Form 10-Q
period 2009-04-30
Kopr Resources Corp.
filed 2009-06-15
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number 333-1399326


                              KOPR RESOURCES CORP.
                 (Name of small business issuer in its charter)

          Delaware                                             41-2252162
(State or other jurisdiction of                         (IRS Identification No.)
 incorporation or organization)

                                 670 Kent Avenue
                                Teaneck, NJ 07666
                    (Address of principal executive offices)

                                 (201) 410-9400
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. [ ] Yes [ ] No [X] N/A

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,501,500 shares outstanding as of April 30, 2009.

                              KOPR RESOURCES CORP.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited) ..............................     3
          Balance Sheets................................................     3
          Statements of Operations .....................................     4
          Statement of Changes in Shareholders'Equity...................     5
          Statements of Cash Flows......................................     6
           Note to Financial Statements.................................     7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    11
Item 3.   Quantitative and Qualitative Disclosures about Market Risk....    13
Item 4.   Controls and Procedures.......................................    13

PART II OTHER INFORMATION
Item 1.   Legal Proceedings.............................................    14
Item 1A.  Risk Factors..................................................    14
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...    14
Item 3.   Defaults Upon Senior Securities...............................    14
Item 4.   Submission of Matters to a Vote of Security Holders...........    14
Item 5.   Other Information.............................................    14
Item 6.   Exhibits......................................................    14

Signatures..............................................................    15

EX-31 Section 302 Certification of CEO
EX-32 Section 906 Certification of CEO

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                  (Unaudited)        (Unaudited)        (Audited)
                                                                   April 30,         January 31,        October 31,
                                                                     2009               2009               2008
                                                                   --------           --------           --------
                                     ASSETS
Current assets
  Cash and cash equivalents                                        $    696           $  4,379           $  4,379
  Prepaid expense                                                       500                 --                 --
                                                                   --------           --------           --------
TOTAL CURRENT ASSETS                                               $  1,196           $  4,379           $  4,379
                                                                   ========           ========           ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable                                                 $ 45,830           $ 35,419           $ 27,485
                                                                   --------           --------           --------
TOTAL CURRENT LIABILITIES                                            45,830             35,419             27,485
                                                                   --------           --------           --------

Loan from director                                                    1,500                 --                 --
                                                                   --------           --------           --------

STOCKHOLDERS' DEFICIENCY
  Preferred stock $0.001 par value 75,000,000 shares
   authorized; none issued                                              --                 --                 --
  Common stock $0.001 par value; 150,000,000 shares
   authorized; 2,501,500 shares issued and outstanding                2,502              2,502              2,502
  Additional paid-in-capital                                         12,498             12,498             12,498
  Deficit accumulated during exploration stage                      (61,134)           (46,040)           (38,106)
                                                                   --------           --------           --------
TOTAL STOCKHOLDERS' DEFICIENCY                                      (46,134)           (31,040)           (23,106)
                                                                   --------           --------           --------

                                                                   $  1,196           $  4,379           $  4,379
                                                                   ========           ========           ========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                  For the Period
                                                                                                                   July 23, 2007
                                 Six Months    Six Months   Three Months  Three months  Three Months  Three months  (Inception)
                                   Ended         Ended         Ended         Ended         Ended         Ended        Through
                                  April 30,     April 30,     April 30,     April 30,    January 31,   January 31,    April 30,
                                    2009          2008          2009          2008          2009          2008          2009
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
Revenues                         $       --    $       --    $       --    $       --    $       --    $       --    $       --
Cost of sales                            --            --            --            --            --            --            --
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
Gross margin                             --            --            --            --            --            --            --
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
Operating Expense                        --            --            --            --            --            --            --
General and administrative
 expenses                            23,028           433        15,094            60         7,934           373        61,134
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
LOSS BEFORE INCOME TAX EXPENSE      (23,028)         (433)      (15,094)          (60)       (7,934)         (373)      (61,134)
Income tax expense                       --            --            --            --            --            --            --
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
NET LOSS                         $  (23,028)   $     (433)   $  (15,094)   $      (60)   $   (7,934)   $     (373)   $  (61,134)
                                 ==========    ==========    ==========    ==========    ==========    ==========    ==========
Loss per share basic and
 diluted                              (0.01)        (0.29)        (0.01)        (0.04)        (0.00)        (0.25)
                                 ==========    ==========    ==========    ==========    ==========    ==========
Weighted average number of
 common shares outstanding
 basic and diluted                2,501,500         1,500     2,501,500         1,500     2,501,500         1,500
                                 ==========    ==========    ==========    ==========    ==========    ==========


                             See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
           Statements of Changes in Stockholder's Equity (Deficiency)
      For the Period from July 23, 2007 (Inception) through April 30, 2009

                                                                                         Deficit
                                                                                       Accumulated        Total
                                                   Common Stock          Additional       During       Stockholders'
                                               ---------------------      Paid-in      Exploration        Equity
                                               Shares         Amount      Capital         Stage        (Deficiency)
                                               ------         ------      -------         -----        ------------
September 25, 2007 stock issued for cash          1,500      $      2     $  9,998      $      --       $  10,000
Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2007                          1,500      $      2     $  9,998      $  (5,500)      $   4,500
                                            ===========      ========     ========      =========       =========
June 1, 2008 stock issued for cash            2,500,000         2,500        2,500                          5,000
Net loss                                                                                  (32,606)        (32,606)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2008                      2,501,500      $  2,502     $ 12,498      $ (38,106)      $ (23,106)
                                            ===========      ========     ========      =========       =========
Net loss                                                                                  (23,028)        (23,028)
                                            -----------      --------     --------      ---------       ---------
BALANCE APRIL 30, 2009 (UNAUDITED)            2,501,500      $  2,502     $ 12,498      $ (61,134)      $ (46,134)
                                            ===========      ========     ========      =========       =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               For the Period
                                                                                                                July 23, 2007
                                                      Six Months    Six Months    Three Months   Three months    (Inception)
                                                        Ended         Ended          Ended          Ended          Through
                                                       April 30,     April 30,     January 31,    January 31,      April 30,
                                                         2009          2008           2009           2008            2009
                                                       --------      --------       --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(23,028)     $   (433)      $ (7,934)      $   (373)       $(61,134)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Pre-paid expense                                       (500)           --             --             --            (500)
    Accounts payable                                     18,345            --          7,934             --          45,830
                                                       --------      --------       --------       --------        --------
NET CASH USED IN OPERATING ACTIVITIES                  $ (5,183)     $   (433)      $     --           (373)       $(15,804)
                                                       --------      --------       --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                      1,500            --             --             --           1,500
  Proceeds from sale of common stock                         --            --             --             --          15,000
                                                       --------      --------       --------       --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,500            --             --             --          16,500
                                                       --------      --------       --------       --------        --------

Net (decrease) increase in cash and cash equivalents     (3,683)         (433)            --           (373)            696
Cash and cash equivalents at beginning of period          4,379        10,000          4,379         10,000              --
                                                       --------      --------       --------       --------        --------
Cash and cash equivalents at end of period             $    696      $  9,567       $  4,379       $  9,627        $    696
                                                       ========      ========       ========       ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                             $     --      $     --       $     --       $     --        $     --
                                                       ========      ========       ========       ========        ========
  Income Taxes                                         $     --      $     --       $     --       $     --        $     --
                                                       ========      ========       ========       ========        ========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            (Stated in U.S. Dollars)


1. NATURE AND CONTINUANCE OF OPERATIONS

Kopr Resources Corp., ("the Company") was incorporated under the laws of the State of Delaware on July 23, 2007. The Company is in the exploration stage of its resource business and it has been generally inactive during the period July 23, 2007 (inception) to April 30, 2009. During the year ended October 31, 2008 the Company commenced its limited activities by issuing shares and acquiring a mineral property located in the Osoyoos Mining Division of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

The Company's tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $61,134 as of April 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or sale of common stock pursuant to the Company's registration statement which was declared effective by the SEC on March 9, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

EXPLORATION STAGE COMPANY

The Company complies with the Financial Accounting Standards Board Statement No.7 and its characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2009, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  value  of cash  and  accounts  payable  and  accrued  liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probably, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At April 30, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128. "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments. Basic loss and diluted loss per share are equal.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides supplemental implementation guidance for SFAS No. 123R SFAS No. 123R requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended April 30, 2009 The Company did not record any compensation expense for the period ended April 30, 2009 because there were no stock options outstanding prior to, or at April 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements NO 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment of Disposal of Long-Lived Assets," to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," and amendment of FASB Statement NO.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future report financial position or results of operations.

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. COMMON STOCK TRANSACTIONS

The total number of common shares authorized that may be issued by the Company is 150,000,000 shares and 75,000,000 preferred shares each with a par value of $.001 per share. No other class of shares is authorized.

On July 23,  2007,  the Company  issued  1,500  shares of common stock to Andrea
Schlectman, its sole shareholder and Director, for total cash proceeds of $10,000.

On June 1, 2008, the Company issued 2,500,000 of common stock to Andrea Schlectman, its sole shareholder and Director for total proceeds of $5,000.

 At April 30, 2009, there were no shares of preferred stock, stock options or warrants issued.

4. MINERAL INTERESTS

On November 28, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in one mining claim of approximately 505 hectares located in the mining division approximately 15 kilometers north of the town of Keremos, in South Central British Columbia, Canada.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company, the title will be changed to the name of the Company with the appropriate mining recorder.

5. INCOME TAXES

As of April 30, 2009, the Company had a net operating loss carry forward of approximately $61,134 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

6. RELATED PARTY TRANSACTIONS

On July 31, 2007, in connection with the organization, the Company issued 1,500 shares of common stock to Andrea Schlectman, the sole shareholder, director and officer for consideration of $10,000.

On June 1, 2008, the Company issued 2,500,000 shares of common stock at $.002 per share for a total of $5,000 to Andrea Schlectman, the sole shareholder, director and officer of the Company, as reimbursement for Ms. Schlectman's payment of $5,000 on behalf of the Company for its mining claim.

Andrea Schlectman may in the future, become involved in other business opportunities as they may become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such a conflict.

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of April 30, 2009 is $1,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

BUSINESS AND PLAN OF OPERATION

Kopr Resources Corp. was incorporated under the laws of the state of Delaware on July 23, 2007. The Company's principal offices are located at 670 Kent Avenue, Teaneck, NJ 07666. Our telephone number there is (201) 410-9400. Our fax number is (732) 612-1141.

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for copper and other metals. The Company has staked a claim on certain property located in the Osoyoos Mining Division of British Columbia, Canada. This property consists of one claim held by Reza Mohammed under Declaration of Trust dated November 28, 2007 in favor of the Company and is located about 15 km north of the town of Keremeos in south central British Columbia. Herein we refer to this claim as the "Property" or the "Claim." We are presently in the exploration stage at the Property. The Claim is good to January 26, 2010. We have not generated revenue from mining operations.

We have not yet commenced any exploration activities on the Claim. We plan to explore for minerals on the Property. The Property may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claim to production.

General and administrative expenses increased by $22,595 to $23,028 in the six months ended April 30, 2009, from $433 in the same period in 2008. In the three months ended April 30, 2009 they increased by $15,034 to $15,094 from $60 in the same period in 2008. In the three months ended January 31, 2009 they increased by $7,561 to $7,934 from $373 in the same period in 2008.

The Property covers an area where the location of the Kopr showing has been documented in MINFILE No. 082ESW050 by the British Columbia Ministry of Energy, Mines and Petroleum Resources. There has been a limited amount of geological work conducted over the years on the Property. The only recorded assessment work was by Apex Exploration and Mining Co. Ltd during 1979 to 1980 in the vicinity of an old adit which probably dates back to the early 1900s.

The underlying rocks in the Property area consist of a series of Carboniferous to Triassic volcanic and sedimentary rocks that have been intruded by granitic Okanagan intrusions. Larger intrusions are composed of granite and grandiorite, while smaller stocks are composed of diorite and gabbro. Numerous sills, dikes and apophyses are associated. Carboniferous to Triassic rocks are assigned to the Shoemaker and Old Tom formations. These rocks form the eastern limb of a large anticlinal fold with fold axes striking roughly north. The Shoemaker consists of cherts, greenstone and minor argillite. A showing depicted as a copper skarn was identified on the Property. A mineralized pyrrhotite copper skarn zone and a few other small showings have been sampled. Due to dense forest, the location of the old adit depicted in the MINFILE report remains unknown.

The Company retained a consultant, George Coetzee, who has worked as an exploration and mine geologist for 24 years. George Coetzee personally examined the Property and the immediate surrounding area on August 31 and September 1, 2007. Mr. Coetzee graduated with a BSc (Honors) in Geology from University of Pretoria in South Africa in 1981 and is a member of the Society of Economic Geologists. He has worked as an exploration and mine geologist for more than 24 years in South Africa, North America and Mexico. We have a verbal agreement with Mr. Coetzee to conduct the exploration program. However; there is the possibility that our Claim does not contain any reserves, resulting in any funds spent on exploration being lost.

The  consultant  studied a  compilation  of  published  data,  maps and  reports available from the British Columbia Governmental geological database and examined the geology of the Property and its immediate surrounding area in August and September of 2007 to locate skarn copper occurrence and to determine the mode of development and assess the mineral potential of the Property. The consultant located a copper skarm occurrence but was unable to locate the adit identified on the British Columbia Government MINFILE database at the geographical coordinates provided. The adit may have been mismapped or inaccurately surveyed. The consultant speculates that detail reconnaissance would reveal the location of the adit and mineralization in the larely dense wooded terrain.

Mineral property exploration is typically conducted in phases. We have not yet commenced the initial phase of exploration on the Property. Our plan of operation for the next twelve months is to initiate the first of two phases of the exploration program as recommended by our consultant. After we have completed each phase of exploration and analyzed the results, we will make a decision as to whether we will proceed with each successive phase. The decision will be made based upon the results obtained in the previous phase. Our goal in exploration of the Property is to ascertain whether it possesses commercially viable metal or mineral deposits. We cannot assure you that any economical mineral deposits exist on the Property until appropriate exploration work is completed. Even if we complete our proposed exploration program on the Property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

The first phase of exploration would include the following:

     * Further reconnaissance prospecting entailing silt sampling of all creeks draining the Property area;

     * Geological mapping and examination of all rock outcrops for potential sulphide mineralization; and

     * Ground geological survey over the magnetic anomalies highlighted by a previous MAG airborne survey as well as new targets identified by the mapping program.

The first phase is estimated to cost $28,640 as described below.

BUDGET - FIRST PHASE

            Geologist 10 days @$500 per day                 $ 5,000
            Two Assistants @ $400 per day                     3,200
            Technologist 6 days @ $300 per day                1,800
            Vehicle 10 days @ $100 day                        1,000
            Rock Samples 30 @ $50 each                        1,500
            Silt Samples 40 @ $40                             1,600
            Lodging 10 days @$120 per day per person          3,840
            Expenses, food, fuel and field supplies           2,200
            Magnetometer Survey                               6,000
            Report                                            2,500
                                                            -------
                                                            $28,640

After the completion of the first phase of the exploration program, we will review the results and conclusions and evaluate the advisability of additional exploration work on the Property The second phase of exploration, if warranted, would include trenching and a localized geochemical soil sampling program over the magnetic anomalies and showings and proposed budget of $25,480.

BUDGET - SECOND PHASE

            Bond                                            $ 5,000
            Geologist 7 days @$500 per day                    3,500
            Assistant 7 days @ $400 per day                   1,400
            Vehicle 7 days @ $100 day                           700
            Rock Samples 10 @ $50 each                          500
            Soil Samples 150 @ $40                            6,000
            Expenses, food and field supplies                 1,200
            Report                                            1,500
            Lodging 7 days @$120/day/person                   1,680
            Trenching                                         4,000
                                                            -------
                                                            $25,480

We would need additional financing to cover these exploration costs, although we currently do not have any specific financing arranged. Further exploration would be subject to financing.

As of April 30, 2009, there are outstanding accounts payable to George Coetzee, a consultant, for $5,500, Synergy Law Group LLC for $39,330 including $7,000 for the cost of the registration of its common stock and $1,000 to Empire Stock Transfer.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at April 30, 2009 were $1,196 and current liabilities were $45,830. We received our initial funding of $10,000 through the sale of common stock to our sole officer and director who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Our sole officer and director, Andrea Schlectman, paid $5,000 on our behalf for the cost of the mining claim on the Claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. We have 2,000,000 shares of common stock available for public sale pursuant to the Registration Statement on Form S-1 which the Company filed with the SEC on February 13, 2009, which was declared effective by the SEC on March 9, 2009. No shares have been sold pursuant to the Registration Statement.

RESULTS OF OPERATIONS

We are still in the exploration stage and have no revenues to date. We incurred general and administrative expenses of $15,094 and $60 for the three month periods ended April 30, 2009 and April 30, 2008, respectively. Our net loss since inception through April 30, 2009 is $61,134.

Management believes that the Company's current cash together with subscriptions for stock which may be sold pursuant to the Company's S-1 Registration Statement will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole officer and director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates; but due to our present financial situation, we are not extensively exposed.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting, our sole officer and director concluded that, as of April 30, 2009, the Company's disclosure controls and procedures were not effective.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISKS FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

a) None

b) None

On February 13, 2009, the Company filed a Registration Statement on Form S-1 for the offering of 2,000,000 shares of common stock with the SEC, which was declared effective by the SEC on March 9, 2009. The Company has made no sales of common stock under the Registration Statement.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                              Description of Exhibit
------                              ----------------------
 3.1        Articles of Incorporation (*)
 3.2        Bylaws (*)
31 Certification of President filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference herein from the Company's Registration Statement on Form S-1 filed on February 13, 2009 with the SEC.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2009                  KOPR RESOURCES CORP.


                                    By: /s/ Andrea Schlectman
                                        ----------------------------------------
                                        Andrea Schlectman
                                        Principal Executive Officer
                                        Principal Financial Officer and Director