Form 10-Q
period 2009-07-31
Kopr Resources Corp.
filed 2009-09-11
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* [ ] Yes No [ ]
* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,501,500 shares outstanding as of September 9, 2009.

                              KOPR RESOURCES CORP.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART  I  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
            Balance Sheets .............................................    3
            Statements of Operations ...................................    4
            Statement of Changes in Shareholders' Equity (Deficiency)...    5
            Statements of Cash Flows....................................    6
            Note to Financial Statements................................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and  Results of Operations.....................................   12
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....   14
Item 4.  Controls and Procedures........................................   14

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings..............................................   14
Item 1A. Risk Factors...................................................   15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....   15
Item 3.  Defaults Upon Senior Securities................................   15
Item 4.  Submission of Matters to a Vote of Security Holders............   15
Item 5.  Other Information..............................................   15
Item 6.  Exhibits.......................................................   15

         Signatures.....................................................   16

EX-31 Section 302 Certification of Principal Executive and Principal Financial Officer
EX-32 Section 906 Certification of Principal Executive and Principal Financial Officer

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                                 (Unaudited)            (Audited)
                                                                                   July 31,             October 31,
                                                                                     2009                  2008
                                                                                  -----------           -----------
                                       ASSETS

Current assets
  Cash and cash equivalents                                                       $    15,625           $     4,379
                                                                                  -----------           -----------
Total current assets                                                                   15,625                 4,379
                                                                                  -----------           -----------
Other current assets
  Pre-paid expense                                                                        500                    --
                                                                                  -----------           -----------
Total other current assets                                                                500                    --
                                                                                  -----------           -----------

TOTAL CURRENT ASSETS                                                              $    16,125           $     4,379
                                                                                  ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities
  Accounts payable                                                                $    58,194           $    27,485
                                                                                  -----------           -----------
TOTAL CURRENT LIABILITIES                                                              58,194                27,485
                                                                                  -----------           -----------

LONG TERM LIABILITIES
  Loan from director                                                                   16,500                    --
                                                                                  -----------           -----------
TOTAL LONG TERM LIABILITIES                                                            16,500                    --
                                                                                  -----------           -----------

TOTAL LIABILITIES                                                                 $    74,694           $    27,485
                                                                                  ===========           ===========
STOCKHOLDERS (DEFICIENCY)
  Preferred stock $0.001 par value 75,000,000 shares authorized; none issued      $        --           $        --
  Common stock $0.001 par value; 150,000,000 shares authorized;
   2,501,500 shares issued and outstanding for both periods                             2,502                 2,502
  Additional paid-in-capital                                                           12,498                12,498
  Deficit accumulated during exploration stage                                        (73,569)              (38,106)
                                                                                  -----------           -----------
TOTAL STOCKHOLDERS' (DEFICIENCY)                                                      (58,569)              (23,106)
                                                                                  -----------           -----------

                                                                                  $    16,125           $     4,379
                                                                                  ===========           ===========

                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                    For the Period
                                                                                                     July 23, 2007
                                      Nine Months     Nine Months    Three Months    Three months     (Inception)
                                        Ended           Ended           Ended           Ended           Through
                                       July 31,        July 31,        July 31,        July 31,         July 31,
                                         2009            2008            2009            2008             2009
                                      ----------      ----------      ----------      ----------       ----------
Revenues                              $       --      $       --      $       --      $       --       $       --
Cost of sales                                 --              --              --              --               --
                                      ----------      ----------      ----------      ----------       ----------
      Gross margin                            --              --              --              --               --
                                      ----------      ----------      ----------      ----------       ----------
Operating Expense                             --              --              --              --               --
General and administrative expenses       35,463             433          12,435              --           73,569
                                      ----------      ----------      ----------      ----------       ----------
LOSS BEFORE INCOME TAX EXPENSE           (35,463)           (433)        (12,435)             --          (73,569)
Income tax expense                            --              --              --              --               --
                                      ----------      ----------      ----------      ----------       ----------

NET LOSS                              $  (35,463)     $     (433)        (12,435)     $       --       $  (73,569)
                                      ==========      ==========      ==========      ==========       ==========

Loss per share basic and diluted           (0.01)          (0.00)          (0.00)
                                      ==========      ==========      ==========
Weighted average number of
 common shares outstanding
 basic and diluted                     2,501,500       2,501,500       2,501,500       2,501,500
                                      ==========      ==========      ==========      ==========

                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
           Statements of Changes in Stockholder's Equity (Deficiency)
         For the Period July 23, 2007 (Inception) through July 31, 2009
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                   Common Stock          Additional       During          Total
                                               ---------------------      Paid-in      Exploration     Stockholders'
                                               Shares         Amount      Capital         Stage           Equity
                                               ------         ------      -------         -----           ------
September 25, 2007 stock issued for cash          1,500      $      2     $  9,998      $      --       $  10,000
Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2007                          1,500      $      2     $  9,998      $  (5,500)      $   4,500
                                            ===========      ========     ========      =========       =========

June 1, 2008 stock issued for cash            2,500,000         2,500        2,500                          5,000
Net loss                                                                                  (32,606)        (32,606)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2008                      2,501,500      $  2,502     $ 12,498      $ (38,106)      $ (23,106)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (35,463)        (35,463)
                                            -----------      --------     --------      ---------       ---------

BALANCE JULY 31, 2009 (UNAUDITED)             2,501,500      $  2,502     $ 12,498      $ (73,569)      $ (58,569)
                                            ===========      ========     ========      =========       =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          For the Period
                                                                                           July 23, 2007
                                                       Nine Months        Nine Months       (Inception)
                                                         Ended              Ended             Through
                                                        July 31,           July 31,           July 31,
                                                          2009               2008               2009
                                                        --------           --------           --------
CASH FLOWS  FROM OPERATING ACTIVITIES
  Net loss                                              $(35,463)          $   (433)          $(73,569)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Pre-paid expense                                        (500)                --               (500)
    Accounts payable                                      30,709                 --             58,194
                                                        --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                     (5,254)              (433)           (15,875)
                                                        --------           --------           --------
INVESTING ACTIVITIES
  Mining claim                                                --             (5,000)                --
                                                        --------           --------           --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     --             (5,000)                --
                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                      16,500                 --             16,500
  Proceeds from sale of common stock                          --              2,500              2,502
  Additional paid in capital                                  --              2,500             12,498
                                                        --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 16,500              5,000             31,500
                                                        --------           --------           --------

Net increase in cash and  cash equivalents                11,246               (433)            15,625
Cash and cash equivalents at beginning of period           4,379             10,000                 --
                                                        --------           --------           --------
Cash and cash equivalents at end of period              $ 15,625           $  9,567           $ 15,625
                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                              $     --           $     --           $     --
                                                        ========           ========           ========
  Income Taxes                                          $     --           $     --           $     --
                                                        ========           ========           ========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            (Stated in U.S. Dollars)


1. NATURE AND CONTINUANCE OF OPERATIONS

Kopr Resources Corp., ("the Company") was incorporated under the laws of the State of Delaware on July 23, 2007. The Company is in the exploration stage of its resource business and it was generally inactive during the period July 23, 2007 (inception) to July 31, 2009. During the year ended October 31, 2008 the Company commenced its limited activities by issuing shares and acquiring a mineral property located in the Osoyoos Mining Division of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

The Company's tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $73,569 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement public sale of common stock.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2009, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

ENVIRONMENT COSTS

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

At July 31, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended July 31, 2009 The Company did not record any compensation expense for the period ended July 31, 2009 because there were no stock options outstanding prior to, or at July 31, 2009.

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

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107-1"). FSP 107-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the third quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP

115-2 and 124-2 in the third quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009,  the FASB issued FASB Staff  Position  157-4,  "Determining  Fair
Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending October 31, 2009. This will not have an impact on the consolidated results of the Company.

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

On July 23, 2007, the Company issued 1,500 shares of common stock to the Director, for total cash proceeds of $10,000.

On June 1, 2008, the Company issued 2,500,000 of common stock to the Director for total proceeds of $5,000.

 At July 31, 2009, there were no shares of preferred stock, stock options or warrants issued.

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

5. INCOME TAXES

As of July 31, 2009, the Company had a net operating loss carry forwards of approximately $73,569 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

6. RELATED PARTY TRANSACTIONS

On July 31, 2007, in connection with its organization, the Company issued 1,500 shares of common stock to Andrea Schlectman, the sole shareholder, director and officer of the Company, for consideration of $10,000.

On June 1, 2008, the Company issued 2,500,000 shares of common stock at $.002 per share for a total of $5,000 to Andrea Schlectman as reimbursement for Ms. Schlectman's payment of $5,000 on behalf of the Company for its mining claim.

Andrea Schlectman may in the future, become involved in other business opportunities as they may become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such a conflict.

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of July 31, 2009 is $16,500.

7. SUBSEQUENT EVENTS

There have been no material subsequent events. Subsequent events have been evaluated through September 2, 2009, the date the financial statements were issued.

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

The first phase is estimated to cost $28,640 as described below.

BUDGET - FIRST PHASE

           Geologist 10 days @$500 per day                   $ 5,000
           Two Assistants @ $400 per day                       3,200
           Technologist 6 days @ $300 per day                  1,800
           Vehicle 10 days @ $100 day                          1,000
           Rock Samples 30 @ $50 each                          1,500
           Silt Samples 40 @ $40                               1,600
           Lodging 10 days @$120 per day per person            3,840
           Expenses, food, fuel and field supplies             2,200
           Magnetometer Survey                                 6,000
           Report                                              2,500
                                                             -------
                                                             $28,640
                                                             =======

After the completion of the first phase of the exploration program, we will have review the results and conclusions and evaluate the advisability of additional exploration work on the Property The second phase of exploration, if warranted, would include trenching and a localized geochemical soil sampling program over the magnetic anomalies and showings and proposed budget of $25,480.

BUDGET - SECOND PHASE

           Bond                                              $ 5,000
           Geologist 7 days @$500 per day                      3,500
           Assistant 7 days @ $400 per day                     1,400
           Vehicle 7 days @ $100 day                             700
           Rock Samples 10 @ $50 each                            500
           Soil Samples 150 @ $40                              6,000
           Expenses, food and field supplies                   1,200
           Report                                              1,500
           Lodging 7 days @$120/day/person                     1,680
           Trenching                                           4,000
                                                             -------
                                                             $25,480
                                                             =======

We would need additional financing to cover these exploration costs, although we currently do not have any specific financing arranged. Further exploration would be subject to financing.

As of July 31, 2009, there were outstanding accounts payable to George Coetzee, a consultant, for $5,500, to Synergy Law Group, LLC for $49,194 and to $2,500 to Bernstein & Pinchuk.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at July 31, 2009 were $16,125 and current liabilities were $58,194. We received our initial funding of $10,000 through the sale of common stock to our sole officer and director who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Our sole officer and director, Andrea Schlectman, paid $5,000 on our behalf for the cost of the mining claim on the Claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. We have 2,000,000 shares of common stock available for public sale pursuant to the Registration Statement on Form S-1 which the Company filed with the SEC on February 13, 2009, which was declared effective by the SEC on March 9, 2009. No shares have been sold pursuant to the Registration Statement.

RESULTS OF OPERATIONS

We are still in the development stage and have no revenues to date. We incurred general and administrative expenses of $12,435 for the three-month period ended June 30, 2009, while no general and administrative expenses were incurred during the three-month period ended July 31, 2008. Our net loss since inception through July 31, 2009 is $73,569.

Management believes that the Company's current cash together with subscriptions for stock in any private placement or which may be sold pursuant to the Company's S-1 Registration Statement will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole officer and director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

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

Date: September 9, 2009             KOPR RESOURCES CORP.


                                    By: /s/ Andrea Schlectman
                                        ----------------------------------------
                                        Andrea Schlectman
                                        Principal Executive Officer
                                        Principal Financial Officer and Director