Form 10-K
period 2009-10-31
Kopr Resources Corp.
filed 2010-01-29
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended October 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission file number: 333-157293

                              KOPR RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                         41-2252162
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

        670 Kent Avenue
       Teaneck, NJ 07666                                  (201) 410-9400
(Address, including zip code of                  (Registrant's telephone number,
  principal executive offices)                           including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                                      None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes [ ] No [ ]

* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of October 31, 2009: $0.00

As of January 29, 2010, the registrant's outstanding common stock consisted of 2,501,500 shares.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     Part I

Item 1    Business                                                             3
Item 1A   Risk Factors                                                         7
Item 1B   Unresolved Staff Comments                                           14
Item 2    Properties                                                          14
Item 3    Legal Proceedings                                                   14
Item 4    Submission of Matters to a Vote of Security Holders                 14

                                     Part II

Item 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   14
Item 6    Selected Financial Data                                             15
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
Item 8    Financial Statements                                                18
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            30
Item 9A   Controls and Procedures                                             30
Item 9B   Other Information                                                   31

                                    Part III

Item 10   Directors, Executive Officers and Corporate Governance              31
Item 11   Executive Compensation                                              32
Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     32
Item 13   Certain Relationships and Related Transactions and Director
          Independence                                                        33
Item 14   Principal Accounting Fees and Services                              33

                                     Part IV

Item 15   Exhibits, Financial Statement Schedules                             34

Signatures                                                                    35

                                     PART I

ITEM 1 BUSINESS

THE COMPANY

Kopr Resources Corp. (the "Company") was incorporated on July 23, 2007 in the state of Delaware. We are engaged in the business of acquisition and exploration of mineral properties, primarily for copper and other metals. The Company has staked a claim on certain property located in the Osoyoos Mining Division of British Columbia, Canada. This property consists of one claim held by Reza Mohammed (the "Trustee") under Declaration of Trust dated November 28, 2007 in favor of the Company and is located about 15 km north of the town of Keremeos in south central British Columbia. We refer to this claim as the "Property" or the "Claim" throughout this Report. We are presently in the exploration stage at the Property. We have not generated revenue from mining operations. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. In August of 2007 we engaged George Coetzee, an exploration and mine geologist, to assess the Property for mineral occurrences. To date, we have incurred expenses of $5,500 for the report. The source of information contained in this discussion is our geological report which was included as Exhibit 99.1 in our Form S-1 registration statement filed with the SEC on February 13, 2009.

Our principal offices are located at 670 Kent Avenue, Teaneck, NJ 07666. Our telephone number is (201) 410-9400.

ACQUISITION OF THE MINERAL CLAIM

The Claim is assigned Tenure Number 541991 and is recorded in the name of Reza Mohammed. The Claim is in good standing to January 26, 2011.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has been granted to Reza Mohammed, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the Company is not registered in British Columbia, the Claim is held in trust for the Company by Mr. Mohammed who is a Canadian citizen. The Claim was staked using the British Columbia Mineral Titles Online computer Internet system.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the Property, exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PROPERTY DESCRIPTION AND LOCATION

The Property consists of one mineral claim held by the Trustee in favor of the Company and is located in the Osoyoos Mining Division of British Columbia, Canada covering an area of 505.292 hectares. The Property is located about 15 km north of the town of Keremeos in south central British Columbia west of Highway 3A North, approximately 473 km east of Vancouver. The Property terrain is of mainly steep to moderate relief, well forested and occupies the western slope of a mountain with an elevation of 1760m. The highest mountain peak, at 2235m is located above 4.5 km northwest of the Property.

The Property covers an area where the location of the Kopr showing has been documented in MINFILE No. 082EDW050 by the British Columbia Ministry of Energy, Mines and Petroleum Resources. There has been a limited amount of geological work conducted over the years on the Property. The only recorded assessment work was by Apex Exploration and Mining Co. Ltd during 1979 to 1980 in the vicinity of an old adit which probably dates back to the early 1900s.

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

The consultant studied a compilation of published data, maps and reports available from the British Columbia Governmental geological database. The consultant examined the geology of the Property and its immediate surrounding area in August and September of 2007 to locate skarn copper occurrence and to determine the mode of development and assess the mineral potential of the Property. The consultant located a copper skarm occurrence but was unable to locate the adit identified on the British Columbia Government MINFILE database at the geographical coordinates provided. The adit may have been mismapped or inaccurately surveyed. The consultant speculates that detail reconnaissance would reveal the location of the adit and mineralization in the larely dense wooded terrain.

MINERAL PROPERTY EXPLORATION

Mineral property exploration is typically conducted in phases. We have not yet commenced the initial phase of exploration on the Property. However, our geologist recommends the exploration work based on the results from his assessment of the Property. After we have completed each phase of exploration and analyzed the results, we will make a decision as to whether we will proceed with each successive phase. The decision will be made based upon the results obtained in the previous phase. Our goal in exploration of the Property is to ascertain whether it possesses commercially viable metal or mineral deposits. We cannot assure you that any economical mineral deposits exist on the Property until appropriate exploration work is completed. Even if we complete our proposed exploration program on the Property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

GEOLOGICAL REPORT

We retained the services of a consultant, George Coetzee, an exploration and mine geologist, to complete an assessment of the Claim and to prepare an assessment report on the Claim.

Mr. Coetzee has worked as an exploration and mine geologist for more than 24 years in South Africa, Canada and Mexico. Mr. Coetzee graduated from the University of Pretoria in South Africa in 1981 with a Bachelor of Science degree in Geology.

Based on his review, Mr. Coetzee recommends a two-phase program of exploration on the Property.

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

The first phase is estimated to cost $28,640 as described below

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
                                                             -------
                                                             $25,480
                                                             =======

We would need additional financing to cover these exploration costs, although we currently do not have any specific financing arranged except the anticipated offering and sale of shares pursuant to a post-effective amendment of the Company's registration statement. Further exploration would be subject to the availability of financing.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environmental laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     -    Water discharge will have to meet water standards;

     -    Dust generation will have to be minimal or otherwise re-mediated;

     - Dumping of material on the surface will have to be re-contoured and re-vegetated;

     - All material to be left on the surface will need to be assessed to ensure that it is environmentally benign;

     -    Groundwater will have to be monitored for any potential contaminants;

     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

     - There will have to be an impact report of the work on the local fauna and flora.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees and no employment agreements. Our President provides services on a consultant basis. We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

REPORTS TO SECURITY HOLDERS

We make our financial information available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a smaller reporting company under the Securities Exchange Act of 1934. We became subject to disclosure filing requirements on March 9, 2009 when the SEC declared our S-1 registration statement effective. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A RISK FACTORS

                          RISKS RELATING TO OUR COMPANY

OUR ONLY MINING PROPERTY IS ONE MINING CLAIM, THE FEASIBILITY OF WHICH HAS NOT BEEN ESTABLISHED AS WE HAVE NOT COMPLETED EXPLORATION OR OTHER WORK NECESSARY TO DETERMINE IF IT IS COMMERCIALLY FEASIBLE TO ACQUIRE AND DEVELOP THE PROPERTY.

We are currently an exploration stage mining company. Our only mining asset is one mining claim on the Property. The Property does not have any proven or probable reserves. A "reserve," as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to the Property. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the Property.

WE MAY NEVER FIND COMMERCIALLY VIABLE COPPER OR OTHER RESERVES.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote. Further, we cannot provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral properties will follow only upon obtaining sufficient funding and satisfactory exploration results.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE OUR EXPLORATION ACTIVITIES, AND, IF WARRANTED, TO DEVELOP MINING OPERATIONS.

Exploration activities and, if warranted, development of the Property will involve significant expenditures. We will be required to raise significantly more capital in order to fully develop the Property for mining production assuming that economically viable reserves exist. There is no assurance that the exploration will disclose potential for mineral development and no assurance that any such development would be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of copper and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing for these or other purposes, our exploration activities would be delayed or indefinitely postponed, and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the Property, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

WE HAVE  INCURRED  LOSSES  SINCE  OUR  INCORPORATION  IN 2007  AND MAY  NEVER BE
PROFITABLE WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since the Company was incorporated July 23, 2007, we have had nominal operations and incurred operating losses. As of October 31, 2009, our accumulated deficit since inception is $81,681. As we are just beginning exploration activities on the Property, we expect to incur additional losses in the foreseeable future, and such losses may be significant. To become profitable, we must be successful in raising capital to continue with our exploration activities, discover economically feasible mineralization deposits and establish reserves, successfully develop the Property and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from copper and mineral production, if ever. Thus, we may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a long-term basis. These circumstances raise substantial doubt about our ability to continue as a going concern as described in note 1of the notes to financial statements on page 24. If we are unable to continue as a going concern, investors will likely lose all of their investments in the Company.

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, EVALUATING OUR BUSINESS IS DIFFICULT.

We were incorporated on July 23, 2007, and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $81,681from inception to October 31, 2009.

Accordingly, our business and our future prospects cannot be evaluated due to our lack of operating history. To date, our business development activities have consisted solely of organizational activities. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will commence business operations. Even if we do commence operations, at present, we do not know when.

Furthermore, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Claim and any production of minerals from the Claim, we will not be able to earn profits or continue operations.

VERY FEW MINERAL PROPERTIES ARE ULTIMATELY DEVELOPED INTO PRODUCING MINES.

The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. At present, the Claim has no known body of commercial mineralization. Most exploration projects do not result in the discovery of commercially mineable deposits of mineralization.

Substantial expenditures are required for the Company to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that the Company will discover minerals in sufficient quantities to justify commercial operations or that it can obtain the funds required for development on a timely basis. The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of ore mined, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

HISTORICAL PRODUCTION OF MINERALS AT PROPERTIES IN THE AREA OF THE CLAIM MAY NOT BE INDICATIVE OF THE POTENTIAL FOR FUTURE DEVELOPMENT OR REVENUE.

Historical production of metals and minerals from mines in the area of the Claim cannot be relied upon as an indication that the Claim will have commercially feasible reserves. Investors in our securities should not rely on historical operations of mines in the area of the Claim as an indication that we will be able to place the Property into commercial production. We expect to incur losses unless and until such time as the Property enters into commercial production and produces sufficient revenue to fund our continuing operations.

FLUCTUATING COPPER, METAL AND MINERAL PRICES COULD NEGATIVELY IMPACT OUR BUSINESS PLAN.

The potential for profitability of our copper and other metal and mineral mining operations and the value of the Property will be directly related to the market price of copper and the metals and minerals that we mine. Historically, copper and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of copper and other minerals that we mine may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

RECLAMATION OBLIGATIONS ON THE PROPERTY AND OUR MINING OPERATIONS, IF ANY, COULD REQUIRE SIGNIFICANT ADDITIONAL EXPENDITURES.

We are responsible for the reclamation obligations related to any exploratory and mining activities located on the Property. Since we have only begun exploration activities, we cannot estimate these costs at this time. We may be required to file for a reclamation bond for any mining operations which we conduct, and the cost of such a bond will be significant. We do not currently have an estimate of the total reclamation costs for mining operations on the Property. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

TITLE TO MINERAL PROPERTIES CAN BE UNCERTAIN, AND WE ARE AT RISK OF LOSS OF OWNERSHIP OF OUR PROPERTY.

Our ability to explore and mine the Property depends on the validity of title to the Property. The Property consists of a mining claim. Unpatented mining claims are effectively only a lease from the government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on the Property. Thus, there may be challenges to the title to the Property which, if successful, could impair development and/or operations.

OUR ONGOING OPERATIONS ARE SUBJECT TO ENVIRONMENTAL RISKS, WHICH COULD EXPOSE US TO SIGNIFICANT LIABILITY AND DELAY, SUSPENSION OR TERMINATION OF OUR OPERATIONS.

Mining exploration and exploitation activities are subject to national, provincial and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to national, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

National and provincial agencies may initiate enforcement activities against our Company. The agencies involved, generally, can levy significant fines per day of each violation, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities. Our inability to reach acceptable agreements with agencies in question would have a material adverse effect on us and our ability to continue as a going concern.

Environmental and other legal standards imposed by national, provincial or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the Property or upon properties that we may acquire in the future caused by previous owners or operators, or that may have occurred naturally.

WEATHER INTERRUPTIONS IN THE AREA OF THE PROPERTY MAY DELAY OR PREVENT EXPLORATION.

The terrain of the Property is of mainly steep to moderate relief and occupies the western slope of a mountain with an elevation of 1760 meters in British Columbia, Canada. The area is subject to extreme winter conditions which may delay or prevent exploration of the Property during the winter months.

OUR INDUSTRY IS HIGHLY COMPETITIVE, ATTRACTIVE MINERAL LANDS ARE SCARCE AND WE MAY NOT BE ABLE TO OBTAIN QUALITY PROPERTIES OR RECRUIT AND RETAIN QUALIFIED EMPLOYEES.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in British Columbia, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties. Many of our competitors can offer attractive compensation packages that we may not be able to meet. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

BECAUSE MARKET FACTORS IN THE MINING BUSINESS ARE OUT OF OUR CONTROL, WE MAY NOT BE ABLE TO MARKET ANY MINERALS THAT MAY BE FOUND. The mining industry, in general, is intensely competitive and we can provide no assurance to investors that even if minerals are discovered, a ready market will exist from the sale of any ore found. Numerous factors beyond our control may affect the marketability of metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

WE DEPEND ON OUR CHIEF EXECUTIVE OFFICER AND THE LOSS OF THIS INDIVIDUAL COULD ADVERSELY AFFECT OUR BUSINESS.

Our Company is completely dependent on Andrea Schlectman, our President, Chief Executive Officer and Director. As of the date of this Report, Andrea Schlectman was our sole officer and director. The loss of Ms. Schlectman's services would significantly and adversely affect our business. We have no life insurance on the life of Andrea Schlectman.

MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN RESOURCE EXPLORATION.

The Company's management, while experienced in business operations, has only limited experience in resource exploration. Our sole director and officer of the Company has no significant technical training or experience in resource exploration or mining. The Company relies on the opinions of consulting geologists that it retains from time to time for specific exploration projects or property reviews. As a result of management's inexperience, there is a higher risk of the Company being unable to complete its business plan. To date, the only mining consultant retained by the Company is George Coetzee who prepared an assessment report on the Property which was attached as Exhibit 99.1 to the Company's registration statement on Form S-1 filed with the SEC on February 13, 2009.

THE NATURE OF MINERAL EXPLORATION AND PRODUCTION ACTIVITIES INVOLVES A HIGH DEGREE OF RISK AND THE POSSIBILITY OF UNINSURED LOSSES THAT COULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties such as, but not limited to:

     *    economically insufficient mineralized material;

     *    fluctuations in production costs that may make mining uneconomical;

     *    labor disputes;

     *    unanticipated variations in grade and other geologic problems;

     *    environmental hazards;

     *    water conditions;

     *    difficult surface or underground conditions;

     * industrial accidents; personal injury, fire, flooding, cave-ins and landslides;

     *    metallurgical and other processing problems;

     *    mechanical and equipment performance problems; and

     * decreases in revenues and reserves due to lower gold and mineral prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

OUR OPERATIONS ARE SUBJECT TO PERMITTING REQUIREMENTS WHICH COULD REQUIRE US TO DELAY, SUSPEND OR TERMINATE OUR OPERATIONS ON OUR MINING PROPERTY.

Our operations, including our planned exploration activities on the Property, require permits from the provincial and national governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Property will be adversely affected.

MINERAL EXPLORATION INVOLVES A HIGH DEGREE OF RISK AGAINST WHICH THE COMPANY IS NOT CURRENTLY INSURED.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labor disruptions, flooding, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the operation of mines and the conduct of exploration programs. The Company has relied on and will continue to rely upon consultants and others for exploration expertise.

It is not always possible to fully insure against such risks, and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the Company's shares. The Company does not currently maintain insurance against environmental risks relating to the Claim.

BECAUSE WE WILL HOLD ALL OF OUR CASH RESERVES IN UNITED STATES DOLLARS, WE MAY EXPERIENCE WEAKENED PURCHASING POWER IN CANADIAN DOLLAR TERMS AND MAY NOT BE ABLE TO AFFORD TO CONDUCT OUR PLANNED EXPLORATION PROGRAM.

Any cash reserves available to the Company will be held in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains and losses in Canadian dollar terms. If there is a significant decline in the US dollar versus the Canadian Dollar, our US dollar purchasing power in Canadian dollars would also significantly decline. If a there is a significant decline in the US dollar we would not be able to afford to conduct our planned exploration program. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

IT MAY BE DIFFICULT TO ENFORCE JUDGMENTS OR BRING ACTIONS OUTSIDE THE UNITED STATES AGAINST US AND CERTAIN OF OUR OFFICERS AND DIRECTORS.

Our sole officer and director resides outside of the United States and the primary assets of the Company are located outside of the United States. As a result, it may be difficult or impossible for Company investors to (i) enforce in courts outside the United States judgments obtained in the United States courts based upon the civil liability provisions of the United States federal securities laws against these persons and us; or (ii) bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against us and our officers and directors.

MINING ACCIDENTS OR OTHER MATERIAL ADVERSE EVENTS AT OUR MINING LOCATIONS MAY REDUCE OUR PRODUCTION LEVELS.

At any one of our various mines, production may fall below historic or estimated levels as a result of mining accidents, such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected, or our equipment, processes or facilities fail to operate properly or as expected.

THE COSTS TO MEET OUR  REPORTING  AND  OTHER  REQUIREMENTS  AS A PUBLIC  COMPANY
SUBJECT TO THE SECURITIES EXCHANGE ACT OF 1934 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN TO MEET ROUTINE BUSINESS OBLIGATIONS.

Since having become subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

                     RISKS ASSOCIATED WITH OUR COMMON STOCK

THE OFFERING PRICE OF THE SHARES IS ARBITRARY.

The Offering Price of the Shares has been determined arbitrarily by the Company and bears no relationship to the Company's assets, book value, potential earnings or any other recognized criteria of value.

THE COMPANY HAS A LACK OF DIVIDEND PAYMENTS.

The Company has no plans to pay any dividends in the foreseeable future.

CERTAIN COMPANY ACTIONS AND THE INTERESTS OF STOCKHOLDERS MAY DIFFER.

The voting control of the Company could discourage others from initiating a potential merger, takeover or another change-of-control transaction that could be beneficial to stockholders. As a result, the value of stock could be harmed. Purchasers should be aware that as of the date of the offering there is only one stockholder of the Company.

THE COMPANY IS SUBJECT TO RIGHTS OF PREFERRED STOCKHOLDERS INCLUDING MANDATORY REDEMPTION.

The Company has authorized 75,000,000 shares of blank check preferred stock none of which is currently outstanding. Upon issuance of any preferred stock in the future, the rights attached to the preferred shares could affect the Company's ability to operate, which could force the Company to seek other financing. Such financing may not be available on commercially reasonable terms or at all and could cause substantial dilution to existing stockholders.

CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SECURITIES, AND WE CANNOT ASSURE YOU THAT ANY PUBLIC MARKET WILL EVER DEVELOP AND IT IS LIKELY TO BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

Currently, there is no public market for our stock and our stock may never be traded on any exchange, or, if traded, a public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock.

Our common stock is unlikely to be followed by any market analysts, and there may be few or no institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock.
 Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

OUR COMMON STOCK MAY BE SUBJECT TO "PENNY STOCK" RULES WHICH MAY BE DETRIMENTAL TO INVESTORS.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As the Shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

ONE SHAREHOLDER OWNS ALL OF OUR OUTSTANDING COMMON STOCK, WHICH LIMITS OTHER SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF ANY SHAREHOLDER VOTE.

Our sole officer and director beneficially owns 100% of our outstanding common stock as of the date of this Report. Under our Certificate of Incorporation and the laws of the State of Delaware, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, our sole shareholder is able to control the outcome of shareholder votes, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT ANTICIPATE PAYING ANY IN THE FORESEEABLE FUTURE.

We have not paid a cash dividend on our common stock to date, and we do not intend to pay cash dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Notwithstanding, we will likely elect to retain earnings, if any, to finance our growth. Future dividends may also be limited by bank loan agreements or other financing instruments that we may enter into in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

We do not hold ownership or leasehold interest in any property other than the mining claim. To date, our president, Andrea Schlectman, has provided us with office space and related office services free of charge. There is no obligation for or guarantee that this arrangement will continue in the future.

ITEM 3 LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against the Company

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended October 31, 2009.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. Therefore, the current and potential market for our common stock is limited and the liquidity of our shares may be severely limited. To date, we have made no effort to obtain listing or quotation of our securities on a national stock exchange or association. We have not identified or approached any broker/dealers with regard to assisting us to apply for such listing. We are unable to estimate if or when we expect to undertake this endeavor. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors' ability to sell their Shares. The market price of the Shares of common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products and/or services or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, adoption of new accounting standards or regulatory requirements affecting the business, general market conditions and other factors. In addition, the stock market from time to time experiences significant price and volume fluctuations that may adversely affect the market price for the Company's common stock. As of the date of this report, we have one shareholder of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK REGULATION

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As the Shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

ITEM 6 SELECTED FINANCIAL DATA

The Company was organized on July 23, 2007. Our total current assets as of October 31, 2009 were $12,795, our current liabilities including a $16,500 loan from director were $79,476, and our total stockholder deficiency was $66,681. As of October 31, 2009, the Company held cash and cash equivalents in the amount of $12,295. From inception through October 31, 2009 we incurred a net loss of $81,681. The recoverability of costs incurred for acquisition and exploration of the Property is dependent upon the Company's discovery of economically recoverable reserves and the Company's ability to obtain financing sufficient to satisfy the expenditure requirements and to complete development of the Property and pursue production and sales thereof.

The notes to the Company's financial statements express substantial doubt about the Company's ability to continue as a going concern because of the Company's accumulated deficit since inception of $81,681 and the further losses which are anticipated in the development of its business. The Company's ability to continue as a going concern is dependent upon the Company's generation of profits in the future and/or the ability to obtain financing necessary to meet its obligations and repay its liabilities.

During the year ended October 31, 2009, general and administrative expenses and net loss incurred increased 33.6% or $10,969 from $32,606 during the year ended October 31, 2008 to $43,575. This resulted from increased expenses related to the planned registration and sale of stock.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS REPORT CONTAINS PROJECTIONS AND STATEMENTS RELATING TO COMPANY THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF PREDICTIVE, FUTURE-TENSE OR FORWARD-LOOKING
TERMINOLOGY, SUCH AS "INTENDS," "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "MAY," "WILL," OR SIMILAR TERMS. SUCH STATEMENTS SPEAK ONLY AS OF THE DATE OF SUCH STATEMENT, AND THE COMPANY UNDERTAKES NO ONGOING OBLIGATION TO UPDATE SUCH STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, AND ITS RESPECTIVE DIRECTORS, OFFICERS OR ADVISORS WITH RESPECT TO, AMONG OTHER THINGS: (1) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR FUTURE PROSPECTS, (2) THE COMPANY'S BUSINESS AND GROWTH STRATEGIES AND (3) THE COMPANY'S FINANCING PLANS

AND FORECASTS. POTENTIAL INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT, SHOULD CONDITIONS CHANGE OR SHOULD ANY ONE OR MORE OF THE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD ANY OF THE UNDERLYING ASSUMPTIONS OF THE COMPANY PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SOME OF WHICH ARE UNKNOWN. THE FACTORS THAT COULD ADVERSELY AFFECT THE ACTUAL RESULTS AND PERFORMANCE OF THE COMPANY INCLUDE, WITHOUT LIMITATION, THE COMPANY'S INABILITY TO RAISE ADDITIONAL FUNDS TO SUPPORT OPERATIONS AND CAPITAL EXPENDITURES, THE COMPANY'S INABILITY TO EFFECTIVELY MANAGE ITS GROWTH, THE COMPANY'S INABILITY TO ACHIEVE GREATER AND BROADER MARKET ACCEPTANCE IN EXISTING AND NEW MARKET SEGMENTS, THE COMPANY'S INABILITY TO SUCCESSFULLY COMPETE AGAINST EXISTING AND FUTURE COMPETITORS, THE COMPANY'S RELIANCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS, DISRUPTIONS IN THE SUPPLY CHAIN, THE COMPANY'S INABILITY TO PROTECT ITS INTELLECTUAL PROPERTY, OTHER FACTORS DESCRIBED ELSEWHERE IN THIS REPORT, OR OTHER REASONS. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE FOREGOING CAUTIONARY STATEMENTS AND THE "RISK FACTORS" DESCRIBED HEREIN.

The following discussion of our financial condition and plan of operation should be read in conjunction with the Company's financial statements, the notes to those statements and the information included elsewhere in this Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "RISK FACTORS" and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are engaged in the business of acquisition and exploration of mineral properties, primarily for copper and other metals. The Company has staked a claim on certain property located in the Osoyoos Mining Division of British Columbia, Canada. This property consists of one claim held by Reza Mohammed (the "Trustee") under Declaration of Trust dated November 28, 2007 in favor of the Company and is located about 15 km north of the town of Keremeos in south central British Columbia. We are presently in the exploration stage at the Property. We have not generated revenue from mining operations. In August of 2007 we engaged George Coetzee, an exploration and mine geologist, to assess the Property for mineral occurrences.

Mr. Coetzee, who has worked as an exploration and mine geologist for 24 years, studied a compilation of published data, maps and reports available from the British Columbia Governmental geological database. The consultant examined the geology of the Property and its immediate surrounding area in August and September of 2007 to locate skarn copper occurrence and to determine the mode of development and assess the mineral potential of the Property.

PLAN OF OPERATION

Mineral property exploration is typically conducted in phases. Based on our consultant's studies, Mr. Coetzee recommends a two-phase program of exploration on the Property.

The first phase of exploration estimated to cost $28,640 would include further reconnaissance prospecting entailing silt sampling of all creeks draining the Property area, geological mapping and examination of all rock outcrops for potential sulphide mineralization and a ground geological survey over the magnetic anomalies highlighted by a previous MAG airborne survey as well as new targets identified by the mapping program.

After the completion of the first phase of the exploration program, we will have review the results and conclusions and evaluate the advisability of additional exploration work on the Property The second phase of exploration, if warranted, would include trenching and a localized geochemical soil sampling program over the magnetic anomalies and showings and a proposed budget of $25,480.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

We have not yet commenced the initial phase of exploration on the Property. We would need additional financing to cover exploration costs, although we currently do not have any specific financing arranged except the anticipated offering and sale of shares pursuant to a post-effective amendment of the Company's registration statement. Further exploration would be subject to financing. Management expects to finance operating costs over the next twelve months with existing cash on hand, loans and/or the proceeds from any stock offering.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, our total assets were $12,795, and our total liabilities were $79,476. From inception on July 23, 2007 through October 31, 2009, we incurred a net loss of $81,681. As of October 31, 2009, we held cash and cash equivalents of $12,295.

The Company has no firm cash commitments for capital expenditures and is expending no capital pending the receipt of funds through sales of its stock, if any. The Company intends to file a Post-Effective Amendment to its Registration Statement on Form S-1 to extend the expiration of the offering period. The Company expects that the minimum proceeds from the Offering to be conducted thereunder will be sufficient to support its business plan for twelve months. If the Company receives proceeds in excess of the Minimum Offering Amount, the pace at which the Company can pursue its business plan will be accelerated. Initially, the Company's sole focus will be the exploration of the Property.

If commercially viable metal or mineral reserves are found on the Property, the Company intends to mine the reserves. The funds generated from a stock offering, to the extent they exceed exploration costs, will support the Company's development of the mineral reserves if any are found on the Property.

If the Company successfully mines any minerals or metals discovered on the Property, it will explore sales opportunities for such products. The Company intends to use a portion of the proceeds from any stock offering, to the extent they exceed exploration costs, to develop such sales opportunities.

The Company is in its exploration stage and has not begun operations. As such, the Company has no historical periods with which to compare anticipated capital requirements in the future. The Company will use the proceeds from any stock offering to support its capital requirements. To the best of the Company's knowledge, it is not aware of any event or future trend which would cause the Company's anticipated capital requirements to exceed the Minimum Offering Amount.

IMPORTANT ASSUMPTIONS

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. At this stage without having conducted the initial exploration phase, we are unable to determine whether future mineral exploration and development activities will result in any discoveries of proven or probable reserves. Even if we discover commercial quantities of mineralization, the mineral property may never be brought into commercial production. Our development of mineral properties will occur only upon obtaining sufficient funding and satisfactory exploration results.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8 FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      19

Balance Sheets                                                               20

Statements of Operations                                                     21

Statements of Changes in Stockholder's Deficiency                            22

Statements of Cash Flows                                                     23

Notes to Financial Statements                                                24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Kopr Resources Corp.

We have audited the accompanying balance sheets of Kopr Resources Corp. (an Exploration Stage Company) ("the Company") as of October 31, 2009 and 2008 and the related statements of operations, stockholder's deficiency and cash flows for the years then and for the period from July 23, 2007 (inception) to October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from July 23, 2007 (inception) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses since its inception and has limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bernstein & Pinchuk LLP
------------------------------------
New York, New York
January 28, 2010

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                                            October 31,
                                                                                    ---------------------------
                                                                                      2009               2008
                                                                                    --------           --------
                                     ASSETS

Current assets
  Cash and cash equivalents                                                         $ 12,295           $  4,379
  Prepaid Expense                                                                        500                 --
                                                                                    --------           --------

Total current assets                                                                $ 12,795           $  4,379
                                                                                    ========           ========

                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities
  Accounts payable                                                                  $ 62,976           $ 27,485
  Loan from director                                                                  16,500                 --
                                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                             79,476             27,485
                                                                                    --------           --------
Long term liabilities

                            STOCKHOLDER'S DEFICIENCY

Preferred stock $0.001 par value 75,000,000 shares authorized; none issued                --                 --

Common stock $0.001 par value; 150,000,000 shares authorized;
  2,501,500 shares issued and outstanding for both years                               2,502              2,502

Additional paid-in-capital                                                            12,498             12,498

Deficit accumulated during exploration stage                                         (81,681)           (38,106)
                                                                                    --------           --------
TOTAL STOCKHOLDER'S DEFICIENCY                                                       (66,681)           (23,106)
                                                                                    --------           --------

                                                                                    $ 12,795           $  4,379
                                                                                    ========           ========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                                     For the Period
                                                                                     July 23, 2007
                                                       Years Ended                    (Inception)
                                                        October 31,                     Through
                                             -------------------------------           October 31,
                                                2009                 2008                 2009
                                             ----------           ----------           ----------
Revenues                                     $       --           $       --           $       --

Cost of sales                                        --                   --                   --
                                             ----------           ----------           ----------

Gross margin                                         --                   --                   --
                                             ----------           ----------           ----------

Operating Expense                                    --                   --                   --

General & administrative expenses                43,575               32,606               81,681

LOSS BEFORE INCOME TAX EXPENSE                  (43,575)             (32,606)             (81,681)

Income tax expense                                   --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $  (43,575)          $  (32,606)          $  (81,681)
                                             ==========           ==========           ==========

Loss per share basic and diluted             $    (0.02)          $    (0.03)
                                             ==========           ==========
Weighted average number of common shares
 outstanding basic and diluted                2,501,500            1,046,582
                                             ==========           ==========


                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
           Statements of Changes in Shareholder's Equity (Deficiency)
     For the Period from July 23, 2007(Inception) through October 31, 2008

                                                                                         Deficit
                                                                                       Accumulated
                                                   Common Stock          Additional       During          Total
                                               ---------------------      Paid-in      Exploration     Stockholders'
                                               Shares         Amount      Capital         Stage           Equity
                                               ------         ------      -------         -----           ------
September 25, 2007 stock issued for cash          1,500      $      2     $  9,998      $      --       $  10,000
Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2007                          1,500             2        9,998         (5,500)          4,500
                                            ===========      ========     ========      =========       =========

June 1, 2008 stock issued for cash            2,500,000         2,500        2,500                          5,000
Net loss                                                                                  (32,606)        (32,606)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2008                      2,501,500         2,502       12,498        (38,106)        (23,106)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (43,575)        (43,575)
                                            -----------      --------     --------      ---------       ---------

BALANCE OCTOBER 31, 2009                      2,501,500      $  2,502     $ 12,498      $ (81,681)      $ (66,681)
                                            ===========      ========     ========      =========       =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                            For the Period
                                                                                             July 23, 2007
                                                                  Years Ended                 (Inception)
                                                                   October 31,                  Through
                                                         ---------------------------          October 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(43,575)          $(32,606)          $(81,681)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Pre-paid expense                                         (500)                --               (500)
    Accounts payable                                       35,491             21,985             62,976
                                                         --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                      (8,584)           (10,621)           (19,205)
                                                         --------           --------           --------

CASH FLOW FROM INVESTING ACTIVITIES                            --                 --                 --
                                                         --------           --------           --------
NET CASH USED IN INVESTING ACTIVITIES                          --                 --                 --
                                                         --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                       16,500                 --             16,500
  Proceeds from sale of common stock                           --              5,000             15,000
                                                         --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  16,500              5,000             31,500
                                                         --------           --------           --------

Net increase (decrease) in cash and cash equivalents        7,916            (10,621)            12,295

Cash and cash equivalents at beginning of period            4,379             10,000                 --
                                                         --------           --------           --------

Cash and cash equivalents at end of period               $ 12,295           $  4,379           $ 12,295
                                                         ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Income Taxes                                           $     --           $     --           $     --
                                                         ========           ========           ========


                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            (Stated in U.S. Dollars)


1. NATURE AND CONTINUANCE OF OPERATIONS

Kopr Resources Corp., ("the Company") was incorporated under the laws of the State of Delaware on July 23, 2007. The Company is in the exploration stage of its resource business and it was generally inactive during the period July 23, 2007 (inception) to October 31, 2009. During the year ended October 31, 2008 the Company commenced its limited activities by issuing shares and acquiring a mineral property located in the Osoyoos Mining Division of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

The Company's tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $81,681 as of October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its existing obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

EXPLORATION STAGE COMPANY

The Company complies with Accounting Standards Codification ("ASC") 915-235-50 and Securities and Exchange Commission Act Guide 7 for it's characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2009, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

At October 31, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with ASC 260-10-45. "Earnings per Share", (SFAS 128) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended October 31, 2009. The Company did not record any compensation expense for the period ended October 31, 2009 because there were no stock options outstanding prior to, or at October 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, "Generally Accepted Accounting Principles." ASC 105-10 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting  standards.  The FASB  will now  issue  new  standards  in the form of
Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (ASC Topic 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements (see Note 1).

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (ASC Topic 105). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

In April 2009, the FASB issued FASB Staff Position 107-1 (ASC Topic 825) and Accounting Principles Board 28-1 (ASC Topic 270), "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009,  the FASB issued FASB Staff  Position  157-4,  "Determining  Fair
Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC Topic 820). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

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

At October 31, 2009, there were no shares of preferred stock, stock options or warrants issued.

4. MINERAL INTERESTS

On November 28, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in one mining claim of approximately 505 hectares located in the mining division approximately 15 kilometers north of the town of Keremos, in South Central British Columbia, Canada.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company, the title will be changed to the name of the Company with the appropriate mining recorder. The Claim is assigned Tenure Number 541991 and is recorded in the name of Reza Mohammed. The Claim is in good standing to January 26, 2011.

5. INCOME TAXES

As of October 31, 2009, the Company had a net operating loss carry forwards of approximately $38,100 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

6. RELATED PARTY TRANSACTIONS - LOANS FROM DIRECTORS

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of October 31, 2009 is $16,500.

7. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2009 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through January 28, 2010, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with the Company's principal independent registered public accounting firm for the two-year period ended December 31, 2009.

ITEM 9A CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of October 31, 2009, the Company's disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Andrea Schlectman, our President and sole director has conducted an assessment of our internal control over financial reporting as of October 31, 2009. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2009:

     1. The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties. In addition, the Company does not have accounting software to prevent erroneous or unauthorized changes to previous reporting periods or to provide an adequate audit trail of entries. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

     2. In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

     3. There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

     4. There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the period ended October 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

REGISTRATION OF SECURITIES

On February 13, 2009, the Company filed a registration statement (the "Registration Statement") on Form S-1 for the registration and sale of up to 1,000,000 shares of its common stock at a price of $0.01 per share. The SEC declared the Company's registration statement effective on March 9, 2009. Under the terms of the prospectus which was a part of the registration statement, the offering period was to expire 180 days following the date the SEC declared the registration statement effective, or September 5, 2009.

The Company sold no securities under the registration statement during the offering period. Concurrently with the filing of this Report, the Company intends to file a withdrawal request with respect to the Registration Statement and thereafter file a new registration statement.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of the directors and executive officers are as follows:

      Name              Age                           Position
      ----              ---                           --------

Andrea Schlectman       37       President, Chief Executive Officer and Director

ANDREA SCHLECTMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Andrea Schlectman has been President, Secretary, Treasurer, CEO, CFO and sole Director of the Company since inception. Ms. Schlectman has a Bachelor's Degree in Sociology and Criminal Justice from William Paterson University, Wayne NJ. She has been an independent business consultant for the past eight years. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Schlectman also has experience in various industries in the areas of marketing, sales and finance. For several years she assisted the Regional Sales Manager of Washington Mutual Financial Services and most recently was involved in sales and marketing for a charter jet company in New York.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by the Company's principal executive officer, each of our two most highly compensated executive officers who were serving as executive officers as of the date of this Report.

                                                                                          Change in
                                                                                           Pension
                                                                                          Value and
                                                                           Non-Equity    Nonqualified
                                                                            Incentive      Deferred
                                                        Stock    Option       Plan       Compensation     All Other
                                      Salary   Bonus    Awards   Awards   Compensation     Earnings     Compensation   Total
Name and Principal Position    Year    ($)      ($)       ($)     ($)          ($)           ($)            ($)         ($)
---------------------------    ----   ------   -----    ------   ------   ------------     --------     ------------   -----
Andrea Schlectman              2009    Nil      Nil       Nil      Nil         Nil            Nil            Nil        Nil
President, Chief Executive
Officer and Director

There are no employment agreements or consulting agreements with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this Report with respect to the beneficial ownership of the outstanding common stock of the Company by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. The percentage of class is based on 2,501,500 shares of common stock issued and outstanding as of the date of this Report. The address for the individual identified below is 670 Kent Avenue, Teaneck, NJ 07666.

  Name and Address                           Amount of             Percentage
of Beneficial Owner                     Beneficial Ownership        of Class
-------------------                     --------------------        --------

Andrea Schlectman                            2,501,500                100%
President, Chief Executive Officer
and Director

Directors and Executive Officers
 as a Group (1 person)                       2,501,500                100%

CAPITAL STOCK

The authorized capital stock of the Company is 150,000,000 shares of common stock, with a par value of $0.001 per share, and 75,000,000 shares of blank check preferred stock, with a par value of $0.001 per share.

As of the date of this Report, there are 2,501,500 shares of common stock issued outstanding. There is no preferred stock outstanding.

As of the date of this Report, there is one (1) holder of record of the Company's common stock, who is an affiliate of the Company.

OPTIONS AND WARRANTS

There are no outstanding options or warrants or other securities that are convertible into our common stock.

VOTING RIGHTS

Each shareholder is entitled to one (1) vote for each share of voting stock.

DIVIDEND POLICY

We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

TRANSFER AGENT

The registrar and transfer agent for our common stock will be Empire Stock Transfer Inc. upon completion of the Company' stock offering. Its address and telephone number are 1859 Whitney Mesa Drive, Henderson, NV 89014, (702) 818-5898. Until the present time and until the completion of the stock offering, we have acted and will act as our own registrar and transfer agent.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since inception, the following transactions were entered into with our sole shareholder.

On July 23, 2007, 1,500 shares were issued to our sole shareholder, Andrea Schlectman, in connection with the organization of the Company. On June 1, 2008, 2,500,000 shares were issued to Andrea Schlectman as reimbursement for Ms. Schlectman's payment of $5,000 on behalf of the Company for its mining claim. In each instance, Ms. Schlectman acquired her shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws.

Each of the certificates issued to Ms. Schlectman contain a restrictive legend with respect to the issuance of securities pursuant to exemptions from registration requirements under the Securities Act.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2009, the total audit services fees for the Company is estimated to be $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended October 31, 2008, the total fees charged to the Company for audit services were $10,000, for audit-related services were $Nil for tax services were Nil and for other services were $Nil.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.                               Description
-----------                               -----------

    3.1        Certificate of Incorporation*

    3.2        Amended Certificate of Incorporation*

    3.3        By-Laws*

    4.1        Specimen common stock certificate*

   10.1        Declaration of Trust dated November 28, 2007 *

   31          Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32          Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1        Assessment Report of George Coetzee *

----------
* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2009

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KOPR RESOURCES CORP.


Date: January 29, 2010                  By /s/ Andrea Schlectman
                                           -------------------------------------
                                           Andrea Schlectman
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Andrea Schlectman                  President, Chief Executive Officer                  January 29, 2010
---------------------------------      and Director
Andrea Schlectman                      (Principal Executive Officer)
                                       (Principal Financial and Accounting Officer)


    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT

The registrant has not furnished to its security holders an annual report covering its fiscal year ended October 31, 2009 or any proxy material with respect to any annual or other meeting of security holders, nor will the registrant furnish such material to its security holders subsequent to the filing of its annual report on this Form 10-K.