Form 10-Q
period 2010-01-31
Kopr Resources Corp.
filed 2010-03-09
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 333-164908


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,501,500 shares outstanding as of March 9, 2010.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                                  (Unaudited)
                                                                                  January 31,         October 31,
                                                                                     2010                2009
                                                                                   ---------           ---------
                                ASSETS

Current assets
  Cash and cash equivalents                                                        $   8,863           $  12,295
  Pre-paid expense                                                                       500                 500
                                                                                   ---------           ---------

Total current assets                                                               $   9,363           $  12,795
                                                                                   =========           =========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                                 $  53,408           $  62,976
  Loan from director                                                                  41,500              16,500
                                                                                   ---------           ---------

TOTAL CURRENT LIABILITIES                                                             94,908              79,476
                                                                                   =========           =========

                       STOCKHOLDERS' DEFICIENCY

Preferred stock $0.001 par value 75,000,000 shares authorized; none issued                --                  --
Common stock $0.001 par value; 150,000,000 shares authorized; 2,501,500 shares
 issued and outstanding at January 31, 2010                                            2,502               2,502
Additional paid-in-capital                                                            12,498              12,498
Deficit accumulated during exploration stage                                        (100,545)            (81,681)
                                                                                   ---------           ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                                       (85,545)            (66,681)
                                                                                   ---------           ---------

                                                                                   $   9,363           $  12,795
                                                                                   =========           =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                     For the Period
                                                                                     July 23, 2007
                                            Three Months         Three Months          (Inception)
                                               Ended                Ended               Through
                                             January 31,          January 31,          January 31,
                                                2010                 2009                 2010
                                             ----------           ----------           ----------
Revenues                                     $       --           $       --           $       --
Cost of sales                                        --                   --                   --
                                             ----------           ----------           ----------
Gross margin                                         --                   --                   --
                                             ----------           ----------           ----------
Operating Expense                                    --                   --                   --
General and administrative expenses              18,864                7,934              100,545
                                             ----------           ----------           ----------
LOSS BEFORE INCOME TAX EXPENSE                  (18,864)              (7,934)            (100,545)
Income tax expense                                   --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $  (18,864)          $   (7,934)          $ (100,545)
                                             ==========           ==========           ==========

Loss per share basic and diluted             $    (0.01)          $    (0.00)
                                             ==========           ==========
Weighted average number of
 common shares outstanding
 basic and diluted                            2,501,500            2,501,500
                                             ==========           ==========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statements of Changes in Shareholders' Equity
      For the Period from July 23, 2007(Inception) through October 31, 2008
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated         Total
                                                   Common Stock          Additional       During       Stockholders'
                                               ---------------------      Paid-in      Exploration        Equity
                                               Shares         Amount      Capital         Stage        (Deficiency)
                                               ------         ------      -------         -----        ------------
September 25, 2007 stock issued for cash          1,500      $      2     $  9,998      $      --       $  10,000
Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2007                          1,500             2        9,998         (5,500)          4,500
                                            ===========      ========     ========      =========       =========

June 1, 2008 stock issued for cash            2,500,000         2,500        2,500                          5,000
Net loss                                                                                  (32,606)        (32,606)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2008                      2,501,500         2,502       12,498        (38,106)        (23,106)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (43,575)        (43,575)
                                            -----------      --------     --------      ---------       ---------

BALANCE OCTOBER 31, 2009                      2,501,500         2,502       12,498        (81,681)        (66,681)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (18,864)        (18,864)
                                            -----------      --------     --------      ---------       ---------

BALANCE JANUARY 31, 2010 (UNAUDITED)          2,501,500      $  2,502     $ 12,498      $(100,545)      $ (85,545)
                                            ===========      ========     ========      =========       =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               For the Period
                                                                                               July 23, 2007
                                                        Three Months        Three Months         (Inception)
                                                           Ended               Ended              Through
                                                         January 31,         January 31,         January 31,
                                                            2010                2009                2010
                                                          ---------           ---------           ---------
CASH FLOWS  FROM OPERATING ACTIVITIES
  Net loss                                                $ (18,864)          $  (7,934)          $(100,545)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Pre-paid expense                                             --                  --                (500)
    Accounts payable                                         (9,568)              7,934              53,408
                                                          ---------           ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                       (28,432)                 --             (47,637)
                                                          ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                         25,000                  --              41,500
  Proceeds from sale of common stock                             --                  --              15,000
                                                          ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    25,000                  --              56,500
                                                          ---------           ---------           ---------

Net (decrease) increase in cash and cash equivalents         (3,432)                 --               8,863

Cash and cash equivalents at beginning of period             12,295               4,379                  --
                                                          ---------           ---------           ---------

Cash and cash equivalents at end of period                $   8,863           $   4,379           $   8,863
                                                          =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                $      --           $      --           $      --
                                                          =========           =========           =========

  Income Taxes                                            $      --           $      --           $      --
                                                          =========           =========           =========


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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $100,545 as of January 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

EXPLORATION STAGE COMPANY

The Company complies with Accounting Standards Codification ("ASC") 915-235-50 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2010, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At January 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended January 31, 2010. The Company did not record any compensation expense for the period ended January 31, 2010 because there were no stock options outstanding prior to, or at January 31, 2010.

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

In June 2009, we adopted guidance issued by the FASB and included in ASC 855-10, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 7).

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the results of the Company.

In April 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, "Financial Instruments." The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. Our adoption of the standard had no impact on our financial results.

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

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

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

 At January 31, 2010, there were no shares of preferred stock, stock options or warrants issued.

4. MINERAL INTERESTS

On November 28, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in one mining claim of approximately 505 hectares located in the mining division approximately 15 kilometers north of the town of Keremos, in South Central British Columbia, Canada.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company, the title will be changed to the name of the Company with the appropriate mining recorder. The claim is assigned Tenure Number 541991 and is recorded in the name of Reza Mohammed. The claim is in good standing till June of 2011.

5. INCOME TAXES

As of January 31, 2010, the Company had a net operating loss carry forwards of approximately $100,545 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The director made an additional loan of $ 25,500 during the period. The balance due the director as of January 31, 2010 is $41,500.

7. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through March 9, 2010, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for copper and other metals. The Company has staked a claim on certain property located in the Osoyoos Mining Division of British Columbia, Canada. This property consists of one claim held by Reza Mohammed under Declaration of Trust dated November 28, 2007 in favor of the Company and is located about 15 km north of the town of Keremeos in south central British Columbia. Herein we refer to this claim as the "Property" or the "Claim." We are presently in the exploration stage at the Property. The Claim is good to January 26, 2011. We have not generated revenue from mining operations.

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
                                                             -------
                                                             $25,480
                                                             =======

We would need additional financing to cover these exploration costs, although we currently do not have any financing arranged. Further exploration would be subject to financing.

As of January 31, 2010, there were outstanding accounts payable to George Coetzee, a consultant, for $5,500, to Synergy Law Group, LLC for $46,668 and $5,675 to Bernstein & Pinchuk.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at January 31, 2010 were $9,363 and current liabilities were $94,908. We received our initial funding of $10,000 through the sale of common stock to our sole officer and director who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Our sole officer and director, Andrea Schlectman, paid $5,000 on our behalf for the cost of the mining claim on the Claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. We have 1,000,000 shares of common stock available for public sale pursuant to the Registration Statement on Form S-1 which the Company filed with the SEC on February 16, 2010, which was declared effective by the SEC on February 26, 2010. No shares have been sold pursuant to the Registration Statement.

RESULTS OF OPERATIONS

We are still in the development stage and have no revenues to date. We incurred general and administrative expenses of $18,864 for the three-month period ended January 31, 2010 and general and administrative expenses of $7,934 for the three-month period ended January 31, 2009, an increase of $10,930 due primarily to expenses associated with preparation and filing of the Company's registration statement on Form S-1. Our net loss since inception through January 31, 2010 is $100,545.

Management believes that the Company's current cash together with subscriptions for stock in any private placement or which may be sold pursuant to the Company's S-1 Registration Statement will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole officer and director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date, she has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of January 31, 2010 is $41,500.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1 LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A RISKS FACTORS

Not applicable

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

a) None

b) None

On February 13, 2009, the Company filed a Registration Statement on Form S-1 for the offering of 2,000,000 shares of common stock with the SEC, which was declared effective by the SEC on March 9, 2009. The Company made no sales of common stock under the Registration Statement, and the by its terms the offering period expired on September 9, 2009, 180 days following the date the registration statement was declared effective. On February 12, 2010, the Company filed a Withdrawal Request for the registration statement. On February 16, 2010 the Company filed a Registration Statement on Form S-1 for the offering of 1,000,000 shares of common stock with the SEC, which was declared effective by the SEC on February 26, 2010. No shares have been sold pursuant to the Registration Statement.

ITEM 6 EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                         Description of Exhibit
------                         ----------------------

3.1         Articles of Incorporation (*)

3.2         Bylaws (*)

31 Certification of Principal Executive and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference herein from the Company's Registration Statement on Form S-1 filed on February 16, 2010 with the SEC.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2010                KOPR RESOURCES CORP.


                                    By: /s/ Andrea Schlectman
                                        ----------------------------------------
                                        Andrea Schlectman
                                        Principal Executive Officer
                                        Principal Financial Officer and Director