Form 10-Q
period 2010-04-30
Kopr Resources Corp.
filed 2010-06-08
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* [ ] Yes No [ ]

----------
* The registrant has not yet been phased into the interactive data requirements.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,501,500 shares outstanding as of June 7, 2010.

                              KOPR RESOURCES CORP.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
            Balance Sheets .............................................    3
            Statements of Operations ...................................    4
            Statement of Changes in Shareholders' Equity (Deficiency)...    5
            Statements of Cash Flows....................................    6
            Note to Financial Statements................................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and  Results of Operations.....................................   13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....   15
Item 4.  Controls and Procedures........................................   15

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings..............................................   16
Item 1A. Risk Factors...................................................   16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....   16
Item 3.  Defaults Upon Senior Securities................................   16
Item 4.  Submission of Matters to a Vote of Security Holders............   16
Item 5.  Other Information..............................................   16
Item 6.  Exhibits.......................................................   16

         Signatures.....................................................   17

EX-31 Section 302 Certification of Principal Executive and Principal Financial Officer
EX-32 Section 906 Certification of Principal Executive and Principal Financial Officer

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                      April 30,          October 31,
                                                                        2010                2009
                                                                      ---------           ---------
                                                                     (Unaudited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                           $   1,185           $  12,295
  Pre-paid expense                                                          500                 500
                                                                      ---------           ---------

Total current assets                                                  $   1,685           $  12,795
                                                                      =========           =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                    $  66,352           $  62,976
  Loan from director                                                     41,500              16,500
                                                                      ---------           ---------

TOTAL CURRENT LIABILITIES                                               107,852              79,476
                                                                      ---------           ---------

                            STOCKHOLDERS' DEFICIENCY

Preferred stock $0.001 par value 75,000,000 shares
 authorized; none issued                                                     --                  --
Common stock $0.001 par value; 150,000,000 shares
 authorized;  2,501,500 shares issued and outstanding
 at both periods                                                          2,502               2,502
Additional paid-in-capital                                               12,498              12,498
Deficit accumulated during exploration stage                           (121,167)            (81,681)
                                                                      ---------           ---------
                                                                       (106,167)            (66,681)
                                                                      ---------           ---------

TOTAL STOCKHOLDERS' DEFICIENCY                                        $   1,685           $  12,795
                                                                      =========           =========

                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                  For the Period
                                                                                                   July 23, 2007
                                  Six Months       Six Months     Three Months      Three Months    (Inception)
                                     Ended            Ended          Ended             Ended          Through
                                   April 30,        April 30,       April 30,        April 30,       April 30,
                                     2010             2009            2010             2009            2010
                                  -----------      -----------     -----------      -----------     -----------
Revenues                          $        --      $        --     $        --      $        --     $        --
Cost of sales                              --               --              --               --              --
                                  -----------      -----------     -----------      -----------     -----------
Gross margin                               --               --              --               --              --
                                  -----------      -----------     -----------      -----------     -----------
Operating Expense                          --               --              --
General & administrative
 expenses                              39,486           23,028          20,622           15,094         121,167
                                  -----------      -----------     -----------      -----------     -----------

LOSS BEFORE INCOME TAX EXPENSE        (39,486)         (23,028)        (20,622)         (15,094)       (121,167)

Income tax expense                         --               --              --               --              --
                                  -----------      -----------     -----------      -----------     -----------

NET LOSS                          $   (39,486)     $   (23,028)    $   (20,622)     $   (15,094)    $  (121,167)
                                  ===========      ===========     ===========      ===========     ===========
Loss per share basic and
 diluted                          $     (0.02)     $     (0.01)    $     (0.01)     $     (0.01)
                                  ===========      ===========     ===========      ===========

Weighted average number of
 common shares outstanding
 basic and diluted                  2,501,500        2,501,500       2,501,500        2,501,500
                                  ===========      ===========     ===========      ===========

                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statements of Changes in Shareholders' Equity
              For the Period from July 23, 2007(Inception) through
                                 April 30, 2010


                                                                                         Deficit
                                                                                       Accumulated         Total
                                                   Common Stock          Additional       During       Stockholders'
                                               ---------------------      Paid-in      Exploration        Equity
                                               Shares         Amount      Capital         Stage        (Deficiency)
                                               ------         ------      -------         -----        ------------
September 25, 2007 stock issued for cash          1,500      $      2     $  9,998      $      --       $  10,000
Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2007                          1,500             2        9,998         (5,500)          4,500
                                            ===========      ========     ========      =========       =========

June 1, 2008 stock issued for cash            2,500,000         2,500        2,500                          5,000
Net loss                                                                                  (32,606)        (32,606)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2008                      2,501,500         2,502       12,498        (38,106)        (23,106)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (43,575)        (43,575)
                                            -----------      --------     --------      ---------       ---------

BALANCE OCTOBER 31, 2009                      2,501,500         2,502       12,498        (81,681)        (66,681)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (18,864)        (18,864)
                                            -----------      --------     --------      ---------       ---------

BALANCE JANUARY 31, 2010 (UNAUDITED)          2,501,500         2,502       12,498       (100,545)        (85,545)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (20,622)        (20,622)
                                            -----------      --------     --------      ---------       ---------

BALANCE APRIL 30, 2010 (UNAUDITED)            2,501,500      $  2,502     $ 12,498      $(121,167)      $(106,167)
                                            ===========      ========     ========      =========       =========

                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                          For the Period
                                                                                           July 23, 2007
                                                     Six Months          Six Months         (Inception)
                                                        Ended              Ended             Through
                                                      April 30,          April 30,           April 30,
                                                        2010               2009                2010
                                                     ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (39,486)          $ (23,028)          $(121,167)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Pre-paid expense                                        --                (500)               (500)
    Accounts payable                                     3,376              18,345              66,352
                                                     ---------           ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                  (36,110)             (5,183)            (55,315)
                                                     ---------           ---------           ---------
CASH FLOW FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES                       --                  --                  --
                                                     ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                    25,000               1,500              41,500
  Proceeds from sale of common stock                        --                  --              15,000
                                                     ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               25,000               1,500              56,500
                                                     ---------           ---------           ---------

Net increase (decrease) in cash and cash
 equivalents                                           (11,110)             (3,683)              1,185
Cash and cash equivalents at beginning of
 period                                                 12,295               4,379                  --
                                                     ---------           ---------           ---------

Cash and cash equivalents at end of period           $   1,185           $     696           $   1,185
                                                     =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                           $      --           $      --           $      --
                                                     =========           =========           =========
  Income Taxes                                       $      --           $      --           $      --
                                                     =========           =========           =========

                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Kopr Resources Corp., ("the Company") was incorporated under the laws of the State of Delaware on July 23, 2007. The Company is in the exploration stage of its resource business and it was generally inactive during the period July 23, 2007 (inception) to April 30, 2010. During the year ended October 31, 2008 the Company commenced its limited activities by issuing shares and acquiring a mineral property located in the Osoyoos Mining Division of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

The Company's tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $121,167 as of April 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" ("ASC 410") which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2010, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("ASC 830"), foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

At April 30, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with ASC 260-10-45 "Earnings per Share", (SFAS 128) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments. Basic loss and diluted loss per share are equal.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments" ("ASC 718"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff

Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides supplemental implementation guidance for SFAS No. 123R SFAS No. 123R requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended April 30, 2010. The Company did not record any compensation expense for the period ended April 30, 2010 because there were no stock options outstanding prior to, or at April 30, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, SUBSEQUENT EVENTS ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

In June 2009, we adopted guidance issued by the FASB and included in ASC 855-10, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 1).

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("ASC 105"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company began using the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending October 31, 2009. This did not have an impact on the consolidated results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("ASC 855"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

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

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("ASC 270"). FSP 107-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("ASC 320"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009,  the FASB issued FASB Staff  Position  157-4,  "Determining  Fair
Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("ASC 820"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

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

At April 30, 2010, there were no shares of preferred stock, stock options or warrants issued.

4. MINERAL INTERESTS

On November 28, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in one mining claim of approximately 505 hectares located in the mining division approximately 15 kilometers north of the town of Keremos, in South Central British Columbia, Canada.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company, the title will be changed to the name of the Company with the appropriate mining recorder. The claim is assigned Tenure Number 541991 and is recorded in the name of Reza Mohammed. The claim is in good standing until January of 2011.

5. INCOME TAXES

As of April 30, 2010, the Company had a net operating loss carry forwards of approximately $121,167 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The director made an additional loan of $25,000 during the six months ended April 30 2010. The balance due the director as of April 30, 2010 is $41,500.

7. OTHER DEVELOPMENTS

On February 12, 2010, the Company filed with the Securities and Exchange Commission a withdrawal request for the Form S-1 Registration Statement which had been declared effective March 9, 2009 and under which no sales had been made.

On February 16, 2010, a new Form S-1 Registration Statement was filed with the Securities and Exchange Commission and was declared effective on February 26, 2010. To date, no sales have been made under the new Registration Statement.

On April 21, 2010, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the election of a new director, Guo Yuying, effective April 16, 2010. She is an independent business consultant and her expertise is helping management of public and privately-held companies maximize productivity as well as advising on general corporate matters.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to April 30, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

As of April 30, 2010, there were outstanding accounts payable to George Coetzee, a consultant, for $5,500, to Synergy Law Group, LLC for $57,192 and $2,500 to Bernstein & Pinchuk.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at April 30, 2010 were $1,685 and current liabilities were $107,852. We received our initial funding of $10,000 through the sale of common stock to our sole officer and director who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Our sole officer and director, Andrea Schlectman, paid $5,000 on our behalf for the cost of the mining claim on the Claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. We have 1,000,000 shares of common stock available for public sale pursuant to the Registration Statement on Form S-1 which the Company filed with the SEC on February 16, 2010, which was declared effective by the SEC on February 26, 2010. No shares have been sold pursuant to the Registration Statement.

RESULTS OF OPERATIONS

We are still in the development stage and have no revenues to date. During the three-month period ended April 30, 2010, we incurred general and administrative expenses of $20,622 and general and administrative expenses of $15,094 for the three-month period ended April 30, 2009. During the six-month period ended April 30, 2010, we incurred general and administrative expenses of $39,486 and general and administrative expenses of $23,028 for the six-month period ended April 30, 2009. The increases of $5,528 for the three-month period and $16,458 for the six-month period were due primarily to expenses associated with preparation and filing of the Company's registration statement on Form S-1 and corporate activity and SEC filings related to the addition of a new director. Our net loss since inception through April 30, 2010 is $121,167.

Management believes that the Company's current cash together with subscriptions for stock in any private placement or which may be sold pursuant to the Company's S-1 Registration Statement will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole officer and director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date, she has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of April 30, 2010 is $41,500.

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

ITEM 4 CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting, our sole officer concluded that, as of April 30, 2010, the Company's disclosure controls and procedures were not effective.

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

ITEM 4 REMOVED AND RESERVED

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

On April 16, 2010, the sole stockholder of the Company elected Guo YuYing to serve as an additional director of the Company until the next annual meeting of stockholders or until her successor is elected and qualified or her earlier resignation or removal. On April 21, 2010, the Company filed a Current Report on Form 8-K with the SEC reporting the election of the additional director.

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

Date: June 7, 2010                KOPR RESOURCES CORP.


                                    By: /s/ Andrea Schlectman
                                        ----------------------------------------
                                        Andrea Schlectman
                                        Principal Executive Officer
                                        Principal Financial Officer and Director