Form 10-Q
period 2010-07-31
Kopr Resources Corp.
filed 2010-09-14
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes [ ] No [X]

----------
* The registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X]

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 3,501,500 shares outstanding as of September 13, 2010.

                              KOPR RESOURCES CORP.
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                             No.
                                                                             ---
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
               Balance Sheets................................................ 3
               Statements of Operations...................................... 4
               Statement of Changes in Stockholders' Deficiency.............. 5
               Statements of Cash Flows...................................... 6
               Notes to Financial Statements................................. 7
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................14
Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........16
Item 4.   Controls and Procedures............................................16

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings..................................................17
Item 1A.  Risk Factors.......................................................17
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........17
Item 3.   Defaults Upon Senior Securities....................................17
Item 4.   Removed and Reserved...............................................17
Item 5.   Other Information..................................................17
Item 6.   Exhibits...........................................................17

          Signatures.........................................................18

EX-31 Section 302 Certification of Principal Executive and Principal Financial Officer
EX-32 Section 906 Certification of Principal Executive and Principal Financial Officer

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                       July 31,         October 31,
                                                                         2010              2009
                                                                      ----------        ----------
                                                                      (Unaudited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                           $   14,981        $   12,295
  Pre-paid expense                                                            --               500
                                                                      ----------        ----------

TOTAL CURRENT ASSETS                                                  $   14,981        $   12,795
                                                                      ==========        ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                    $   76,398        $   62,976
  Loan from director                                                      51,500            16,500
                                                                      ----------        ----------
TOTAL CURRENT LIABILITIES                                                127,898            79,476
                                                                      ----------        ----------

                            STOCKHOLDERS' DEFICIENCY

Preferred stock $0.001 par value 75,000,000 shares authorized;
 none issued                                                                  --                --
Common stock $0.001 par value; 150,000,000 shares authorized;
  3,501,500 and 2,501,500 shares issued and outstanding at
  July 31, 2010 and October 31, 2009, respectively                         3,502             2,502
Additional paid-in-capital                                                21,498            12,498
Deficit accumulated during exploration stage                            (137,916)          (81,681)
                                                                      ----------        ----------
                                                                        (112,916)          (66,681)
                                                                      ----------        ----------

TOTAL STOCKHOLDERS' DEFICIENCY                                        $   14,981        $   12,795
                                                                      ==========        ==========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                    For the Period
                                      For the          For the         For the         For the      July 23, 2007
                                    Nine months      Nine months     Three months    Three months    (Inception)
                                       Ended            Ended           Ended           Ended          Through
                                      July 31,         July 31,        July 31,        July 31,        July 31,
                                        2010             2009            2010            2009            2010
                                     ----------       ----------      ----------      ----------      ----------
Revenues                             $       --       $       --      $       --      $       --      $       --
Cost of sales                                --               --              --              --              --
                                     ----------       ----------      ----------      ----------      ----------
Gross margin                                 --               --              --              --              --
                                     ----------       ----------      ----------      ----------      ----------

Operating Expense                                                             --              --              --

General & administrative expenses        56,235           35,463          16,749          12,435         137,916
                                     ----------       ----------      ----------      ----------      ----------

LOSS BEFORE INCOME TAX EXPENSE          (56,235)         (35,463)        (16,749)        (12,435)       (137,916)

Income tax expense                           --               --              --              --              --
                                     ----------       ----------      ----------      ----------      ----------

NET LOSS                             $  (56,235)      $  (35,463)     $  (16,749)     $  (12,435)     $ (137,916)
                                     ==========       ==========      ==========      ==========      ==========

Loss per share basic and diluted     $    (0.02)      $    (0.01)     $    (0.01)     $    (0.01)
                                     ==========       ==========      ==========      ==========
Weighted average number of
 common shares outstanding
 basic and diluted                    3,501,500        2,501,500       3,501,500       2,501,500
                                     ==========       ==========      ==========      ==========


                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
                Statements of Changes in Stockholders' Deficiency
              For the Period from July 23, 2007(Inception) through
                                  July 31, 2010

                                                                                         Deficit
                                                                                       Accumulated
                                                  Common  Stock           Additional     During          Total
                                              ----------------------       Paid-in     Exploration    Stockholders'
                                              Shares          Amount       Capital        Stage        Deficiency
                                              ------          ------       -------        -----        ----------
September 25, 2007 stock issued for cash         1,500      $        2    $    9,998    $       --     $   10,000
Net loss                                                                                    (5,500)        (5,500)
                                            ----------      ----------    ----------    ----------     ----------

BALANCE OCTOBER 31, 2007                         1,500               2         9,998        (5,500)         4,500
                                            ==========      ==========    ==========    ==========     ==========


June 1, 2008 stock issued for cash           2,500,000           2,500         2,500            --          5,000
Net loss                                                                                   (32,606)       (32,606)
                                            ----------      ----------    ----------    ----------     ----------

BALANCE OCTOBER 31, 2008                     2,501,500           2,502        12,498       (38,106)       (23,106)
                                            ==========      ==========    ==========    ==========     ==========

Net loss                                                                                   (43,575)       (43,575)
                                            ----------      ----------    ----------    ----------     ----------

BALANCE OCTOBER 31, 2009                     2,501,500           2,502        12,498       (81,681)       (66,681)
                                            ==========      ==========    ==========    ==========     ==========

Net loss                                                                                   (18,864)       (18,864)
                                            ----------      ----------    ----------    ----------     ----------

BALANCE JANUARY 31, 2010 (UNAUDITED)         2,501,500           2,502        12,498      (100,545)       (85,545)
                                            ==========      ==========    ==========    ==========     ==========

Net loss                                                                                   (20,622)       (20,622)
                                            ----------      ----------    ----------    ----------     ----------

BALANCE APRIL 30, 2010 (UNAUDITED)           2,501,500           2,502        12,498      (121,167)      (106,167)
                                            ==========      ==========    ==========    ==========     ==========

June 17, 2010 stock issued for cash          1,000,000           1,000         9,000            --         10,000
Net loss                                                                                   (16,749)       (16,749)
                                            ----------      ----------    ----------    ----------     ----------

BALANCE JULY 31, 2010 (UNAUDITED)            3,501,500      $    3,502    $   21,498    $ (137,916)    $ (112,916)
                                            ==========      ==========    ==========    ==========     ==========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Period
                                                                                        July 23, 2007
                                                                                         (Inception)
                                                         For the Nine months Ended         Through
                                                         July 31,         July 31,         July 31,
                                                           2010             2009             2010
                                                        ----------       ----------       ----------
CASH FLOWS  FROM OPERATING ACTIVITIES
  Net loss                                              $  (56,235)      $  (35,463)      $ (137,916)
                                                        ----------       ----------       ----------
  Adjustments to reconcile net loss to net cash
   used in operating activities
  Changes in operating assets and liabilities
    Pre-paid expense                                           500             (500)              --
    Accounts payable                                        13,422           30,709           76,398
                                                        ----------       ----------       ----------

           NET CASH USED IN OPERATING ACTIVITIES           (42,313)          (5,254)         (61,519)
                                                        ----------       ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES                             --               --               --

           NET CASH USED IN INVESTING ACTIVITIES                --               --               --
                                                        ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                        35,000           16,500           51,500
  Proceeds from sale of common stock                        10,000               --           25,000
                                                        ----------       ----------       ----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES        45,000           16,500           76,500
                                                        ----------       ----------       ----------

Net increase in cash and cash equivalents                    2,687           11,246           14,981
Cash and cash equivalents at beginning of period            12,295            4,379               --
                                                        ----------       ----------       ----------

Cash and cash equivalents at end of period              $   14,981       $   15,625       $   14,981
                                                        ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                              $       --       $       --       $       --
                                                        ==========       ==========       ==========

  Income Taxes                                          $       --       $       --       $       --
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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $137,916 as of July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" ("ASC 410") which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2010, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation," ("ASC 830") foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

At July 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended July 31, 2010. The Company did not record any compensation expense for the period ended July 31, 2010 because there were no stock options outstanding prior to, or at July 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605):
Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, "Milestone Method of Revenue Recognition." The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, "Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset." The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

In March 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, SUBSEQUENT EVENTS ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and become effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

On July 23, 2007, the Company issued 1,500 shares of common stock to the President and CEO, for total cash proceeds of $10,000.

On June 1, 2008, the Company issued 2,500,000 shares of common stock to the President and CEO for total proceeds of $5,000.

On June 17, 2010 the Company issued 1,000,000 shares of common stock to 30 subscribers for gross proceeds of $10,000.

At July 31, 2010, there were no shares of preferred stock, stock options or warrants issued.

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

5. INCOME TAXES

As of July 31, 2010, the Company had a net operating loss carry forwards of approximately $137,916 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

6. RELATED PARTY TRANSACTIONS

On July 31, 2007, in connection with its organization, the Company issued 1,500 shares of common stock to Andrea Schlectman, then the sole shareholder, director and officer of the Company, for consideration of $10,000.

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The director made an additional loan of $35,000 during the nine months ending July 31, 2010. The balance due the director as of July 31, 2010 is $51,500.

7. OTHER DEVELOPMENTS

On February 16, 2010, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission which was declared effective on February 26, 2010. At July 31, 2010, 1,000,000 shares of common stock at $0.001 par value, were issued to 30 subscribers at $0.01 per share, for total gross proceeds of $10,000. This initial public offering closed on June 9, 2010.

On April 21, 2010, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the election of a new director, Guo Yuying, effective April 16, 2010. She is an independent business consultant and her expertise is helping management of public and privately-held companies maximize productivity as well as advising on general corporate matters.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to July 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued and has disclosed such items herein as follows:

On August 13, 2010, the Company's common stock was approved for trading on the OTC Bulletin Board under the symbol "KOPR".

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

As of July 31, 2010, there were outstanding accounts payable to George Coetzee, a consultant, for $5,500 and to Synergy Law Group, LLC for $59,144.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at July 31, 2010 were $14,981 and current liabilities were $127,898. We received our initial funding of $10,000 through the sale of common stock to our sole officer, Andrea Schlectman, who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Ms. Schlectman, paid $5,000 on our behalf for the cost of the mining claim on the Claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. The Company registered 1,000,000 shares of common stock for public sale pursuant to the Registration Statement (the "Registration Statement") on Form S-1 which was filed with the SEC on February 16, 2010, and declared effective by the SEC on February 26, 2010. On June 9, 2010, the Company accepted subscriptions for 1,000,000 shares from 30 subscribers pursuant to the prospectus which was part of the Registration Statement for gross proceeds of $10,000.

RESULTS OF OPERATIONS

We are still in the development stage and have no revenues to date. During the three-month period ended July 31, 2010, we incurred general and administrative expenses of $16,749 and general and administrative expenses of $12,435 for the three-month period ended July 31, 2009. During the nine-month period ended July 31, 2010, we incurred general and administrative expenses of $56,235. In the nine months ended July 31, 2009, such expenses were $39,463. These expenses primarily consisted of professional fees, which increased because of the work associated with public offering of stock which closed on June 9, 2010. Our net loss since inception through July 31, 2010 is $137,916.

Management believes that the Company's current cash together with subscriptions for stock in any private placement will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole officer has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date, she has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of July 31, 2010 is $51,500.

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

ITEM 4 CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting, our sole officer and board of directors concluded that, as of July 31, 2010, the Company's disclosure controls and procedures were not effective.

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

ITEM 1A RISKS FACTORS

Not applicable

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 REMOVED AND RESERVED

ITEM 5 OTHER INFORMATION

a) None

b) None

On February 16, 2010 the Company filed a Registration Statement (the "Registration Statement") on Form S-1 for the offering of 1,000,000 shares of common stock with the SEC, which was declared effective by the SEC on February 26, 2010. On June 9, 2010, the Company closed the offering of the sale of shares under the Registration Statement with the sale of 1,000,000 shares to 30 subscribers for gross proceeds to the Company of $10,000.

On August 13, 2010, the Company's common stock was approved for trading on the OTCBB under the symbol "KOPR."

ITEM 6 EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                          Description of Exhibit
------                          ----------------------
 3.1       Articles of Incorporation (*)
 3.2       Bylaws (*)
           Certification of Principal Executive and Principal Financial Officer filed pursuant to Section
31         302 of the Sarbanes-Oxley Act of 2002.
           Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C.
32 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference herein from the Company's Registration Statement on Form S-1 filed on February 16, 2010 with the SEC.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2010            KOPR RESOURCES CORP.


                                    By: /s/ Andrea Schlectman
                                        ----------------------------------------
                                        Andrea Schlectman
                                        Principal Executive Officer
                                        Principal Financial Officer and Director