Form 10-K
period 2010-10-31
Kopr Resources Corp.
filed 2011-01-07
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended October 31, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

No market value has been computed based upon the fact that no active trading market had been established as of January 6, 2011

As of January 6, 2011, the registrant's outstanding common stock consisted of 3,501,500 shares.

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----

Item 1   Business                                                             3
Item 1A  Risk Factors                                                         7
Item 1B  Unresolved Staff Comments                                           14
Item 2   Properties                                                          14
Item 3   Legal Proceedings                                                   14
Item 4   [Removed and Reserved]                                              14

                                 PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   14
Item 6   Selected Financial Data                                             15
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16
Item 8   Financial Statements                                                20
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            31
Item 9A  Controls and Procedures                                             31
Item 9B  Other Information                                                   32

                                PART III

Item 10  Directors, Executive Officers and Corporate Governance              32
Item 11  Executive Compensation                                              35
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     35
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                        36
Item 14  Principal Accounting Fees and Services                              36

                                 PART IV

Item 15  Exhibits, Financial Statement Schedules                             37

         Signatures                                                          37

                                     PART I

ITEM 1 BUSINESS

THE COMPANY

Kopr Resources Corp. (the "Company", "we") was incorporated on July 23, 2007 in the state of Delaware. We are engaged in the business of acquisition and exploration of mineral properties, primarily for copper and other metals. The Company has staked a claim on certain property located in the Osoyoos Mining Division of British Columbia, Canada. This property consists of one claim held by Reza Mohammed (the "Trustee") under Declaration of Trust dated November 28, 2007 in favor of the Company and is located about 15 km north of the town of Keremeos in south central British Columbia. We refer to this claim as the "Property" or the "Claim" throughout this Report. We are presently in the exploration stage at the Property. We have not generated revenue from mining operations. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. In August of 2007 we engaged George Coetzee, an exploration and mine geologist, to assess the Property for mineral occurrences. To date, we have incurred expenses of $5,500 for the report. The source of information contained in this discussion is our geological report which was included as Exhibit 99.1 in our Form S-1 registration statement filed with the SEC on February 13, 2009.

Our principal offices are located at 670 Kent Avenue, Teaneck, NJ 07666. Our telephone number is (201) 410-9400.

ACQUISITION OF THE MINERAL CLAIM

The Claim is assigned Tenure Number 541991 and is recorded in the name of Reza Mohammed. The Claim is in good standing to January 26, 2011. In order to retain title to the Property, exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The Company will file the required information with the BCDM in January 2011.

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

The consultant studied a compilation of published data, maps and reports available from the British Columbia Governmental geological database. The consultant examined the geology of the Property and its immediate surrounding area in August and September of 2007 to locate skarn copper occurrence and to determine the mode of development and assess the mineral potential of the Property. The consultant located a copper skarm occurrence but was unable to locate the adit identified on the British Columbia Government MINFILE database at the geographical coordinates provided. The adit may have been mismapped or inaccurately surveyed. The consultant speculates that detailed reconnaissance would reveal the location of the adit and mineralization in the largely dense wooded terrain.

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

The first phase is estimated to cost $28,640 as described below

BUDGET - FIRST PHASE

            Geologist 10 days @$500 per day                  $ 5,000
            Two Assistants 8 days @ $400 per day               3,200
            Technologist 6 days @ $300 per day                 1,800
            Vehicle 10 days @ $100 day                         1,000
            Rock Samples 30 @ $50 each                         1,500
            Silt Samples 40 @ $40                              1,600
            Lodging @ $120 per day per person                  3,840
            Expenses, food, fuel and field supplies            2,200
            Magnetometer Survey                                6,000
            Report                                             2,500
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

BUDGET - SECOND PHASE

            Bond                                             $ 5,000
            Geologist 7 days @$500 per day                     3,500
            Assistant 7 days @ $200 per day                    1,400
            Vehicle 7 days @ $100 day                            700
            Rock Samples 10 @ $50 each                           500
            Soil Samples 150 @ $40                             6,000
            Expenses, food and field supplies                  1,200
            Report                                             1,500
            Lodging 7 days @$120/day/person                    1,680
            Trenching                                          4,000
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

ITEM 1A RISK FACTORS

                          RISKS RELATING TO OUR COMPANY

OUR ONLY MINING PROPERTY IS ONE MINING CLAIM, THE FEASIBILITY OF WHICH HAS NOT BEEN ESTABLISHED AS WE HAVE NOT COMPLETED EXPLORATION OR OTHER WORK NECESSARY TO DETERMINE IF IT IS COMMERCIALLY FEASIBLE TO DEVELOP THE PROPERTY.

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

Since the Company was incorporated July 23, 2007, we have had limited operations and incurred operating losses. As of October 31, 2010, our accumulated deficit since inception is $143,016. As we are just beginning exploration activities on the Property, we expect to incur additional losses in the foreseeable future, and such losses may be significant. To become profitable, we must be successful in raising capital to continue with our exploration activities, discover economically feasible mineralization deposits and establish reserves, successfully develop the Property and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from copper and mineral production, if ever. Thus, we may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a long-term basis. These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 1 of the Notes to Financial Statements included in this Report. If we are unable to continue as a going concern, investors will likely lose all of their investment in the Company.

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, EVALUATING OUR BUSINESS IS DIFFICULT.

We were incorporated on July 23, 2007, and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $143,016 from inception to October 31, 2010.

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

OUR ONGOING OPERATIONS ARE SUBJECT TO ENVIRONMENTAL RISKS, WHICH COULD EXPOSE US TO SIGNIFICANT LIABILITIES, DELAY, SUSPENSION OR TERMINATION OF OUR OPERATIONS.

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

WE DEPEND ON OUR PRINCIPAL EXECUTIVE OFFICER AND THE LOSS OF THIS INDIVIDUAL COULD ADVERSELY AFFECT OUR BUSINESS.

Our Company is completely dependent on Andrea Schlectman, our President, Principal Executive Officer, Principal Financial Officer and Director. As of the date of this Report, Andrea Schlectman was our sole executive officer and one of our directors. The loss of Ms. Schlectman's services would significantly and adversely affect our business. We have no life insurance on the life of Andrea Schlectman.

MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN RESOURCE EXPLORATION.

The Company's management, while experienced in business operations, has only limited experience in resource exploration. The sole executive officer of the Company has no significant technical training or experience in resource exploration or mining. The Company relies on the opinions of consulting geologists that it retains from time to time for specific exploration projects or property reviews. As a result of management's inexperience, there is a higher risk of the Company being unable to complete its business plan. To date, the only mining consultant retained by the Company is George Coetzee who prepared an assessment report on the Property which was attached as Exhibit 99.1 to the Company's registration statement on Form S-1 filed with the SEC on February 13, 2009.

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

OUR OPERATIONS ARE SUBJECT TO PERMITTING REQUIREMENTS WHICH COULD REQUIRE US TO DELAY, SUSPEND OR TERMINATE FUTURE OPERATIONS ON OUR MINING PROPERTY.

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

MINING ACCIDENTS OR OTHER MATERIAL ADVERSE EVENTS AT OUR MINING LOCATIONS MAY REDUCE OUR PRODUCTION LEVELS.

If we are able to advance to production on the Property, production may fall below historic or estimated levels as a result of mining accidents, such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected, or our equipment, processes or facilities fail to operate properly or as expected.

THE COSTS TO MEET OUR  REPORTING  AND  OTHER  REQUIREMENTS  AS A PUBLIC  COMPANY
SUBJECT TO THE SECURITIES EXCHANGE ACT OF 1934 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN TO MEET ROUTINE BUSINESS OBLIGATIONS.

Since having become subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being a public company because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

                     RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON SHARES AND MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO RESELL THEIR SHARES.

Our common shares are quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock
Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules; which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common shares.

FINRA'S SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ONE SHAREHOLDER OWNS 71.4% OF OUR OUTSTANDING COMMON STOCK, WHICH LIMITS OTHER SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF ANY SHAREHOLDER VOTE.

Our sole executive officer and a director beneficially owns 71.4% of our outstanding common stock as of the date of this Report. Under our Certificate of Incorporation and the laws of the State of Delaware, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, she is able to control the outcome of shareholder votes, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

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

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4 [REMOVED AND RESERVED]

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares are quoted on the OTC Bulletin Board under the symbol "KOPR". There has been no active trading of our shares and thus no high and low bid information.

TRANSFER AGENT

Our transfer  agent for our common shares is Empire Stock  Transfer Inc. at 1859
Whitney  Mesa  Drive,   Henderson,  NV  89014.  Telephone   (702)818-5898,   Fax
(702)974-1444.

HOLDERS OF COMMON SHARES

As of October 31, 2010, there were 31 holders of record of our common shares. As of such date, 3,501,500 shares were issued and outstanding.

DIVIDENDS

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common shares in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

There are no shares authorized for issuance under equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our common shares or other securities during our fiscal year ended October 31, 2010.

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

ITEM 6 SELECTED FINANCIAL DATA

The Company was organized on July 23, 2007. Our total current assets as of October 31, 2010 were $9,881, our current liabilities, including a $51,500 loan from director, were $127,897, and our total stockholders' deficiency was $118,016. As of October 31, 2010, the Company held cash and cash equivalents in the amount of $9,881. From inception through October 31, 2010 we incurred a net loss of $143,016. The recoverability of costs incurred for acquisition and exploration of the Property is dependent upon the Company's discovery of economically recoverable reserves and the Company's ability to obtain financing sufficient to satisfy the expenditure requirements and to complete development of the Property and pursue production and sales thereof.

The notes to the Company's financial statements express substantial doubt about the Company's ability to continue as a going concern because of the Company's accumulated deficit since inception of $143,016 and the further losses which are anticipated in the development of its business. The Company's ability to continue as a going concern is dependent upon the Company's generation of profits in the future and/or the ability to obtain financing necessary to meet its obligations and repay its liabilities.

During the year ended October 31, 2010, general and administrative expenses and net loss incurred increased 40.8% or $17,760 from $43,575 during the year ended October 31, 2009 to $61,335. This resulted from increased expenses related to auditor fees and sale of stock.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Report contains projections and statements relating to Company that constitute "forward-looking statements." These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as "intends," "believes," "anticipates," "expects," "estimates," "may," "will," or similar terms. Such statements speak only as of the date of such statement, and the Company undertakes no ongoing obligation to update such statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, and its respective directors, officers or advisors with respect to, among other things: (1) trends affecting the Company's financial condition, results of operations or future prospects, (2) the Company's business and growth strategies and (3) the Company's financing plans and forecasts. Potential investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that, should conditions change or should any one or more of the risks or uncertainties materialize or should any of the underlying assumptions of the Company prove incorrect, actual results may differ materially from those projected in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the actual results and performance of the Company include, without limitation, the Company's inability to raise additional funds to support operations and capital expenditures, the Company's inability to effectively manage its growth, the Company's inability to achieve greater and broader market acceptance in existing and new market segments, the Company's inability to successfully compete against existing and future competitors, the Company's reliance on independent consultants and suppliers, disruptions in the supply chain, the Company's inability to protect its intellectual property, other factors described elsewhere in this Report, or other reasons. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements and the "Risk Factors" described herein.

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

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

We have not yet commenced the initial phase of exploration on the Property. We would need additional financing to cover exploration costs, although we currently do not have any specific financing arranged. Further exploration would be subject to financing. Management expects to finance operating costs over the next twelve months with existing cash on hand, loans and/or the proceeds from any stock offering or private placement.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010, our total assets were $9,881, and our total liabilities were $127,897. From inception on July 23, 2007 through October 31, 2010, we incurred a net loss of $143,016. As of October 31, 2010, we held cash and cash equivalents of $9,881.

We received our initial funding of $10,000 through the sale of common stock to our Andrea Schlectman, our Principal Executive Officer, Principal Financial Officer and a Director, who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Ms. Schlectman, paid $5,000 on our behalf for the cost of the mining claim on the Claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. The Company registered 1,000,000 shares of common stock for public sale pursuant to the Registration Statement (the "Registration Statement") on Form S-1 which was filed with the SEC on February 16, 2010, and declared effective by the SEC on February 26, 2010. On June 9, 2010, the Company accepted subscriptions for 1,000,000 shares from 30 subscribers pursuant to the prospectus which was part of the Registration Statement for gross proceeds of $10,000.

Management believes that the Company's current cash together with subscriptions for stock in any private placement will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole executive officer has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date, she has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of October 31, 2010 is $51,500.

Initially, the Company's sole focus will be the exploration of the Property. If commercially viable metal or mineral reserves are found on the Property, the Company intends to mine the reserves. If the Company successfully mines any minerals or metals discovered on the Property, it will explore sales opportunities for such products.

The Company is in its exploration stage and has not begun operations. As such, the Company has no historical periods with which to compare anticipated capital requirements in the future. The Company will use the proceeds from any private placement or loans from our executive officer to support its capital requirements.

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

GOING CONCERN

Our audited financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $143,016 and a working capital deficiency of $118,016 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8 FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                    21

Balance Sheets                                                             22

Statements of Operations                                                   23

Statements of Changes in Stockholder's Deficiency                          24

Statements of Cash Flows                                                   25

Notes to Financial Statements                                              26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Kopr Resources Corp.

We have audited the accompanying balance sheets of Kopr Resources Corp. (an Exploration Stage Company) ("the Company") as of October 31, 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the two year period ended October 31, 2010 and for the period from July 23, 2007 (inception) to October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the two period ended October 31, 2010 and for the period from July 23, 2007 (inception) to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Bernstein & Pinchuk LLP
-------------------------------------
New York, New York
January 5, 2011

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                                           October 31,
                                                                                 -------------------------------
                                                                                    2010                 2009
                                                                                 ----------           ----------
                                     ASSETS

Current assets
  Cash and cash equivalents                                                      $    9,881           $   12,295
  Prepaid expense                                                                        --                  500
                                                                                 ----------           ----------

TOTAL CURRENT ASSETS                                                             $    9,881           $   12,795
                                                                                 ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                               $   76,397           $   62,976
  Loan from director                                                                 51,500               16,500
                                                                                 ----------           ----------

TOTAL CURRENT LIABILITIES                                                           127,897               79,476
                                                                                 ----------           ----------

                            STOCKHOLDERS' DEFICIENCY

Preferred stock $0.001 par value 75,000,000 shares authorized; none issued               --                   --
Common stock $0.001 par value; 150,000,000 shares authorized; 3,501,500
 and 2,501,500 shares issued and outstanding at October 31, 2010 and 2009             3,502                2,502
Additional paid-in-capital                                                           21,498               12,498
Deficit accumulated during exploration stage                                       (143,016)             (81,681)
                                                                                 ----------           ----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                     (118,016)             (66,681)
                                                                                 ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $    9,881           $   12,795
                                                                                 ==========           ==========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                                     For the Period
                                                                                     July 23, 2007
                                                                                      (Inception)
                                                  Year Ended October 31,                Through
                                             -------------------------------           October 31,
                                                2010                 2009                 2010
                                             ----------           ----------           ----------
Revenues                                     $       --           $       --           $       --
Cost of sales                                        --                   --                   --
                                             ----------           ----------           ----------
      Gross margin                                   --                   --                   --
                                             ----------           ----------           ----------
Operating Expense
  General and administrative expenses            61,335               43,575              143,016
                                             ----------           ----------           ----------
LOSS BEFORE INCOME TAX EXPENSE                  (61,335)             (43,575)            (143,016)

Income tax expense                                   --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $  (61,335)          $  (43,575)          $ (143,016)
                                             ==========           ==========           ==========

Loss per share basic and diluted             $    (0.02)          $    (0.02)
                                             ==========           ==========

Weighted average number of common shares
 outstanding basic and diluted                2,876,842            2,501,500
                                             ==========           ==========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                Statements of Changes in Shareholders' Deficiency
      For the Period from July 23, 2007 (Inception) through October 31,2010

                                                                                         Deficit
                                                                                       Accumulated
                                                   Common Stock          Additional       During          Total
                                               ---------------------      Paid-in      Exploration     Stockholders'
                                               Shares         Amount      Capital         Stage           Equity
                                               ------         ------      -------         -----           ------
September 25, 2007 stock issued for cash          1,500      $      2     $  9,998      $      --       $  10,000
Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2007                          1,500             2        9,998         (5,500)          4,500

June 1, 2008 stock issued for cash            2,500,000         2,500        2,500             --           5,000
Net loss                                                                                  (32,605)        (32,605)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2008                      2,501,500         2,502       12,498        (38,105)        (23,105)

Net loss                                                                                  (43,576)        (43,576)
                                            -----------      --------     --------      ---------       ---------

BALANCE OCTOBER 31, 2009                      2,501,500         2,502       12,498        (81,681)        (66,681)

June 17, 2010 stock issued for cash           1,000,000         1,000        9,000             --          10,000

Net loss                                                                                  (61,335)        (61,335)
                                            -----------      --------     --------      ---------       ---------

BALANCE OCTOBER 31,2010                       3,501,500      $  3,502     $ 21,498      $(143,016)      $(118,016)
                                            ===========      ========     ========      =========       =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                 For the Period
                                                                                                 July 23, 2007
                                                                                                  (Inception)
                                                              Year Ended October 31,                Through
                                                          -------------------------------          October 31,
                                                             2010                 2009                2010
                                                          ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (61,335)          $  (43,575)          $ (143,016)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Changes in operating assets and liabilities
     Prepaid expense                                             500                 (500)                  --
     Accounts payable                                         13,421               35,491               76,397
                                                          ----------           ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                        (47,414)              (8,584)             (66,619)
                                                          ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                          35,000               16,500               51,500
  Proceeds from sale of common stock                           1,000                   --               25,000
  Additional paid in capital                                   9,000                   --
                                                          ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     45,000               16,500               76,500
                                                          ----------           ----------           ----------

Net (decrease) increase in cash and  cash equivalents         (2,414)               7,916                9,881
Cash and cash equivalents at beginning of period              12,295                4,379                   --
                                                          ----------           ----------           ----------

Cash and cash equivalents at end of period                $    9,881           $   12,295           $    9,881
                                                          ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                $       --           $       --           $       --
                                                          ==========           ==========           ==========
  Income Taxes                                            $       --           $       --           $       --
                                                          ==========           ==========           ==========


                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            (Stated in U.S. Dollars)


1. NATURE AND CONTINUANCE OF OPERATIONS

Kopr Resources Corp., ("the Company") was incorporated under the laws of the State of Delaware on July 23, 2007. The Company is in the exploration stage of its resource business and it was generally inactive during the period July 23, 2007 (inception) to October 31, 2010. During the year ended October 31, 2008 the Company commenced its limited activities by issuing shares and acquiring a mineral property located in the Osoyoos Mining Division of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

The Company's tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $143,016 and a working capital deficiency of $118,016 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" ("ASC 410") which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2010, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At October 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

REVENUE RECOGNITION

Revenue for mined copper-halloysite, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

ADVERTISING

The Company's policy is to charge the costs of advertising to expense as incurred. The Company has not incurred any advertising costs during the years ended October 31, 2010 and 2009.

STOCK BASED COMPENSATION

In  December  2004,  the FASB  issued  SFAS No.  123R ASC  718-10,  "Share-Based
Payments," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides supplemental implementation guidance for ASC 718-10. ASC 718-10requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. ASC 718-10 was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by ASC 718-10. The pro-forma disclosures previously permitted under ASC 718-10no longer will be an alternative to financial statement recognition. Under ASC 718-10, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of ASC 718-10, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of ASC 718-10 for the period ended October 31, 2010. The Company did not record any compensation expense for the period ended October 31, 2010 because there were no stock options outstanding prior to, or at October 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standard Update ("ASU") 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

3. COMMON STOCK TRANSACTIONS

The total number of common shares authorized that may be issued by the Company is 150,000,000 shares and 75,000,000 preferred shares each with a par value of $0.001 per share. No other class of shares is authorized.

On September 25, 2007, the Company issued 1,500 shares of common stock to a Director, for total cash proceeds of $10,000.

On June 1, 2008, the Company issued 2,500,000 shares of common stock at $0.002 to the Director for total proceeds of $5,000.

On June 17, 2010 the Company issued 1,000,000 shares of common stock to 30 subscribers for gross proceeds of $10,000.

 At October 31, 2010, there were no shares of preferred stock, stock options or warrants issued.

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

5. INCOME TAXES

As of October 31, 2010, the Company had a net operating loss carry forwards of approximately $143,000 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

6. RELATED PARTY TRANSACTIONS

On September 25, 2007, in connection with its organization, the Company issued 1,500 shares of common stock to Andrea Schlectman, our President, Principal Executive Officer, Principal Financials Officer and a Director of the Company, for consideration of $10,000.

On June 1, 2008, the Company issued 2,500,000 shares of common stock at $0.002 per share for a total of $5,000 to Andrea Schlectman as reimbursement for Ms. Schlectman's payment of $5,000 on behalf of the Company for its mining claim.

Andrea Schlectman may in the future, become involved in other business opportunities as they may become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such a conflict.

While the Company is seeking additional funds, Ms. Schlectman, our President, Principal Executive Officer, Principal Financial Officer and a Director, has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due the director as of October 31, 2010 is $51,500.

7. OTHER DEVELOPMENTS

On February 12, 2010, The Company filed with the Securities and Exchange Commission a withdrawal request for the Form S-1 Registration Statement which was declared effective March 9, 2009 and under which no sales had been made.

On February 16, 2010, a new Registration Statement on Form S-1 was filed with the Securities and Exchange Commission and was declared effective on February 26, 2010. On June 17, 2010, 1,000,000 shares of common stock at $0.001 par value were issued to 30 subscribers at $0.01 per share, for total gross proceeds of $10,000. This initial offering closed on June 9, 2010.

On April 21, 2010, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the election of a new director, Guo Yuying, effective April 16, 2010. She is an independent business consultant and her expertise is helping management of public and privately-held companies maximize productivity as well as advising on general corporate matters.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2010 through the date these financial statements were issued to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with the Company's principal independent registered public accounting firm for the two-year period ended October 31, 2010.

ITEM 9A CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole executive officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole executive officer concluded that, as of October 31, 2010, the Company's disclosure controls and procedures were not effective.

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

Andrea Schlectman, our President, Principal Executive Officer and Principal Financial Officer conducted an assessment of our internal control over financial reporting as of October 31, 2010. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2010:

     1. The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override, specifically because there are no employees and only one officer with management functions and therefore there is lack of segregation of duties. In addition, the Company does not have accounting software to prevent erroneous or unauthorized changes to previous reporting periods or to provide an adequate audit trail of entries. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the period ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of the directors and executive officers are as follows:

      Name            Age                          Position
      ----            ---                          --------

Andrea Schlectman     38     Andrea Schlectman President, Principal Executive
                             Officer, Principal Financial Officer and a Director

Guo Yuying            24     Director

ANDREA SCHLECTMAN, PRESIDENT, PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER AND A DIRECTOR

Ms. Schlectman has been President, Secretary, Treasurer, CEO, CFO and a Director of the Company since inception. Ms. Schlectman has a Bachelor's Degree in Sociology and Criminal Justice from William Paterson University, Wayne NJ. She has been an independent business consultant for the past eight years. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Schlectman also has experience in various industries in the areas of marketing, sales and finance. For several years she assisted the Regional Sales Manager of Washington Mutual Financial Services and most recently was involved in sales and marketing for a charter jet company in New York.

GUO YUYING, DIRECTOR

Ms. Yuying has been a director of the Company since April 16, 2010. From August 2005 to July 2009, she attended Peking University. Ms. Yuying received her Bachelor's degree in mathematics and was enrolled in the Yuanpei Honor Program. From July 2009 until now, Ms. Yuying has been an independent business consultant. Her experience includes working with management of public and privately-held companies to maximize productivity as well as general corporate matters. Ms. Yuying has experience in various industries including agriculture, textile, and new media.

CERTAIN SIGNIFICANT EMPLOYEES

At present, we have no employees and no employment agreements. Ms. Schlectman, our President, Principal Executive Officer and Principal Financial Officer, provides services on a consultant basis. We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

FAMILY RELATIONSHIPS

There are no family relationships between any director and executive officer.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors and executive officer have not been involved in any of the following events during the past 10 years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

     4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

     5. being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
          (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one executive officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

NOMINATING COMMITTEE

We do not have a nominating committee.

NOMINATION OF DIRECTORS BY SHAREHOLDERS

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. A shareholder who wishes to communicate with our Board may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee or an audit committee charter. Currently we do not have a member of our Board who is considered as an "audit committee financial expert" as defined in SEC Release No. 33-8 177 SEC. II(A)(4)(c). Since the commencement of our most recently completed fiscal year, we have not required any non-audit services to be provided by our auditor.

CORPORATE GOVERNANCE

We currently act with Ms. Schlectman and Ms. Yuying as our two directors. We have determined that neither Ms. Schlectman or Ms. Yuying is an independent director as defined by Nasdaq Marketplace Rule 4200(a)( 1.5 ).

COMPENSATION COMMITTEE

We do not have a compensation committee, or a committee that performs similar function.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by the Company's sole principal executive officer as of the date of this Report.

                                                                                          Change in
                                                                                           Pension
                                                                                          Value and
                                                                           Non-Equity    Nonqualified
                                                                            Incentive      Deferred
                                                        Stock    Option       Plan       Compensation     All Other
                                      Salary   Bonus    Awards   Awards   Compensation     Earnings     Compensation   Total
Name and Principal Position    Year    ($)      ($)       ($)     ($)          ($)           ($)            ($)         ($)
---------------------------    ----   ------   -----    ------   ------   ------------     --------     ------------   -----
Andrea Schlectman              2010    Nil      Nil       Nil      Nil         Nil            Nil            Nil        Nil
President, Principal           2009    Nil      Nil       Nil      Nil         Nil            Nil            Nil        Nil
Executive Officer,
Principal Financial
Officer and a Director

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this Report with respect to the beneficial ownership of the outstanding common stock of the Company by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. The percentage of class is based on 3,501,500 shares of common stock issued and outstanding as of the date of this Report. The address for the individuals identified below is 670 Kent Avenue, Teaneck, NJ 07666.

  Name and Address                           Amount of             Percentage
of Beneficial Owner                     Beneficial Ownership        of Class
-------------------                     --------------------        --------

Andrea Schlectman                            2,501,500                71.4%
President, Principal Executive Officer,
Principal Financial Officer and a Director

Guo Yuying
Director                                            --                  --

Directors and Executive Officers             2,501,500                71.4%
  as a Group (2 persons)                     =========                ====

CAPITAL STOCK

The authorized capital stock of the Company is 150,000,000 shares of common stock, with a par value of $0.001 per share, and 75,000,000 shares of blank check preferred stock, with a par value of $0.001 per share.

As of the date of this Report, there are 3,501,500 shares of common stock issued outstanding. There is no preferred stock outstanding.

As of the date of this Report, there are thirty-one (31) holders of record of the Company's common stock, one (1) being an affiliate of the Company.

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

TRANSFER AGENT

The registrar and transfer agent for our common stock is Empire Stock Transfer Inc., located at 1859 Whitney Mesa Drive, Henderson, NV 89014. Their telephone number is (702) 818-5898.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 25, 2007, 1,500 shares were issued to our Andrea Schlectman, our President, Principal Executive Officer, Principal Financial Officer and a Director, in connection with the organization of the Company. On June 1, 2008, 2,500,000 shares were issued to Andrea Schlectman as reimbursement for Ms. Schlectman's payment of $5,000 on behalf of the Company for its mining claim. In each instance, Ms. Schlectman acquired her shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws.

Each of the certificates issued to Ms. Schlectman contain a restrictive legend with respect to the issuance of securities pursuant to exemptions from registration requirements under the Securities Act.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2010, the total audit services fees for the Company is estimated to be $13,175, which $5,000 estimated for audit-related services and $8,175 were charged for interim review services, for tax services were $Nil and for other services were $Nil.

For the year ended October 31, 2009, the total fees charged to the Company for audit services were $10,000, which $5,000 were for audit-related services and $5,000 for interim review services, for tax services were Nil and for other services were $Nil.

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

Date: January 6, 2011             KOPR RESOURCES CORP.


                                  By: /s/ Andrea Schlectman
                                      ------------------------------------------
                                      Andrea Schlectman
                                      President, Principal Executive Officer
                                      Principal Financial and Accounting Officer
                                      and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: January 6, 2011

                                  By: /s/ Andrea Schlectman
                                      ------------------------------------------
                                      Andrea Schlectman
                                      President, Principal Executive Officer
                                      Principal Financial and Accounting Officer
                                      and Director


                                  By: /s/ Guo Yuying
                                      ------------------------------------------
                                      Guo Yuying
                                      Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT

The registrant has not furnished to its security holders an annual report covering its fiscal year ended October 31, 2010 or any proxy material with respect to any annual or other meeting of security holders, nor will the registrant furnish such material to its security holders subsequent to the filing of its annual report on this Form 10-K.