Form 10-Q
period 2011-01-31
Kopr Resources Corp.
filed 2011-03-10
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 3,501,500 shares outstanding as of March 8, 2011.

                              KOPR RESOURCES CORP.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)................................  3
               Balance Sheets.............................................  3
               Statements of Operations...................................  4
               Statement of Changes in Stockholders' Deficiency...........  5
               Statements of Cash Flows...................................  6
               Notes to Financial Statements..............................  7
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 12
Item 3.   Quantitative and Qualitative Disclosures about Market Risk...... 13
Item 4.   Controls and Procedures......................................... 13

PART II OTHER INFORMATION
Item 1.   Legal Proceedings............................................... 14
Item 1A.  Risk Factors.................................................... 14
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 14
Item 3.   Defaults Upon Senior Securities................................. 14
Item 4.   Removed and Reserved............................................ 14
Item 5.   Other Information............................................... 14
Item 6.   Exhibits........................................................ 14

          Signatures...................................................... 15

EX-31 Section 302 Certification of Principal Executive and Principal Financial Officer
EX-32 Section 906 Certification of Principal Executive and Principal Financial Officer

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                               (Unaudited)
                                                                               January 31,         October 31,
                                                                                  2011                2010
                                                                                ---------           ---------
                                   ASSETS

Current assets
  Cash and cash equivalents                                                     $   8,050           $   9,881
  Prepaid  expense                                                                    475                  --
                                                                                ---------           ---------

Total current assets                                                            $   8,525           $   9,881
                                                                                =========           =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                              $  43,545           $  76,397
  Loan from director                                                               51,500              51,500
                                                                                ---------           ---------
TOTAL CURRENT LIABILITIES                                                          95,045             127,897
                                                                                ---------           ---------

                          STOCKHOLDERS' DEFICIENCY

Preferred stock $0.001 par value 75,000,000 shares authorized; none issued             --                  --
Common stock $0.001 par value 150,000,000 shares  authorized;
 3,501,500 shares issued and outstanding for both periods                           3,502               3,502
Additional paid-in-capital                                                         21,498              21,498
Deficit accumulated during exploration stage                                     (111,520)           (143,016)
                                                                                ---------           ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                                    (86,520)           (118,016)
                                                                                ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $   8,525           $   9,881
                                                                                =========           =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                  For the Period
                                                                                  July 23, 2007
                                         Three Months         Three Months         (Inception)
                                            Ended                Ended               Through
                                          January 31,          January 31,          January 31,
                                             2011                 2010                 2011
                                          ----------           ----------           ----------
Revenues                                  $       --           $       --           $       --
Cost of sales                                     --                   --                   --
                                          ----------           ----------           ----------
Gross margin                                      --                   --                   --
                                          ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative expenses          (25,996)              18,864             (117,020)
                                          ----------           ----------           ----------
Total Operating Expenses                      25,996              (18,864)            (117,020)
                                          ----------           ----------           ----------
OTHER INCOME
  Gain on forgiveness of debt                  5,500                   --                5,500
                                          ----------           ----------           ----------
INCOME BEFORE INCOME TAX EXPENSE              31,496              (18,864)            (111,520)
Income tax expense                                --                   --                   --
                                          ----------           ----------           ----------

NET INCOME (LOSS)                         $   31,496           $  (18,864)          $ (111,520)
                                          ==========           ==========           ==========
Income (Loss) per share basic
 and diluted                              $     0.01           $    (0.01)
                                          ==========           ==========
Weighted average number of
 common shares outstanding
 basic and diluted                         2,501,500            2,501,500
                                          ==========           ==========


                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
                Statements of Changes in Shareholders' Deficiency
      For the Period from July 23, 2007(Inception) through January 31,2011
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                   Common Stock          Additional       During          Total
                                               ---------------------      Paid-in      Exploration     Stockholders'
                                               Shares         Amount      Capital         Stage           Equity
                                               ------         ------      -------         -----           ------
September 25, 2007 stock issued for cash          1,500      $      2     $  9,998      $      --       $  10,000
Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2007                          1,500             2        9,998         (5,500)          4,500

June 1, 2008 stock issued for cash            2,500,000         2,500        2,500             --           5,000
Net loss                                                                                  (32,605)        (32,605)
                                            -----------      --------     --------      ---------       ---------
Balance October 31, 2008                      2,501,500         2,502       12,498        (38,105)        (23,105)

Net loss                                                                                  (43,576)        (43,576)
                                            -----------      --------     --------      ---------       ---------

BALANCE OCTOBER 31, 2009                      2,501,500         2,502       12,498        (81,681)        (66,681)

June 17, 2010 stock issued for cash           1,000,000         1,000        9,000             --          10,000

Net loss                                                                                  (61,335)        (61,335)
                                            -----------      --------     --------      ---------       ---------

BALANCE OCTOBER 31,2010                       3,501,500         3,502       21,498       (143,016)       (118,016)

Net income                                                                                 31,496          31,496
                                            -----------      --------     --------      ---------       ---------

BALANCE JANUARY 31, 2011 (UNAUDITED)          3,501,500      $  3,502     $ 21,498      $(111,520)      $ (86,520)
                                            ===========      ========     ========      =========       =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the Period
                                                                                                       July 23, 2007
                                                                     Three Months ended                 (Inception)
                                                                         January 31,                      Through
                                                               -------------------------------           January 31,
                                                                  2011                 2010                 2011
                                                               ----------           ----------           ----------
CASH FLOWS  FROM OPERATING ACTIVITIES
  Net income (loss)                                            $   31,496           $  (18,864)          $ (111,520)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Gain on forgiveness of debt                                   (5,500)                  --               (5,500)
  Changes in operating assets and liabilities
     Prepaid Expense                                                 (475)                  --                 (475)
     Accounts payable                                             (27,352)              (9,568)              49,045
                                                               ----------           ----------           ----------
NETCASH USED IN OPERATING ACTIVITIES                               (1,831)             (28,432)             (68,450)
                                                               ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                                   --               25,000               51,500
  Proceeds from sale of common stock                                   --                   --               25,000
                                                               ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              --               25,000               76,500
                                                               ----------           ----------           ----------

Net (decrease) increase in cash and  cash equivalents              (1,831)              (3,432)               8,050
Cash and cash equivalents at beginning of period                    9,881               12,295                   --
                                                               ----------           ----------           ----------

Cash and cash equivalents at end of period                     $    8,050           $    8,863           $    8,050
                                                               ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                     $       --           $       --           $       --
                                                               ==========           ==========           ==========
  Income Taxes                                                 $       --           $       --           $       --
                                                               ==========           ==========           ==========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            (Stated in U.S. Dollars)


1. NATURE AND CONTINUANCE OF OPERATIONS

Kopr Resources Corp., ("the Company") was incorporated under the laws of the State of Delaware on July 23, 2007. The Company is in the exploration stage of its resource business and it was generally inactive during the period July 23, 2007 (inception) to October 31, 2009. During the year ended October 31, 2008 the Company commenced its limited activities by issuing shares and acquiring a mineral property located in the Osoyoos Mining Division of British Columbia, Canada. In January 2011 the Company allowed the claim on this property to lapse and is currently investigating other claims to secure for exploration. The recoverability of costs incurred for acquisition and exploration of any future property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

The Company's tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $111,520 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

INTERIM FINANCIAL INFORMATION

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended October 31, 2010. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended January 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" ("ASC 410") which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2011, any potential costs relating to the future retirement of the Company's mineral property if any have not yet been determined.

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

At January 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended January 31, 2011. The Company did not record any compensation expense for the period ended January 31, 2011 because there were no stock options outstanding prior to, or at January 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On June 1, 2008, the Company issued 2,500,000 shares of common stock to the Director for total proceeds of $5,000.

On June 17, 2010 the Company issued 1,000,000 shares of common stock to 30 subscribers for gross proceeds of $10,000.

 At January 31, 2011, there were no shares of preferred stock, stock options or warrants issued.

4. MINERAL INTERESTS

On November 28, 2007, the Company entered into a purchase and sale agreement to acquire a 100% interest in one mining claim of approximately 505 hectares located in the mining division approximately 15 kilometers north of the town of Keremos, in South Central British Columbia, Canada. In January 2011 the claim was allowed to lapse and the Company is currently investigating other claims to secure for exploration.

5. INCOME TAXES

As of January 31, 2011, the Company had a net operating loss carry forwards of approximately $111,500 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

6. RELATED PARTY TRANSACTIONS

On July 31, 2007, in connection with its organization, the Company issued 1,500 shares of common stock to Andrea Schlectman, a director and officer of the Company, for consideration of $10,000.

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

While the Company is seeking additional funds, Ms. Schlectman, a director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of January 31, 2011 is $51,500.

7. OTHER DEVELOPMENTS

On February 12, 2010, The Company filed with the Securities and Exchange Commission a withdrawal request for the Form S-1.Registration Statement which was declared effective March 9, 2009 and under which no sales had been made.

On February 16, 2010, a new Form S-1.Registration Statement was filed with the Securities and Exchange Commission and was declared effective on February 26, 2010. At July 31, 2010, 1,000,000 shares of common stock at $0.001 par value were issued to 30 subscribers at $0.01 per share, for total gross proceeds of $10,000. This initial offering closed on June 9, 2010.

On April 21, 2010, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the election of a new director, Guo Yuying, effective April 16, 2010.

She is an independent business consultant and her expertise is helping management of public and privately-held companies maximize productivity as well as advising on general corporate matters.

During the three-month period ended January 31, 2011, we incurred general and administrative expenses (income) of $(25,996) and general and administrative expenses of $18,864 for the three-month period ended January 31, 2010. The change in general and administrative expenses during the three-month period ended January 31, 2011 was due primarily to a statement reduction of $31,722 provided by the legal counsel for legal fees previously estimated based on pre-bills received prior to issuance of final invoices.

During the three months ended January 31, 2011, the Company recorded income from a forgiveness of debt of $5,500 due to write-off of account payable due to George Coetzee for consulting services performed during August and September 2007.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 31, 2011 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for copper and other metals. The Company had staked a claim on certain property located in the Osoyoos Mining Division of British Columbia, Canada. In January 2011 the claim lapsed and the Company is currently investigating other potential claims to secure for exploration. We have not generated revenue from mining operations.

Even if we secure another claim and complete an exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring any claim to production.

We would need additional financing to cover future exploration costs on any property we secure; we currently do not have any financing arranged. Future exploration would be subject to financing.

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

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at January 31, 2011 were $8,525 and current liabilities were $95,045. We received our initial funding of $10,000 through the sale of common stock to our sole officer, Andrea Schlectman, who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Ms. Schlectman, paid $5,000 on our behalf for the cost of the mining claim on a prior claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. The Company registered 1,000,000 shares of common stock for public sale pursuant to the Registration Statement (the "Registration Statement") on Form S-1 which was filed with the SEC on February 16, 2010, and declared effective by the SEC on February 26, 2010. On June 9, 2010, the Company accepted subscriptions for 1,000,000 shares from 30 subscribers pursuant to the prospectus which was part of the Registration Statement for gross proceeds of $10,000.

RESULTS OF OPERATIONS

We are still in the development stage and have no revenues to date. During the three-month period ended January 31, 2011, we incurred general and administrative expenses (income) of $(25,996) and general and administrative expenses of $18,864 for the three-month period ended January 31, 2010. The change in general and administrative expenses during the three-month period ended January 31, 2011 was due primarily to a statement reduction of $31,722 provided by the legal counsel for legal fees previously estimated based on pre-bills received prior to issuance of final invoices. Our net loss since inception through January 31, 2011 is $111,520.

During the three months ended January 31, 2011, the Company recorded income from a forgiveness of debt of $5,500 due to write-off of account payable due to George Coetzee for consulting services performed during August and September 2007.

 Management believes that the Company's current cash together with subscriptions for stock in any private placement will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole officer has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date, she has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of January 31, 2011 is $51,500.

Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $111,520 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting, our sole officer and board of directors concluded that, as of January 31, 2011, the Company's disclosure controls and procedures were not effective.

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

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

a) None

b) None

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

Date: March 8, 2011                 KOPR RESOURCES CORP.


                                    By: /s/ Andrea Schlectman
                                        ----------------------------------------
                                        Andrea Schlectman
                                        Principal Executive Officer
                                        Principal Financial Officer and Director