Form 10-Q
period 2011-04-30
Kopr Resources Corp.
filed 2011-06-08
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 608,966 shares outstanding as of June 7, 2011.

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
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 11
Item 3.   Quantitative and Qualitative Disclosures about Market Risk...... 13
Item 4.   Controls and Procedures......................................... 13

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

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                                 April 30,           October 31,
                                                                                   2011                 2010
                                                                                ----------           ----------
                                                                                (Unaudited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                                     $    1,765           $    9,881
  Prepaid  expense                                                                     475                   --
                                                                                ----------           ----------

TOTAL CURRENT ASSETS                                                            $    2,240           $    9,881
                                                                                ==========           ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                              $   61,638           $   76,397
  Loan from director                                                                51,500               51,500
                                                                                ----------           ----------
TOTAL CURRENT LIABILITIES                                                          113,138              127,897
                                                                                ----------           ----------

                            STOCKHOLDERS' DEFICIENCY

Preferred stock $0.001 par value 75,000,000 shares authorized; none issued              --                   --
Common stock $0.001 par value; 150,000,000 shares authorized; 608,966 issued
 and outstanding on April 30,2011 and October 31,2010, respectively                    609                  609
Additional paid-in capital                                                          24,391               24,391
Deficit accumulated during exploration stage                                      (135,898)            (143,016)
                                                                                ----------           ----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                    (110,898)            (118,016)
                                                                                ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $    2,240           $    9,881
                                                                                ==========           ==========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                 For the Period
                                                                                                 July 23, 2007
                                      Six Months     Six Months    Three Months   Three Months    (Inception)
                                        Ended          Ended          Ended          Ended          Through
                                       April 30,      April 30,      April 30,      April 30,       April 30,
                                         2011           2010           2011           2010            2011
                                      ----------     ----------     ----------     ----------      ----------
Revenues                              $       --     $       --     $       --     $       --      $       --

Cost of sales                                 --             --             --             --              --
                                      ----------     ----------     ----------     ----------      ----------
  Gross margin                                --             --             --             --              --
                                      ----------     ----------     ----------     ----------      ----------
OPERATING EXPENSES
  General & administrative expenses       (1,618)        39,486         24,377         20,622        (141,398)
                                      ----------     ----------     ----------     ----------      ----------
Total Operating Expenses                  (1,618         39,486         24,377         20,622        (141,398)
                                      ----------     ----------     ----------     ----------      ----------
OTHER INCOME
  Gain on forgiveness of debt              5,500             --             --             --           5,500
                                      ----------     ----------     ----------     ----------      ----------
INCOME BEFORE INCOME TAX EXPENSE           7,118        (39,486)       (24,377)       (20,622)       (135,898)
Income tax expense                            --             --             --             --              --
                                      ----------     ----------     ----------     ----------      ----------

NET INCOME (LOSS)                     $    7,118     $  (39,486)    $  (24,377)    $  (20,622)     $ (135,898)
                                      ==========     ==========     ==========     ==========      ==========
Income (Loss) per share basic
 and diluted                                0.01          (0.09)         (0.04)         (0.05)
                                      ==========     ==========     ==========     ==========
Weighted average number of
 common shares outstanding
 basic and diluted                       608,966        435,044        608,966        435,044
                                      ==========     ==========     ==========     ==========


                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
                Statements of Changes in Stockholders' Deficiency
       For the Period from July 23, 2007(Inception) through April 30,2011
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                   Common Stock          Additional       During          Total
                                               ---------------------      Paid-in      Exploration     Stockholders'
                                               Shares         Amount      Capital         Stage           Equity
                                               ------         ------      -------         -----           ------
September 25, 2007 stock issued for cash            261      $      0     $ 10,000      $      --       $  10,000

Net loss                                                                                   (5,500)         (5,500)
                                            -----------      --------     --------      ---------       ---------
BALANCE OCTOBER 31, 2007                            261             0       10,000         (5,500)          4,500
                                            ===========      ========     ========      =========       =========
June 1, 2008 stock issued for cash              434,783           435        4,565             --           5,000

Net loss                                                                                  (32,605)        (32,605)
                                            -----------      --------     --------      ---------       ---------
BALANCE OCTOBER 31, 2008                        435,044           435       14,565        (38,105)        (23,105)
                                            ===========      ========     ========      =========       =========

Net loss                                                                                  (43,576)        (43,576)
                                            -----------      --------     --------      ---------       ---------
BALANCE OCTOBER 31, 2009                        435,044           435       14,565        (81,681)        (66,681)
                                            ===========      ========     ========      =========       =========

JUNE 17, 2010 STOCK ISSUED FOR CASH             173,922           174        9,826             --          10,000

Net loss                                                                                  (61,335)        (61,335)
                                            -----------      --------     --------      ---------       ---------
BALANCE OCTOBER 31, 2010                        608,966           609       24,391       (143,016)       (118,016)
                                            ===========      ========     ========      =========       =========

Net income                                                                                  7,118           7,118
                                            -----------      --------     --------      ---------       ---------
BALANCE APRIL 30, 2011 (UNAUDITED)              608,966      $    609     $ 24,391      $(135,898)      $(110,898)
                                            ===========      ========     ========      =========       =========


                        See notes to financial statements

                              KOPR RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               For the Period
                                                                                               July 23, 2007
                                                                  Six Months ended              (Inception)
                                                                      April 30,                   Through
                                                          -------------------------------         April 30,
                                                             2011                 2010              2011
                                                          ----------           ----------        ----------
CASH FLOWS  FROM OPERATING ACTIVITIES
  Net income (loss)                                       $    7,118           $  (39,486)       $ (135,898)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Gain on forgiveness of debt                              (5,500)                  --            (5,500)
  Changes in operating assets and liabilities
     Prepaid Expense                                            (475)                  --              (475)
     Accounts payable                                         (9,259)               3,376            67,138
                                                          ----------           ----------        ----------
NET CASH USED IN OPERATING ACTIVITIES                         (8,116)             (36,110)          (74,735)
                                                          ----------           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                              --               25,000            51,500
  Proceeds from sale of common stock                              --                   --            25,000
                                                          ----------           ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --               25,000            76,500
                                                          ----------           ----------        ----------

Net (decrease) increase in cash and cash equivalents          (8,116)             (11,110)            1,765
Cash and cash equivalents at beginning of period               9,881               12,295                --
                                                          ----------           ----------        ----------

Cash and cash equivalents at end of period                $    1,765           $    1,185        $    1,765
                                                          ==========           ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                $       --           $       --        $       --
                                                          ==========           ==========        ==========
  Income Taxes                                            $       --           $       --        $       --
                                                          ==========           ==========        ==========


                        See notes to financial statements

                              Kopr Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (unaudited)
                            (Stated in U.S. Dollars)


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

GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $135,898 as of April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

INTERIM FINANCIAL INFORMATION

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended October 31, 2010. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the six months ended April 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

REVERSE STOCK SPLIT

On March 17, 2011 the Board of Directors of the Company unanimously adopted resolutions approving the Certificate of Amendment to the Certificate of Incorporation to effect a reverse stock split in the ratio of 1 for 5.75 for the Common Stock of the Company that was issued and outstanding at April 4, 2011.
The par value and our total number of authorized shares were unaffected by the reverse stock split. All shares and per share amounts in these financial statements and note thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company complies with ASC 410 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2011, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with ASC 830 "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, prepaid expense and accounts payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

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

At April 30, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes income (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income
(loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments. Basic income (loss) and diluted income (loss) per share are equal.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On March 17, 2011 the Board of Directors of the Company unanimously adopted resolutions approving the Certificate of Amendment to the Certificate of Incorporation to effect a reverse stock split in the ratio of 1 for 5.75 for the Common Stock of the Company that was issued and outstanding at April 4, 2011. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on March 30, 2011 and became effective on April 4, 2011. In connection with the Reverse Stock Split, the Financial Industry Regulatory Authority ("FINRA") effected the Reverse Stock Split at the open of business on April 5, 2011.

The Reverse Stock Split resulted in a total of 608,966 common stock shares issued and outstanding.

At April 30, 2011, there were no shares of preferred stock, stock options or warrants issued.

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

5. INCOME TAXES

As of April 30, 2011, the Company had a net operating loss carry forwards of approximately $135,898 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

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

While the Company is seeking additional funds, Ms. Schlectman, a director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of April 30, 2011 is $51,500.

7. OTHER DEVELOPMENTS

On February 12, 2010, The Company filed with the Securities and Exchange Commission a withdrawal request for the Form S-1 Registration Statement which was declared effective March 9, 2009 and under which no sales had been made.

On February 16, 2010, a new Form S-1 Registration Statement was filed with the Securities and Exchange Commission and was declared effective on February 26, 2010. This initial offering closed on June 9, 2010 when all the shares were sold. On June 17,2010 the 1,000,000 shares of common stock at $0.001 par value were issued to 30 subscribers at $0.01 per share, for total gross proceeds of $10,000.

On April 21, 2010, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the election of a new director, Guo Yuying, effective April 16, 2010. She is an independent business consultant and her expertise is helping management of public and privately-held companies maximize productivity as well as advising on general corporate matters.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the Balance Sheet date to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

As disclosed in a filing on Form 8-K on March 15, 2011, on March 14, 2011, Kopr Resources Corp. entered into a non-binding summary of terms with Coronado Biosciences, Inc.,("Coronado") a Delaware corporation setting forth the basis for a possible reverse merger transaction in which the Company would acquire all of the shares of capital stock and rights to acquire capital stock of Coronado through the merger of a newly-formed subsidiary of the Company with and into Coronado, resulting in Coronado becoming a wholly-owned subsidiary of The Company.

Execution of a definitive agreement relating to the transaction is conditioned upon satisfactory completion of due diligence and the approval of such an agreement by the boards of directors of the Company and Coronado.

As disclosed in a filing on Form 8-K on April 5, 2011, on March 17, 2011 the Board of Directors of the Company unanimously adopted resolutions approving the Certificate of Amendment to the Certificate of Incorporation to effect a reverse stock split in the ratio of 1 for 5.75. In connection with the adoption of these resolutions, the Board determined to seek the written consent of the holders of a majority of the outstanding shares of Common Stock, in order to reduce associated costs and implement the proposals in a timely manner. On March 18, 2011, the holder of a majority of the outstanding shares of Common Stock executed a written consent authorizing the Reverse Stock Split. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on March 30, 2011 and became effective on April 4, 2011. The Reverse Stock Split resulted in a total of 608,966 shares issued and outstanding.

In connection with the Reverse Stock Split, the Financial Industry Regulatory Authority ("FINRA") effected the Reverse Stock Split at the open of business on April 5, 2011. In connection with the Reverse Stock Split, the Company obtained a new CUSIP number: 500614 201. There was no mandatory exchange of stock certificates and the Company's transfer agent, Empire Stock Transfer, administered the Reverse Stock Split.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at April 30, 2011 were $2,240 and current liabilities were $113,138. We received our initial funding of $10,000 through the sale of common stock to our sole officer, Andrea Schlectman, who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Ms. Schlectman, paid $5,000 on our behalf for the cost of the mining claim on a prior claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. The Company registered 1,000,000 shares of common stock for public sale pursuant to the Registration Statement (the "Registration Statement") on Form S-1 which was filed with the SEC on February 16, 2010, and declared effective by the SEC on February 26, 2010. On June 9, 2010, the Company accepted subscriptions for 1,000,000 shares from 30 subscribers pursuant to the prospectus which was part of the Registration Statement for gross proceeds of $10,000.

RESULTS OF OPERATIONS

We are still in the development stage and have no revenues to date. During the three-month period ended April 30, 2011, we incurred general and administrative expenses of $24,377 and general and administrative expenses of $20,622 for the three-month period ended April 30, 2010. During the six-month period ended April 30, 2011, we recorded general and administrative expenses of $(1,618) and general and administrative expenses of $39,486 for the six-month period ended April 30, 2010. The change in general and administrative expenses during the six-month period ended April 30, 2011 was due primarily to a statement reduction of $31,722 provided by the legal counsel for legal fees previously estimated based on pre-bills received prior to issuance of final invoices. During the six months ended April 30, 2011, the Company recorded income from a forgiveness of debt of $5,500 due to write-off of account payable due to George Coetzee for consulting services performed during August and September 2007. Our net loss since inception through April 30, 2011 is $135,898.

Management does not believe that the Company's current cash will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our sole officer has agreed to advance funds as needed or the Company may consider a private placement of Common Stock. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the Company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date, she has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of April 30, 2011 is $51,500.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The

Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $135,898 as of April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare our financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting, our sole officer and board of directors concluded that, as of April 30, 2011, the Company's disclosure controls and procedures were not effective.

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

a) None

b) None

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                        Description of Exhibit
------                        ----------------------

3.1      Articles of Incorporation*
3.2      Certificate of Amendment to the Certificate of Incorporation*
3.3      Certificate of Amendment to the Certificate of Incorporation**
3.4      Bylaws*
31 Certification of Principal Executive and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference herein from the Company's Registration Statement on Form S-1 filed on February 16, 2010 with the SEC.
** Incorporated by reference herein from the Company's Current Report on Form 8-K filed on April 5, 2011 with the SEC.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2011                  KOPR RESOURCES CORP.


                                    By: /s/ Andrea Schlectman
                                        ----------------------------------------
                                        Andrea Schlectman
                                        Principal Executive Officer
                                        Principal Financial Officer and Director