Form 10-Q
period 2011-07-31
Bullfrog Gold Corp.
filed 2011-08-29
CIK 1448597

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


                               BULLFROG GOLD CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                            41-2252162
(State or other jurisdiction of                         (IRS Identification No.)
 incorporation or organization)

                               897 Quail Run Drive
                            Grand Junction, CO 81505
                    (Address of principal executive offices)

                                 (970) 270-8306
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 31,510,919 shares outstanding as of August 26, 2011.

                               BULLFROG GOLD CORP.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)................................  3
               Balance Sheets.............................................  3
               Statements of Operations...................................  4
               Statements of Cash Flows...................................  5
               Notes to Financial Statements..............................  6
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

                               BULLFROG GOLD CORP
                         (Formerly Kopr Resources Corp)
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                             July 31, 2011      October 31, 2010
                                                                             -------------      ----------------
                                                                              (Unaudited)
                                   ASSETS

Current assets
  Cash and cash equivalents                                                     $   3,506           $   9,881
  Prepaid  expense                                                                    475                  --
                                                                                ---------           ---------
TOTAL CURRENT ASSETS                                                            $   3,981           $   9,881
                                                                                =========           =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                              $  64,393           $  76,397
  Loan from director                                                               56,500              51,500
                                                                                ---------           ---------
TOTAL CURRENT LIABILITIES                                                         120,893             127,897
                                                                                ---------           ---------

                          STOCKHOLDERS' DEFICIENCY

Preferred stock $0.0001 par value 50,000,000 shares authorized; none issued            --                  --
Common stock $0.0001 par value; 200,000,000 shares authorized; 31,510,919
 issued and outstanding  on July 31,2011 and October 31,2010 respectively           3,151               3,151
Additional paid-in-capital                                                         21,849              21,849
Deficit accumulated during exploration stage                                     (141,912)           (143,016)
                                                                                ---------           ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                                   (116,912)           (118,016)
                                                                                ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $   3,981           $   9,881
                                                                                =========           =========


                        See notes to financial statements

                               BULLFROG GOLD CORP
                         (Formerly Kopr Resources Corp)
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                          For the Period
                                                                                                          July 23, 2007
                                        Nine Months      Nine Months     Three Months     Three Months      (Inception)
                                           Ended            Ended            Ended            Ended           Through
                                       July 31, 2011    July 31, 2010    July 31, 2011    July 31, 2010    July 31, 2011
                                       -------------    -------------    -------------    -------------    -------------
Revenues                               $         --     $         --     $         --     $         --     $         --
Cost of sales                                    --               --               --               --               --
                                       ------------     ------------     ------------     ------------     ------------
Gross margin                                     --               --               --               --               --
                                       ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
  General & administrative expenses           4,396           56,235            6,014           16,749         (147,412)
                                       ------------     ------------     ------------     ------------     ------------
Total Operating Expenses                      4,396           56,235            6,014           16,749         (147,412)
                                       ------------     ------------     ------------     ------------     ------------
OTHER INCOME
  Gain on forgiveness of debt                 5,500               --               --               --            5,500
                                       ------------     ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAX EXPENSE              1,104          (56,235)          (6,014)         (16,749)        (141,912)
Income tax expense                               --               --               --               --               --
                                       ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS)                      $      1,104     $    (56,235)    $     (6,014)    $    (16,749)    $   (141,912)
                                       ============     ============     ============     ============     ============
Income (Loss) per share basic
 and diluted                           $       0.00     $      (0.00)    $      (0.00)    $      (0.00)
                                       ============     ============     ============     ============
Weighted average number of
 common shares outstanding
 basic and diluted                       31,510,919       23,977,931       31,510,919       26,911,130
                                       ============     ============     ============     ============


                        See notes to financial statements

                               BULLFROG GOLD CORP
                         (Formerly Kopr Resources Corp)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         For the Period
                                                               Nine Months ended          July 23, 2007
                                                                    July 31,               (Inception)
                                                        ----------------------------         Through
                                                           2011              2010         July 31, 2011
                                                        ----------        ----------      -------------
CASH FLOWS  FROM OPERATING ACTIVITIES
  Net income (loss)                                     $    1,104        $  (56,235)      $ (141,912)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Gain on forgiveness of debt                            (5,500)               --           (5,500)
  Changes in operating assets and liabilities
     Prepaid Expense                                          (475)              500             (475)
     Accounts payable                                       (6,504)           13,422           69,893
                                                        ----------        ----------       ----------
NETCASH USED IN OPERATING ACTIVITIES                       (11,375)          (42,313)         (77,994)
                                                        ----------        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from director                                         5,000            35,000           56,500
  Proceeds from sale of common stock                            --            10,000           25,000
                                                        ----------        ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    5,000            45,000           81,500
                                                        ----------        ----------       ----------

Net (decrease) in cash and  cash equivalents                (6,375)            2,687            3,506
Cash and cash equivalents at beginning of period             9,881            12,295               --
                                                        ----------        ----------       ----------
Cash and cash equivalents at end of period              $    3,506        $   14,981       $    3,506
                                                        ==========        ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                              $       --        $       --       $       --
                                                        ==========        ==========       ==========
  Income Taxes                                          $       --        $       --       $       --
                                                        ==========        ==========       ==========


                        See notes to financial statements

                               BULLFROG GOLD CORP.
                         (FORMERLY KOPR RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (unaudited)
                            (Stated in U.S. Dollars)

1. NATURE AND CONTINUANCE OF OPERATIONS

Bullfrog Gold Corp., ("the Company") was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, our board of directors approved an Amended and Restated Certificate of Incorporation ("Restated Charter") of the Company to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp.". The Company is in the exploration stage of its resource business and it was generally inactive during the period July 23, 2007 (inception) to October 31, 2009. During the year ended October 31, 2008 the Company commenced its limited activities by issuing shares and acquiring a mineral property located in the Osoyoos Mining Division of British Columbia, Canada. In January 2011 the Company allowed the claim on this property to lapse and is currently investigating other claims to secure for exploration. The recoverability of costs incurred for acquisition and exploration of any future property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

The Company's tax reporting year end is October 31.

GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $141,912 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All amounts are presented in U.S. dollars.

INTERIM FINANCIAL INFORMATION

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-K for the year ended October 31, 2010. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the nine months ended July 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

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

FORWARD STOCK SPLIT

On July 19, 2011, our board of directors authorized a 51.74495487 for one forward split of our outstanding common stock in the form of a dividend, whereby an additional 50.74495487 shares of common stock, par value $0.0001 per share, was to be issued on each one share of common stock outstanding on July 25, 2011. The par value of the capital stock changed from $0.001 per share to $0.0001 per share. The authorized common stock changed from 150,000,000 shares to
200,000,000 shares, and the authorized preferred stock changed from 75,000,000 shares to 50,000,000 shares. The forward stock split was recorded with FINRA with a Record Date of July 25, 2011 and a Payment Date of July 27, 2011, resulting in a total of 31,510,919 issued and outstanding shares as of July 31, 2011. All shares and per share amounts in these financial statements and note thereto have been retrospectively adjusted to all periods presented to give effect to the forward stock split.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of "Accounting for Asset Retirement Obligations" ("ASC 410") which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2011, any potential costs relating to the future retirement of the Company's mineral property have not yet been determined.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Foreign Currency Translation," ("ASC 830") foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

At July 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

On July 19, 2011, our board of directors authorized a 51.74495487 for one Forward Stock Split of our outstanding common stock in the form of a dividend, whereby an additional 50.74495487 shares of common stock, par value $0.0001 per share, would be issued on each one share of common stock outstanding on July 25, 2011. The Forward Stock Split was effected by FINRA at the open of business on July 27, 2011.

The Forward Stock Split resulted in a total of 31,510,919 common stock shares issued and outstanding.

At July 31, 2011, there were no shares of preferred stock, stock options or warrants issued.

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

5. INCOME TAXES

As of July 31, 2011, the Company had a net operating loss carry forwards of approximately $141,912 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

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

While the Company is seeking additional funds, Ms. Schlectman, a director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of July 31, 2011 is $56,500.

7. OTHER DEVELOPMENTS

Guo Yuying resigned as a director of the Company effective July 19, 2011. Ms. Yuying did not resign due to any disagreement with the Company or its management regarding any matter relating to the Company's operations, policies or practices.

On July 19, 2011, our board of directors approved the amendment and restatement of our Bylaws (the "Restated Bylaws") in order to, among other things, include provisions providing for board and stockholder meetings, indemnification of officers and directors and outlining the roles of certain of our officers.

Only July 19, 2011, our board of directors approved an Amended and Restated Certificate of Incorporation ("Restated Charter") of the Company to authorize
(i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp.," (ii) increase the authorized capital stock of the Company to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, and
(iii) change the par value of the capital stock of the Company to $0.0001 per share from $0.001 per share.

On July 19, 2011, holders of approximately 71% of the outstanding common stock of the Company voted in favor of the Restated Bylaws and Restated Charter.

On July 19, 2011, our board of directors authorized a 51.74495487 for one forward split of our outstanding common stock in the form of a dividend, whereby an additional 50.74495487 shares of common stock, par value $0.0001 per share, was to be issued on each one share of common stock outstanding on July 25, 2011. The forward stock split was recorded with FINRA with a Record Date of July 25, 2011 and a Payment Date of July 27, 2011, resulting in a total of 31,510,919 issued and outstanding shares as of July 31, 2011.

On July 21, 2011, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to "Bullfrog Gold Corp." from "Kopr Resources Corp."

On July 27, 2011, Andrea Schlectman resigned from her positions as President and Chief Executive Officer of Bullfrog Gold Corp. (the "Company"). On July 27, 2011, David Beling was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Additionally, On July 27, 2011, Mr. Beling was appointed to the Board of Directors of the Company and Alan Lindsay was appointed as Chairman of the Board of Directors. Immediately, upon Mr. Beling's and Mr. Lindsay's appointment to the Board of Directors, Ms. Schlectman resigned from her position as director of the Company. Ms. Schlectman did not resign due to any disagreement with the Company or its management regarding any matter relating to the Company's operations, policies or practices.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the Balance Sheet date to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. The following subsequent event is being disclosed:

Our name change to Bullfrog Gold Corp. became effective for our principal market, the over the counter bulletin board, on August 11, 2011, at which time a new trading symbol of "BFGC" also became effective.

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

BUSINESS AND PLAN OF OPERATION

Bullfrog Gold Corp was incorporated under the laws of the state of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, our board of directors approved an Amended and Restated Certificate of Incorporation ("Restated Charter") of the Company to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp.". The Company's principal offices are located at 897 Quail Run Drive, Grand Junction, CO 81505. Our telephone number is (970) 270-8306.

The Company since inception has been a mining exploration stage company engaged in the acquisition and exploration of mineral properties. In connection with the name change in July 2011, we are exploring additional business opportunities. As a result, our historical business may be discontinued due to the reevaluation of our business, among other reasons. We have entered into informal non-binding confidential discussions with several companies concerning possible business acquisition opportunities in the field of mobile applications. However, there exist no agreements or understandings as to any such opportunities as of the date of this current report.

We have not generated revenue from mining operations. We would need additional financing to cover future exploration costs on any property we secure; we currently do not have any financing arranged. Future exploration would be subject to financing.

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

On July 19, 2011, our board of directors approved the amendment and restatement of our Bylaws (the "Restated Bylaws") in order to, among other things, include provisions providing for board and stockholder meetings, indemnification of officers and directors and outlining the roles of certain of our officers.

On July 19, 2011, our board of directors approved an Amended and Restated Certificate of Incorporation ("Restated Charter") of the Company to authorize
(i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp.," (ii) increase the authorized capital stock of the Company to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, and
(iii) change the par value of the capital stock of the Company to $0.0001 per share from $0.001 per share.

On July 19, 2011, holders of approximately 71% of the outstanding common stock of the Company voted in favor of the Restated Bylaws and Restated Charter.

On July 19, 2011, our board of directors authorized a 51.74495487 for one forward split of our outstanding common stock in the form of a dividend, whereby an additional 50.74495487 shares of common stock, par value $0.0001 per share, was to be issued on each one share of common stock outstanding on July 25, 2011. The forward stock split was recorded with FINRA with a Record Date of July, 25, 2011 and a Payment Date of July 27, 2011, resulting in a total of 31,510,919 issued and outstanding shares as of July 31, 2011.

On July 21, 2011, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to change our name to "Bullfrog Gold Corp." from "Kopr Resources Corp."

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at July 31, 2011 were $3,981 and current liabilities were $120,893. We received our initial funding of $10,000 through the sale of common stock to Andrea Schlectman, the sole officer at the time, who purchased 1,500 shares of our common stock at approximately $6.66 per share on July 23, 2007. Ms. Schlectman, paid $5,000 on our behalf for the cost of the mining claim on a prior claim property, and on June 1, 2008, we issued 2,500,000 shares of our common stock to Ms. Schlectman in exchange for the cash paid out. The Company registered 1,000,000 shares of common stock for public sale pursuant to the Registration Statement (the "Registration Statement") on Form S-1 which was filed with the SEC on February 16, 2010, and declared effective by the SEC on February 26, 2010. On June 9, 2010, the Company accepted subscriptions for 1,000,000 shares from 30 subscribers pursuant to the prospectus which was part of the Registration Statement for gross proceeds of $10,000.

RESULTS OF OPERATIONS

We are still in the exploration stage and have no revenues to date. During the three-month period ended July 31, 2011, we incurred general and administrative expenses of $6,014 and general and administrative expenses of $16,749 for the three-month period ended July 31, 2010. During the nine-month period ended July 31, 2011, we recorded general and administrative expenses of $4,396 and general and administrative expenses of $56,235 for the nine-month period ended July 31, 2010. The change in general and administrative expenses during the nine-month period ended July 31, 2011 was due primarily to a reduction in operations. During the nine months ended July 31, 2011, the Company recorded income from a forgiveness of debt of $5,500 due to write-off of account payable due to George Coetzee for consulting services performed during August and September 2007. Our net loss since inception through July 31, 2011 is $141,912.

Management does not believe that the Company's current cash will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage, our officers have agreed to advance funds as needed or the Company may consider a private placement of Common Stock. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date, Ms. Schlectman, a shareholder and former officer and director, had loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due Ms. Schlectman as of July 31, 2011 is $56,500.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit during the exploration stage of $141,912 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting, our sole officer and board of directors concluded that, as of July 31, 2011, the Company's disclosure controls and procedures were not effective.

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

ITEM 1A. RISKS FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

Our name change to Bullfrog Gold Corp. became effective for our principal market, the over the counter bulletin board, on August 11, 2011, at which time a new trading symbol of "BFGC" also became effective.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                        Description of Exhibit
------                        ----------------------

3.1      Articles of Incorporation*
3.2      Certificate of Amendment to the Certificate of Incorporation*
3.3      Certificate of Amendment to the Certificate of Incorporation**
3.4      Certificate of Amendment to the Certificate of Incorporation***
3.4      Bylaws*
3.5      Amended Bylaws***
31 Certification of Principal Executive and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101      Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Incorporated by reference herein from the Company's Registration Statement on Form S-1 filed on February 16, 2010 with the SEC.
** Incorporated by reference herein from the Company's Current Report on Form 8-K filed on April 5, 2011 with the SEC.
*** Incorporated by reference herein from the Company's Current Report on Form 8-K filed on July 22, 2011 with the SEC.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2011        BULLFROG GOLD CORP. (Formerly Kopr Resources Corp.)


                             By: /s/ David Beling
                                ------------------------------------------------
                                David Beling
                                Principal Executive Officer, Principal Financial Officer and Director


                             By: /s/ Alan Lindsay
                                ------------------------------------------------
                                Alan Lindsay
                                Director