Form 10-Q/A
period 2011-07-31
Bullfrog Gold Corp.
filed 2011-08-30
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2011

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

Date: August 29, 2011        BULLFROG GOLD CORP. (Formerly Kopr Resources Corp.)


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