Form 10-Q
period 2011-09-30
Bullfrog Gold Corp.
filed 2011-11-14
CIK 1448597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-164908

BULLFROG GOLD CORP.
(Exact name of registrant as specified in its charter)
Delaware	41-2252162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

897 Quail Run Drive
Grand Junction, Colorado	81505
(Address of principal executive offices)	(Zip Code)

(970) 628-1670
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,897,846 shares of common stock, par value $0.0001, were outstanding on November 14, 2011.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(Unaudited)

Assets	9/30/11	12/31/10

Current assets
Cash and cash equivalents	$2,593,183	$-
Cash in trust account	-	2,521
Prepaid expenses	16,305	-
Total current assets	2,609,488	2,521

Other assets
Mineral property	650,700	100,300

Total assets	$3,260,188	$102,821

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$53,796	$190
Other liabilities	9,204	-
Accrued interest	-	9,558
Notes payable	-	130,800
Total current liabilities	63,000	140,548

Warrant liability	671,928	-

Total liabilities	734,928	140,548

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 4,586,539 issued and none issued and outstanding as of 9/30/11 and 12/31/10, respectively	459	-
Common stock, 250,000,000 shares authorized, $ .0001 par value; 29,897,846 shares and 8,678,523 shares issued and outstanding as of 9/30/11 and 12/31/10, respectively	2,990	868
Additional paid in capital	2,764,543	1,953
Deficit accumulated during the exploration stage	(242,732)	(40,548)

Total stockholders' equity (deficit)	2,525,260	(37,727)

Total liabilities and stockholders' equity (deficit)	$3,260,188	$102,821

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011 and 2010, the Nine Months Ended September 30, 2011, the Period from January 12, 2010 (Inception) through
September 30, 2010, and the Cumulative Period from January 12, 2010 (Inception) through September 30, 2011
(Unaudited)

				Inception	Inception
			Nine Months	(January 12, 2010)	(January 12, 2010)
	Three Months Ended		Ended	through	through
	9/30/11	9/30/10	9/30/11	9/30/10	9/30/11

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	162,517	30,190	188,278	30,190	218,468
Marketing	23,464	-	23,464	-	23,464

Total operating expenses	185,981	30,190	211,742	30,190	241,932

Net operating loss	(185,981)	(30,190)	(211,742)	(30,190)	(241,932)

Gain on forgiveness of debt	28,499	-	28,499	-	28,499
Interest expense	(6,539)	(4,500)	(18,941)	(4,500)	(29,299)

Net loss	$(164,021)	$(34,690)	$(202,184)	$(34,690)	$(242,732)

Weighted average common shares outstanding – basic and diluted	11,078,539	7,716,504	9,283,974	5,176,724

Loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 12, 2010 (inception) through September 30, 2011
(Unaudited)

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,978,059		2,978,972
Net loss for the period ended September 30, 2011						(202,184)	(202,184)

Balance, September 30, 2011	4,586,539	$459	29,897,846	$2,990	$2,764,543	$(242,732)	$2,525,260

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011, the Period from January 12, 2010 (Inception) through September 30, 2010, and the Cumulative Period from January 12, 2010 (Inception) through September 30, 2011

(Unaudited)

		Inception	Inception
	Nine Months	(January 12, 2010)	(January 12, 2010)
	Ended	through	through
	9/30/11	9/30/10	9/30/11

Cash flows from operating activities
Net loss	$(202,184)	$(34,690)	$(242,732)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	(28,499)	-	(28,499)
Change in operating assets and liabilities:
Cash in trust account	2,521	(2,521)	-
Receivable from pre-merger Bullfrog	48,637	-	48,637
Prepaid assets	(16,305)	-	(16,305)
Accounts payable	53,606	190	53,796
Other liabilities	(4,179)	-	(4,179)
Accrued interest	18,941	4,500	28,499

Net cash used in operating activities	(127,462)	(32,521)	(160,783)

Cash flows from financing activities
Proceeds from sales of common stock	545	2,521	3,066
Proceeds from private placement of common stock, preferred stock and warrants	2,710,000	-	2,710,000
Proceeds from notes payable	10,100	30,000	70,900
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	2,720,645	32,521	2,753,966

Net increase in cash and cash equivalents	2,593,183	-	2,593,183

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$2,593,183	$-	$2,593,183

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property	$400	$300	$700
Issuance of note payable for acquisition of mineral property	$550,000	$100,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog	$250,000	$-	$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement	$940,900	$-	$940,900

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Reverse Merger and Recapitalization

On September 30, 2011, Standard Gold Corp. (“Standard Gold”) entered into a Merger Agreement (the “Merger”) with a public shell company, Bullfrog Gold Corp. (“Bullfrog Gold”), formerly known as Kopr Resources Corp. pursuant to which Standard Gold merged with and into a wholly owned subsidiary of Bullfrog Gold as more fully described in Note 2. Such Merger caused Standard Gold to become a wholly-owned subsidiary of Bullfrog Gold. The Merger is being accounted for as a reverse-merger and recapitalization and Standard Gold is considered the accounting acquirer for accounting purposes and Bullfrog Gold the acquired company. The business of Standard Gold became the business of Bullfrog Gold. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger are those of Standard Gold and are recorded at the historical cost basis of Standard Gold. Bullfrog Gold Corp. along with Standard Gold Corp. is referred to hereafter as “the Company”.

REVERSE STOCK SPLIT

On March 17, 2011 the Board of Directors  of Bullfrog Gold unanimously  adopted Resolutions approving the Certificate  of  Amendment  to the  Certificate  of Incorporation to effect a reverse stock split in the ratio of 1 for 5.75 for the common stock of Bullfrog Gold that was issued and  outstanding  as of April 4, 2011.  The par value and total number of authorized shares were unaffected by the reverse stock split.  All shares and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split.

FORWARD STOCK SPLIT

On July 19,  2011,  Bullfrog Gold's board of  directors  authorized  a  51.74495487  for one forward split of its outstanding common stock in the form of a dividend, whereby an additional  50.74495487  shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding as of July 25, 2011.  All shares and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the forward stock split.

Bullfrog Gold was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, the Company’s board of directors approved the filing on an Amended and Restated Certificate of Incorporation of Bullfrog Gold with the Secretary of State of the State of Delaware to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp.”  (ii) the increase in the authorized capital stock to 250,000,000 shares and (iii) the change in par value of the capital stock to $0.0001 per share. The Company is in the exploration stage of its resource business.  On July 19, 2011, the Company’s board of directors also approved the amendment and restatement of bylaws in order to, among other things, include provisions for board and shareholder meetings.

The Company is a junior exploration company primarily engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States.  The Company’s target properties are those that have been the subject of historical exploration.  The Company has acquired State Leases and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 6,860 acres.  The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves.  The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Interim Financial Information

The accompanying unaudited interim consolidated financial statements include all adjustments (of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of financial statements in conformity with U.S. generally accepted accounting principles.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the notes included herein.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp., as of the date of the reverse merger, and its wholly owned subsidiary, Standard Gold Corp.  All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of $242,732 as of September 30, 2011. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it now being a public company.  The closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis.  As a result of the $2,710,000 of net proceeds received from the Private Placement, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2012.  There are no assurances that the Company will be successful in meeting its cash flow requirements.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2011, the Company’s cash balance was approximately $2,600,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties.

Exploration Stage Company

The Company complies with Accounting Standards Codification (“ASC”) 915-235-50 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

·	Level 1 – Valuation based on quoted market prices in active markets for identical assets and liabilities.
·	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.
·	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of September 30, 2011.  See Note 3.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, cash in trust account, accounts payable, and other liabilities.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2011 or December 31, 2010. The period ended December 31, 2010 is open to examination by taxing authorities.

Long Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Preferred Stock

The Company accounts for its preferred stock under the provisions of Accounting Standards Codification on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires an issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Company has determined that its preferred stock does not meet the criteria requiring liability classification as its obligation to redeem these instruments is not based on an event certain to occur. Future changes in the certainty of the Company’s obligation to redeem these instruments could result in a change in classification.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated condensed financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Net Loss per Common Share

Net losses were reported during the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and the period from January 12, 2010 (Inception) through September 30, 2010. As such, the Company excluded the impact of its potential common shares related to stock options of 4,060,000 and warrants of 4,563,625, as of September 30, 2011 in the computation of dilutive earnings per share for these periods as their effect would be anti-dilutive. Potential common shares of 4,586,539 upon conversion of preferred stock were also excluded from diluted loss per share since they were anti-dilutive.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

NOTE 2 - STOCKHOLDER’S EQUITY

Pre-Reverse Merger Transactions in 2011

Between July and August 25, 2011, Standard Gold issued a total of 1,678,612 common shares for cash consideration of $545.  Such shares are reflective of a reverse split of Standard Gold’s common stock, effective August 26, 2011, on a 1 for 3.25 basis.  All share data in the accompanying financial statements and notes have been retroactively restated to reflect the reverse split.

On August 30, 2011, Standard Gold entered into an Agreement of Conveyance, Transfer and Assignment with Aurum National Holdings Ltd. (“Aurum”),  pursuant to which the Company purchased an option held by Aurum under that certain Option to Purchase and Royalty Agreement dated as of August 13, 2009 and as amended on June 30, 2011, between Aurum and Southwest Exploration, Inc. (“Southwest”), which gave Aurum the option to purchase a 100% right, title and interest in and to certain mineral claims in Arizona known as the “Newsboy Project”.  In consideration for the assignment of the option, Standard Gold issued to Aurum and its designees an aggregate of 4,000,000 shares of its common stock.

On September 28, 2011, Standard Gold and Southwest entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims in consideration for $3,425,000, of which $500,000 was previously paid by a third party (the “Prepayment Amount”).  The balance due to Southwest on September 30, 2011 of $2,925,000 is payable on the following schedule:

(i)	on January 1, 2012, the sum of US $150,000.00; July 1, 2012 the sum of US $150,000.00;
(ii)	on January 1, 2013, the sum of US $200,000.00; July 1, 2013 the sum of US $200,000.00;
(iii)	on January 1, 2014, the sum of US $250,000.00; July 1, 2014 the sum of US $250,000.00;
(iv)	on January 1, 2015, the sum of US $300,000.00; July 1, 2015 the sum of US $300,000.00;
(v)	on January 1, 2016, the sum of US $350,000.00; July 1, 2016 the sum of US $350,000.00; and
(vi)	on January 1, 2017, the sum of US $425,000.00.

Upon the full payment of the balance of $2,925,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances.  Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona.  Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty.  To date, (and inclusive of the Prepayment Amount), a total of $500,000 has already been paid to Southwest as part of the option to purchase agreement consisting of (i) $400,000 previously paid by GRQ Consultants Inc. 401K, and which converted into an aggregate of 1,000,000 Units in the Private Placement, and (ii) $100,000 previously paid by GRQ Consultants, Inc. Defined Benefit Plan, which converted into an aggregate of 250,000 Units in the Private Placement.  These payments have been recorded as increases to mineral property on the balance sheet.

In addition to the above payments, $50,000 was paid to Southwest by a third party for additional direct costs of acquiring the mineral property which converted into an aggregate of 125,000 Units in the Private Placement. This payment is included as an increase to mineral property on the balance sheet.

Reverse Merger Transaction

On September 30, 2011, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Standard Gold, a privately held Nevada corporation, and Bullfrog Gold Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which Standard Gold merged with and into Acquisition Sub, with Standard Gold as the surviving entity, causing Standard Gold to become the Company’s wholly-owned subsidiary (the “Merger”).

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, an aggregate of 14,357,135 shares of Standard Gold’s common stock issued and outstanding immediately prior to the closing of the Merger were converted into securities of the Company based on the following breakdown: (i) 13,645,596 of the shares of Standard Gold’s outstanding common stock were converted into the right to receive an aggregate of 13,645,596 shares of the Company’s common stock on a one for one basis and (ii) an aggregate of 711,539 of the issued and outstanding shares of common stock of Standard Gold immediately prior to the closing of the Merger was converted into the right to receive an aggregate of 711,539 shares of the Company’s Series A Convertible Preferred Stock on a one for one basis (the “Series A Preferred Stock”), which is convertible into shares of the Company’s common stock on a one for one basis . In the aggregate 13,645,596 shares of the Company’s common stock were issued in the Merger to certain holders of Standard Gold’s common stock and an aggregate of 711,539 shares of Series A Preferred Stock were issued to a certain holder of Standard Gold’s common stock.

Private Placement

Following the closing of the Merger, the Company sold an aggregate of 9,127,250 units in a Private Placement (the “Private Placement”) at a per unit price of $0.40, with each unit consisting of (i) one share of the Company’s common stock (except that certain investors elected to receive in lieu of common stock, one share of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 50% of the number of shares purchased in the Private Placement at an exercise price of $0.60 per share.  The Company sold a total of 5,252,250 units consisting of common shares and a total of 3,875,000 units consisting of Series A Preferred Stock, resulting in total proceeds of $3,650,900.  The Private Placement includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement.  Net of converted debt, the Private Placement generated cash proceeds of $2,710,000.  The net proceeds were allocated based on the relative fair values of the common stock or preferred stock and the warrants on the date of issuance.  The allocated fair value of the warrants was $671,928 and the balance of the proceeds of $2,978,972 was allocated to common stock or preferred stock as applicable.  See Note 3.

Split-Off

Immediately following the closing of the Merger and the Private Placement, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred substantially all of its pre-Merger assets and liabilities to its wholly owned subsidiary, Kopr Resources Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of the Company in exchange for cancellation of an aggregate of 22,510,919 shares of the Bullfrog Gold’s pre-merger common stock held by such person (the “Split-Off”), which left 11,000,000 shares of the Company’s common stock held by persons who were stockholders of Bullfrog Gold prior to the Merger.  Of these shares, 9,000,000 shares constituted the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

As part of the reverse merger, the Company retained $13,383 of Bullfrog Gold’s pre-merger liabilities.  In addition, Bullfrog Gold owed Standard Gold $201,363 at the merger date due to its collection of proceeds from a Standard Gold note payable.  As a result of the merger, the combined $214,746 related to these balances has been recorded as a reduction in additional paid-in-capital.

After the above described transactions, there were issued and outstanding (i) 29,897,846 shares of the Company’s common stock, (ii) 4,586,539 shares of the Company’s Series A Preferred Stock and (iii) warrants to purchase 4,563,625 shares of the Company’s common stock.  Approximately 46% of the issued and outstanding shares of Common Stock are held by the former stockholders of Standard Gold and approximately 25% are held by the investors in the Private Placement.

The shares of the Company’s common stock issued to former holders of Standard Gold’s common stock in connection with the Merger, the shares of the Company’s common stock underlying the Units, the shares of the Series A Preferred Stock underlying the Units and the shares of Series A Preferred Stock issued in connection with the Merger and the warrants issued in the Private Placement were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares of common stock and shares of Series A Preferred Stock and these warrants contain a legend stating the restrictions applicable to such securities.

The Company has entered into registration rights agreements (the “Registration Rights Agreements”) with the investors in the Private Placement, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Private Placement and underlying any Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) within six (6) months (the “Filing Date”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within nine (9) months (the “Effectiveness Deadline”). The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC and provided further that the Company shall not be obligated to pay liquidated damages at any time following the one year anniversary of the Final Closing Date (as defined in the Registration Rights Agreements). For a period of 18 months following the Final Closing Date, the Company has agreed not to file any registration statement on Form S-8 with the SEC without the approval of holders of a majority of the Shares sold in the offering.

Common Stock Options

On September 30, 2011, the Company’s Board of Directors and stockholders adopted the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. The 2011 Plan has reserved 4,500,000 shares of common stock for issuance.  A summary of stock options is presented below:

Recipient	Options	Strike Price	Term
Officer	1,250,000	$0.40	10 years	(1)(3)
Officer	200,000	$0.40	10 years	(1)
Consultant	50,000	$0.40	10 years	(1)
Consultant	160,000	$0.40	10 years	(1)
Consultant	600,000	$0.40	10 years	(2)
Consultant	600,000	$0.40	10 years	(2)
Director	1,200,000	$0.40	10 years	(2)(4)
TOTAL	4,060,000

(1) Vests 25% after six months from September 30, 2011 and 25% for each additional six month period
(2) Vests in equal monthly installments from September 30, 2011 over a period of twelve months
(3) Issued to David Beling, the Company's Chief Executive Officer and President.
(4) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

Using the Black Scholes option pricing model the following assumptions were made to estimate the fair value of the stock options:

Options	Exercise Price	Volatility	Risk Free Interest Rate	Fair Value
1,660,000	$0.40	79%	1.74%	$740,950
2,400,000	$0.40	79%	1.74%	$1,071,253
4,060,000				$1,812,203

The volatility rate was estimated using volatilities of similar companies.  At September 30, 2011, there was unrecognized compensation expense related to these stock options of $1,812,203.

A summary of the stock options as of September 30, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	-	$-	-
Granted	4,060,000	0.40	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance at September 30, 2011	4,060,000	$0.40	10.0
Options exercisable at September 30, 2011	-	$-	-
Options expected to vest	4,060,000
Weighted average fair value of options granted during the period		$0.40

Convertible Preferred Stock

In August 2011, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the preferred holder.  The Series A Preferred Stock in not entitled to receive dividends and does not possess redemption rights.  The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The holders of the Company’s Series A Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

In applying current accounting standards to the financial instruments issued in the Private Placement, the Company first considered the classification of the Series A Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series A Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A Preferred Stock, it is classified as a component of stockholders’ equity. The warrants were also evaluated for purposes of classification. These financial instruments embody two features that are not consistent with the concept of stockholders’ equity. First, the exercise price of $0.60 is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices.  Second, the financial instruments extend a fair-value (defined as Black-Scholes) cash redemption right to the Investors in the event of certain fundamental transactions, certain of which are not within the control of the Company. This particular provision is a written put and current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the Warrants require classification in liability as derivative warrants. Derivative warrants are carried both initially and subsequently at fair value with changes in fair value reflected in income.

Warrant Liability Amount
Beginning balance	$--
Issuance of derivative warrants in private placement	671,928
Exercise or expiration	--
Change in fair value of warrant liability	--
Ending balance at September 30, 2011	$671,928

The derivative warrants were calculated using Black-Scholes valuation technique.  Significant inputs into this technique are as follows:

September 30, 2011
Fair market value of common stock (1)	$0.60
Exercise price	$0.60
Term (2)	3 Years
Volatility range (3)	68.5%
Risk-free rate (4)	0.50%

(1) The fair market value of the common stock was determined using the earliest common stock trading price after the merger.
(2) The term is the remaining years until expiration of warrants.
(3) The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility.
(4) The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.

Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to us, of up to 9.99%). For a period of twelve months from the date of issuance, the warrants issued in the Private Placement contain standard anti-dilution protection in the event the Company’s issues common stock at a lower per share price. The warrants may be exercised on a cashless basis in the event there is no effective registration statement registering the resale of the underlying common stock at any time after the Effectiveness Date

The second classification-related accounting consideration related to the possibility that the conversion option embedded in the Series A Preferred Stock may require classification outside of stockholders’ equity. Generally, an embedded feature in a hybrid financial instrument (such as the Series A Preferred Stock) that both meets the definition of a derivative financial instrument and is not clearly and closely related to the host contract in term of risks would require bifurcation and accounting under derivative standards. The embedded conversion option is a feature that embodies risks of equity. The Company has concluded that the Series A Preferred Stock is a contract that affords solely equity risks.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This Report contains “forward-looking statements”. The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new projects, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to maintain and develop new projects, the potential liability with respect to actions taken by our existing and past employees, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Company History

Bullfrog Gold Corp., (“Bullfrog Gold”, "the Company") was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, Bullfrog Gold's board of directors approved an Amended and Restated Certificate of Incorporation of the Company to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp." (ii) the increase in the authorized capital stock to 250,000,000 shares and (iii) the change in par value of the capital stock to $0.0001 per share. The Company is in the exploration stage of its resource business.

On March 17, 2011 the Board of Directors of Bullfrog Gold unanimously approved the reverse stock split of the Company's issued and outstanding stock as of April 4, 2011 at a ratio of 1 for 5.75.  The par value and total number of authorized shares were unaffected by the reverse stock split.  All shares and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split.

On July 19,  2011,  Bullfrog Gold's board of  directors  authorized  a  51.74495487  for one forward split of our outstanding common stock in the form of a dividend, whereby an additional  50.74495487  shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding as of July 25, 2011.  All shares and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the forward stock split.

On September 30, 2011, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Standard Gold Corp., a privately held Nevada corporation (“Standard Gold”), and Bullfrog Gold Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which Standard Gold merged with and into Acquisition Sub, with Standard Gold as the surviving entity, causing Standard Gold to become the Company’s wholly-owned subsidiary (the “Merger”).  Following the closing of the Merger the Company conducted a private placement (the “Private Placement”) pursuant to which it sold units at a per unit price of $0.40 with each unit consisting of one share of the Company’s common stock (except that certain investors elected to receive, in lieu of common stock, one share of Series A Preferred Stock), and one warrant to purchase 50% of the number of shares purchased at an exercise price of $0.60 per share.  Immediately following the closing of the Merger, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred substantially all of its pre-exchange assets and liabilities to a wholly-owned subsidiary, Kopr Resources Holdings, Inc. (“SplitCo”) and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of SplitCo to our former officer and director in exchange for the cancellation of shares of our common stock she owned.  See Note 2 in the Notes to Financial Statements for additional details concerning the reverse merger transaction.

Company Overview

We are primarily an exploration stage company engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired State Leases and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 6,860 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company has acquired two projects, as described below.

Newsboy Project, Arizona

The Newsboy Project comprises 5,240 acres of state and federal lands located 45 miles northwest of Phoenix, Arizona.  The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site and provide excellent infrastructure.  Approximately 1.2 million ounces of gold and 1 million ounces of silver have been produced within 25 miles of the Newsboy Project from several historic mines, including the Vulture, Congress, Octave and Yarnell.

In September 2011, the Company obtained the working right and option to earn a 100% interest in and to the Newsboy Project. Terms of this Agreement include the payment of $3,425,000 during the next five years plus a 2% net smelter royalty.

In addition to the main mineral zone drilled by predecessors, the Newsboy Project has nine relatively shallow priority drill targets and other secondary targets below existing drill depths. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones and collect additional environmental and technical data. Minor earthwork was completed in October to facilitate the start of confirmation and expansion drilling in early November 2011. The Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies during 2012 and soon thereafter update the historic feasibility study and environmental permit applications.

Bullfrog Gold Project

The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada.  Standard Gold acquired a 100% right, title and interest in and to 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three months ended
	9/30/11	9/30/10

Revenue	$-	$-

Operating Expenses
General and Administrative	162,517	30,190
Marketing	23,464	-

Total Operating Expenses	185,981	30,190

Net Operating Loss	(185,981)	(30,190)

Gain on Forgiveness of Debt	28,499
Interest Expense	(6,539)	(4,500)

Net Loss	$(164,021)	$(34,690)

We are still in the exploration stage and have no revenues to date.  During the three months ended September 30, 2011 we had a net loss of $164,021 compared to a net loss of $34,690 for the three months ended September 30, 2011.  The increase of $129,331 is due primarily to the filing fees for the Newsboy Project in Arizona of $12,585 and Bullfrog Project in Nevada of $22,360 and an increase in legal fees from $9,200 for the three month period ended September 30, 2010 versus $120,201 for the three month period ended September 30, 2011.  This increase of $111,001 in legal fees was due to the fees paid for legal services related to the Merger.  In addition, we incurred $23,464 in marketing expense for 2011 and zero in 2010.  As a result of the Merger all accrued interest was forgiven by the note holders and was recognized as a gain on forgiveness of debt of $28,499.

Nine Months Ended September 30, 2011 Compared to Inception January 12, 2010 Through September 30, 2010

		Inception
	Nine Months	(January 12, 2010)
	Ended	through
	9/30/11	9/30/10

Revenue	$-	$-

Operating Expenses
General and Administrative	188,278	30,190
Marketing	23,464	-

Total Operating Expenses	211,742	30,190

Net Operating Loss	(211,742)	(30,190)

Gain on Forgiveness of Debt	28,499
Interest Expense	(18,941)	(4,500)

Net Loss	$(202,184)	$(34,690)

During the nine months ended September 30, 2011 we had a net loss of $202,184 compared to a net loss of $34,690 for the period of inception (January 12, 2010) through September 20, 2010.  The increase of $167,494 is due primarily to the filing fees for the Newsboy Project in Arizona of $12,585 and Bullfrog Project in Nevada of $22,360 and an increase in legal fees of $111,000.  This increase in legal fees was due to the fees paid for legal services related to the Merger.  In addition, we incurred $23,464 in marketing expense for 2011 and zero in 2010. As a result of merger all accrued interest was forgiven by the note holders and was recognized as a gain on forgiveness of debt of $28,499.

Liquidity and Capital Resources

As a result of the Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000.  As of September 30, 2011 we did not have any debt.  Losses from operations have been incurred since inception and there is an accumulated deficit of $242,732 as of September 30, 2011. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.  We believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona along with continued exploration at the Bullfrog Gold Project in Nevada.  These funds will provide us with the opportunity for additional selective acquisitions. See Note 2 in the Notes to Financial Statements for additional details concerning the reverse merger transaction.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Recent Accounting Pronouncements

The Company does not expect the adoption of accounting pronouncements recently issued by the Financial Accounting Standards Board ("FASB") which are not yet effective to have a material impact on the Company’s results of operations, financial position or cash flow.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 12a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting, our Chief Executive Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A - RISKS FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)