Form 10-K
period 2011-12-31
Bullfrog Gold Corp.
filed 2012-02-27
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-164908

BULLFROG GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2252162
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

897 Quail Run Drive Grand Junction, CO	81505
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (970) 628-1670

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,089.66.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,897,846 shares of common stock, par value $0.0001, were outstanding on February 27, 2012.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits	36
Signatures

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K or as incorporated by reference contains “forward-looking statements” as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “could,” “might,” “plan,” “predict” or “project” or the negative of these words or other variations on these words or comparable terminology.

Such forward-looking statements include statements regarding, among other things, (1) our estimates of mineral reserves and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

Corporate History; Recent Events

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our,” “Bullfrog Gold” and “the Company” refer to Bullfrog Gold Corp, a Delaware corporation.

Bullfrog Gold Corp., (“Bullfrog Gold” or, the “Company") was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, Bullfrog Gold's board of directors approved an Amended and Restated Certificate of Incorporation of the Company to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp." (ii) the increase in the authorized capital stock to 250,000,000 shares and (iii) the change in par value of the capital stock to $0.0001 per share. The Company is in the exploration stage of its resource business.

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

We are primarily an exploration stage company engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired exploration permits on state lands and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 6,860 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired two projects, as described below.

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

In addition to the main mineral zone drilled by predecessors, the Newsboy Project has eight relatively shallow priority drill targets and other secondary targets below existing drill depths. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones and collect additional environmental and technical data. The first phase of confirmation and expansion drilling started in early November 2011 and was completed in January 2012. The Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies during 2012 and soon thereafter update the historic feasibility study and environmental permit applications.  For further details and description of the Newsboy Project, please see Item 2, Properties, herein.

Bullfrog Gold Project
The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company proposes to drill 25 holes during the last half of 2012 to test for potential mineralization that may extend from Barrick’s Montgomery-Shoshone open pit mine onto the Company’s adjacent property. For further details and description of the Bullfrog Gold Project, please see Item 2, Properties, herein.

Competition
We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of minerals. Therefore, we will likely be able to sell minerals that we are able to recover. We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as explosives or large equipment tires, and certain equipment such as bulldozers and excavators and services, such as contract drilling that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need, we may have to suspend our exploration plans until we are able to secure them.

Compliance with Government Regulation
We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the Bureau of Land Management (“BLM”) and Arizona with respect to mining claims on Federal lands and four exploration permits on Arizona state lands at the Newsboy Project.

We are required to pay annual maintenance fees to the BLM to keep our Federal lode and placer mining claims in good standing. The maintenance period begins at noon on September 1st through the following September 1st and payments are due by the first day of the maintenance period. The annual fee is $140.00 per claim. The Arizona state exploration permits currently are $6,280 per year.

Future exploration drilling on any of our properties that consist of BLM land will require us to either file a Notice of Intent or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is required for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

Research and Development

During the fiscal year ended December 31, 2011 and the period from inception until December 31, 2010, we have had no expense related to research and development.

Corporate Office
Our principal executive office is 897 Quail Run Drive, Grand Junction, CO 81505. Our main telephone number is (970) 628-1670. Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission’s website at www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

Employees
As of the date of this filing, we currently employ 2 full-time employees, including our Chief Executive Officer.  We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

Legal Proceedings
We are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

We are a new company with a short operating history and have only lost money.

Standard Gold Corp., our exploration and operating subsidiary, was formed in January 2010. Our operating history consists of starting our preliminary exploration activities. We have no income-producing activities from mining or exploration. We have already lost money because of the expenses we have incurred in acquiring the rights to explore our properties and starting our preliminary exploration activities. Exploring for gold and other minerals or resources is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold or other deposits on our properties. Because we are an exploration company, we may never achieve any meaningful revenue.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated any revenues. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Exploring for gold is an inherently speculative business.

Natural resource exploration, and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

We will need to obtain additional financing to fund our exploration program.

We do not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties. Based on results of our exploration phases and limits of only using funds raised to date, we plan to spend a minimum of $1,500,000 and up to $3,200,000 through 2012, including the costs of being a public company. We will require additional funding. We do not have any sources of funding. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and financial position. The recent high costs of fuel and other consumables may negatively impact costs of our operations. In addition, the financial crisis may limit our ability to raise capital through credit and equity markets. As discussed further below, the prices of the metals that we may produce are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

We do not know if our properties contain any gold or other minerals that can be mined at a profit.

The properties on which we have the right to explore for gold are not known to have any deposits of gold which can be mined at a profit (as to which there can be no assurance). Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

We are a junior gold exploration company with no mining operations and we may never have any mining operations in the future.

Our business is exploring for gold and to a lesser extent, other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to make any money from them unless the gold or other minerals are actually mined or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

Our business is subject to extensive environmental regulations which may make exploring for or mining prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration. This may adversely affect our financial position, which may cause you to lose your investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities). However, if we mine one or more of our properties and retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

We may be denied the government licenses and permits which we need to explore on our properties. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine our properties.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The values of our properties are subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

Our property titles may be challenged. We are not insured against any challenges, impairments or defects to our mineral claims or property titles. We have not fully verified title to our properties.

Our properties in Arizona and Nevada are comprised of two patented parcels, four State exploration permits, twelve unpatented placer claims, and one hundred and sixty nine unpatented lode claims. These unpatented claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Although the annual payments and filings for these claims, permits and patents have been maintained, we have conducted limited title search on our Newsboy and Bullfrog project properties. The uncertainty resulting from not having comprehensive title searches on the properties leaves us exposed to potential title suits. Defending any challenges to our property titles may be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future. Potential conflicts to our mineral claims are discussed in detail elsewhere herein.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

The U.S. Congress has considered proposals to amend the General Mining Law of 1872 that would have, among other things, permanently banned the sale of public land for mining. The proposed amendment would have expanded the environmental regulations to which we are subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also have imposed a royalty of  8% of gross revenue on new mining operations located on federal public land, which would have applied to substantial portions of our properties. The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we may find on our properties. While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on our business model.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other resources.

Gold exploration, and resource exploration in general, has demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climates, which could prevent or impair us from exploring our properties year round.

The local climates in Arizona and Nevada may impair or prevent us from conducting exploration activities on our properties year round. Because of their rural locations and limited infrastructure in these areas, our properties are generally impassible for several days per year as a result of significant  rain or snow events. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

We do not carry any property or casualty insurance and do not intend to carry such insurance in the future.

Our business is subject to a number of risks and hazards generally, including but not limited to adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time, nor do we intend to carry this type of insurance in the future (except that we will carry all insurances that we are required to by law, such as motor vehicle and workers compensation plus other coverage that may be in the best interest of the Company). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration and operations are often not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities which will adversely affect our financial condition.

Risks Relating to our Organization and our Common Stock

Exercise of options and warrants and/or conversion of preferred stock will dilute your percentage of ownership.

We have authorized for issuance options to purchase 4,060,000 shares of our common stock and may issue options to purchase up to an aggregate of 4,500,000 shares of common stock under our 2011 Equity Incentive Plan. We also have warrants to purchase 4,563,625 shares of our common stock issued and outstanding and 4,586,539 shares of Series A Preferred Stock outstanding which are convertible into shares of common stock on a one for one basis. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

As our business needs expand, we may need to hire a significant number of employees. This expansion may place a significant strain on our managerial and financial resources. To manage the potential growth of our operations and personnel, we will be required to:

•	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;
•	install enhanced management information systems; and
•	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Mr. Beling, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and director, and Mr. Lindsay, the Chairman of our Board of Directors. We may not be successful in attracting, assimilating and retaining our employees in the future.

As a result of the reverse merger on September 30, 2011, Standard Gold became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the reverse merger consummated on September 30, 2011, Standard Gold became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the reverse merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Standard Gold had remained privately held and did not consummate the merger.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our stock price may be volatile.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:
•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future.  Investors should not rely on an investment in our Company if they require income generated from dividends paid on our capital stock.  Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Since August 11, 2011, our common stock has been quoted for trading on the OTC Bulletin Board under the symbol BFGC.OB, and, as soon as is practicable, we intend to apply for listing of our common stock on either the NYSE Amex, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock may be affected by limited trading volume and price fluctuation which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants or upon the conversion of our Series A Preferred Stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

The Company expects to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  The Company may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company. The Company does not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, investors in the Company may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.  Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, which will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Since a small percentage of the outstanding common stock of the Company will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited factors such as thinly-traded markets, small numbers of holders, and awareness campaigns as hallmarks  of claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO for a monthly payment of $600 per month. Total rent payments for 2011 at this location was approximately $3,600 and are anticipated to be approximately $7,200 in 2012. We believe that our facilities are adequate to meet our needs for the foreseeable future.

We are primarily engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired State Exploration Permits and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 6,860 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of precious and base metals that are prospective for mining.

Bullfrog Gold Project

(1)	Location

The central part of the Bullfrog Mining District lies approximately 2-1/2 miles northwest of the town of Beatty, which is in southwestern Nevada (Figure 1). Beatty lies 116 miles northwest of Las Vegas, via U.S. Highway 95, and 93 miles south of Tonopah, also via U.S. Highway 95. The property is accessed by traveling 2 miles west from Beatty on Nevada Highway 374, which intersects the southern block of the Company’s claims. The remaining claims are accessed by traveling north for four miles on various improved and unimproved roads to the northern end of the Company’s claims.

515000
520000
4090000
4085000
N
NEVADA
Bullfrog Hills, Nevada 89003
Legend
Bullfrog Gold Corp Claims
Patented Properties
Mines Underground
Roads
Faults
Montgomery Shoshone Open Pit Mine
Rhyolite Ghost Town
Barrick Bullfrog Open Pit Mine
King Mine
National Bank Mine
Senator Stewart Mine
Denver Mine
Tramps Min
Town of Beatty
US 95 to Tonopah74
NV Hwy 374
Miles
0 0.15 0.3 0.6
BULLFROG GOLD CORP.™
AMERICA'S GOLD COMPANY
AERIAL PHOTO LAND MAP

Figure 1. Bullfrog Project Location Map

           (2) Title & Holding Requirements

On September 29, 2011, Standard Gold entered into an Amended and Restated Agreement of Conveyance, Transfer and Assignment with Bullfrog Holdings, Inc. and NPX Metals, Inc., pursuant to which Standard Gold acquired 100% right, title and interest in and to certain mineral claims known as the “Bullfrog Project” in consideration for 923,077 (post-reverse split on a 1 for 3.25 basis) shares of Standard Gold’s common stock which were issued to NPX Metals, Inc. and a 3% Net Smelter Royalty in the Bullfrog Project to Bullfrog Holdings, Inc. To retain the property, the Company must pay the annual claim maintenance fees and file a Notice of Intent to Hold with the BLM and Nye County, Nevada. The Company must also pay the county taxes on the two patented properties.

(3) History

In 1904 the Original Bullfrog and Montgomery-Shoshone mines were discovered by local prospectors. Prospecting activity was widespread over the Bullfrog Hills, and encompassed a 200 square mile area but centered within a two mile radius around the town of Rhyolite. The Montgomery-Shoshone mine reportedly produced about 94,000 ounces of gold prior to its closure in 1911, but there was no significant production from the other mines. Mines in the district were sporadically worked from 1911 through 1941.

With the rise of precious metal prices in the early 1970's, the Bullfrog District again underwent intense prospecting and exploration activity for gold as well as uranium. Companies exploring the area included Texas Gas Exploration, Inc., Phillips Uranium, Tenneco /Copper Range, U.S. Borax, Western States Minerals, Rayrock, St. Joe American and successors Bond, Lac and Barrick Minerals, Noranda, Angst Mining Company, Placer Dome, Lac-Sunshine Mining Company Joint Venture, Homestake, and others. In addition to these major companies, several junior mining companies and individuals were involved as prospectors, promoters and owners. These scientific investigations yielded a new deposit model for gold ore bodies in the Bullfrog District. The identification and understanding of the detachment fault system led to significant changes in exploration program techniques, focus, and success. The discovery of the Bullfrog deposit was the direct result of reevaluation of the area and the development of the dilatant zone ore deposit model.

In 1982 St. Joe American, Inc. initiated drilling in the Montgomery-Shoshone mine area. By 1986, sixty holes had been drilled and a mineral inventory was defined. Subsequent drilling outlined a reported 2.9 million ounces of gold equivalent in the Bullfrog deposit. A series of corporate takeovers went from St. Joe, to Bond Gold, to Lac Minerals and eventually to Barrick Minerals. Production started in 1989 and recovered approximately 200,000 ounces of gold annually from a conventional, 8,000 ton/day cyanidation mill mainly fed from open pit operations and later supplemented with underground production. Barrick discontinued production operations in 1999 and completed reclamation in 2003. Thereafter several groups continued exploration on a limited basis.

(4) Property Status and Plans

The Montgomery-Shoshone open pit mine remains open for possible access to additional mineralization that may occur on the Company’s adjacent property to the northeast of Barrick’s pit limit. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to start by the end of 2012.  Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 1,620 acres but contain no known reserves and no plant or equipment. Electric power is available within two to five miles of the Company’s property.

(5) Geology

The Bullfrog Hills, in which the Bullfrog Project is located, are characterized by a complex geologic environment. The Hills are composed of complexly folded and faulted Tertiary volcanic rocks overlying a basement core complex of Paleozoic sedimentary and metamorphic rocks. The geologic structure is distinguished by widespread detachment faulting associated with tectonic events that formed the Basin and Range Geomorphic Province. The Bullfrog area mineral deposits occupy dilatant zones caused by tension faulting associated with the large detachment fault underlying the area. This detachment displacement and tension faulting resulted in the fracturing of brittle volcanic rocks that then became a suitable conduit for the movement of mineralizing hydrothermal fluids. This fracturing and fluid movement allowed for the saturation of a large volume of rock with mineral bearing solutions. The structural framework of the area also shows that classic strike slip faulting associated with movement of the upper plate of the detachment fault caused north south tension fractures and additional dilatant zones. It appears that the historic Barrick Bullfrog and Montgomery-Shoshone ore bodies were formed in either separate dilatant zones or the same zone which was subsequently dissected and displaced by tension faulting. There is compelling evidence that other dilatant zones, perhaps a continuation of the Bullfrog Mine dilatant zone, continue toward the north. Much technical work has been completed by government as well as private entities in the district since the early 1970's. This work includes geophysics, airborne radiometric surveys, geologic mapping, drilling and geochemistry.

Newsboy Gold Project

(1)	Location

The Newsboy Gold Project is located in the Vulture Mountains of Arizona and consists of approximately 5,240 acres of state and federal lands located 45 miles northwest of the City of Phoenix, Arizona in Maricopa County. The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site. The Project is accessed by traveling on paved and gravel roads for 3 miles due west of Morristown. This route includes an unimproved crossing of the Hassayampa River, which flows a few days per year after severe rain storms. The Newsboy Project is located close to several well-known historical gold mines including: the Vulture, Congress and Yarnell mines.

ARIZONA
N
US 60 To Wickenburg
US 60 To Phoenix
QUEEN SPAR
WEST END
GOOD LUCK
AMBLY
MAMMOTH SPAR
FLUORSPAR OCCURRENCE
QUEEN OF SHEBA
EL CENTINILLO
TOUGH NUT GROUP
WOLF
FLAMINGO 2
UNKNOWN-TWO SHAFTS
COMEBACK CLAIMS
CHARBONNEAU CLAY
UNKNOWN TWO PROSPECTS
UNKNOWN SHAFT UNKNOWN MINE
GRAVEL PIT
EL TIGRE
Maricopa
UNKNOWN-SHAFT AND PROSPECT
MONTEZUMA-M.S.#2060
IDAHO GROUP
STOCKTON CLAIM
UNKNOWN-TWO SHAFTS
NEWSBOY
UNKNOWN PROSPECT
CACTUS QUEEN
TEXAS QUEEN
UNKNOWN-TWO SHAFTS
UNKNOWN SHAFT
UNKNOWN SHAFT
Bullfrog Gold Holdings (Claims)
Bullfrog Gold Holdings (State Leases)
Mines Underground
BULLFROG GOLD CORP.™
AMERICA'S GOLD COMPANY
AERIAL PHOTO LAND MAP
340000
342000
344000
346000
348000
3750000
3748000
3746000
3744000

Figure 2.  Newsboy Project Location Map

(2)	Title & Holding Requirements

On August 30, 2011, Standard Gold entered into an Agreement of Conveyance, Transfer and Assignment with Aurum National Holdings Ltd. (“Aurum”), pursuant to which Standard Gold purchased an option held by Aurum under that certain Option to Purchase and Royalty Agreement dated as of August 13, 2009 and as amended on June 30, 2011, between Aurum and Southwest Exploration, Inc. (“Southwest”), which gave Aurum the option to purchase a 100% right, title and interest in and to certain mineral claims known as the “Newsboy Project”. In consideration for the assignment of the option, Standard Gold issued to Aurum and its designees an aggregate of 4,000,000 (post-reverse split) shares of its common stock.

On September 28, 2011, Standard Gold and Southwest entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims. In order to maintain the working right and option, Standard Gold is obligated to pay Southwest an aggregate of $3,425,000. $500,000 has previously been paid by a third party. The balance of $2,925,000 is payable on the following schedule:

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

The first option payment of $150,000 was paid in December 2011. Upon the full payment of the $2,775,000 balance, the option will be considered automatically exercised and Standard Gold will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, Standard Gold is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the BLM and Maricopa County. The Company must also make annual payments for the lands under exploration permits from the State of Arizona.

(3)	History

Recorded historic mining activity is limited to a mineralized breccia exposed in the central zone of the deposit. Miscellaneous workings dating from 1915 include adits, a raise, a winze, trenches and an irregular inclined shaft. From 1940 to 1941 an estimated 11,000 tons of ore was shipped as flux to smelters in Arizona. The average grade of this material was 0.07 ounces of gold and 8.1 ounces of silver per ton. Several smaller prospects consisting of shafts, adits and shallow pits (likely of limited production) are scattered throughout the Project.

During the 1980’s several junior mining companies conducted evaluation work on the Project. In 1985 a 22-hole (4,170 feet) rotary percussion drill program by the Checkmate Resources Ltd. /Little Bear Resources Ltd. joint venture (“CLB”). Subsequently, Westmont Mining Company (“Westmont” or “WMC”) recovered and assayed duplicate samples from the CLB holes. Westmont secured title to the Project and in 1987 began a program of geologic mapping, aerial photography and photogrammetry, rock chip sampling of outcrops and 83 reverse circulation drill holes totaling 19,080 feet. In 1989 Lupine Minerals Corporation (“LM”) secured a joint venture with Westmont and drilled 19 additional reverse circulation holes totaling 4,530 feet. By the end of 1989 a total of 102 holes (23,610 feet) had been drilled on the Project.

During 1990 and 1991, Newsboy Gold Mining Company (NGMC), a 100% owned subsidiary of the Australian listed Pima Mining NL executed a purchase option on the Newsboy Project from Westmont. NGMC drilled 12 diamond core holes (1,681 feet), 40 reverse circulation holes (6,560 feet), conducted metallurgical test work, re-interpreted the geology and completed resource/reserve and mine planning studies. NGMC also completed the following studies in 1991 and 1992 in preparation for mining the Newsboy Project:

•	Feasibility Study from Signet Engineering Pty Ltd. of Perth, Australia;
•	Metallurgical Study from Kappes, Cassiday & Associates of Reno, Nevada;
•	Resource and Reserve Calculation from Computer Aided Geoscience Pty. Ltd. of Sydney, Australia;
•	Environmental Assessment from Fletcher Associates;
•	Arizona Aquifer Protection by Lyntek Inc. Harding Lawson Associates, Water Resources Associates Inc.;
•	Socioeconomic Impact of the Newsboy Gold Mine from the Western Economic Analysis Center;
•	Mining Plan of Operations by Lyntek Inc. Harding Lawson Associates;
•	Due Diligence Review of Newsboy Gold Project by Pincock, Allen & Holt Inc. (“PAH”); and,
•	Newsboy Gold Project, Plan of Execution by Signet Engineering.

A total of 31,851 feet of drilling has been completed on the Newsboy Project over five programs at an expenditure of more than $5 million.

Year	Operator	Drill Method	No. Holes	Total Footage
1987	WMC	RC	29	5,910
1988	WMC	RC	54	13,170
1989	LM/WMC	RC	19	4,530
1990	NGMC	DD	12	1,681
1992	NGMC	RC	40	6,560
Total			154	31,851

Metallurgical test work by Kappes, Cassiday and Associates (“KCA”) in 1991, has shown gold and silver recoveries on cyanide bottle roll tests of 91% and 20% respectively on samples ground to 80% passing 100 mesh. Further testing may find ways to increase silver recoveries. Cyanide and lime consumptions were low, ranging from 0.07 to 0.38 pounds per ton for cyanide and 1.3 to 2.3 pounds per ton for hydrated lime. KCA concluded that “the ore is fairly clean and free of cyanicides”.

In 1991 a feasibility study was completed for a 600,000 ton per annum processing plant for the Newsboy Project. The report included design criteria for the Newsboy Project including metallurgical test work, equipment lists, mass balance flow sheet consistent with the design criteria,, layouts, process description with proposed equipment and plant operation, infrastructure review, mine plan, development capital, operating costs and a project schedule.

The feasibility study concluded that ore could be economically processed at a rate of 600,000 ton per annum at a mineable grade of 0.05 ounces of gold and 1.4 ounces of silver per ton at an average strip ratio of 3.6:1. Anticipated recoveries, based on the metallurgical studies, were projected at 90% for gold and 20% for silver for a proposed production rate of 27,000 ounces of gold and 168,000 ounces of silver per year. By the late 1990’s NGMC abandoned the property due to low gold prices and other adverse conditions.

From September 2008 to August 2009 Southwest acquired the Newsboy Project by staking 44 lode claims (880 acres) and 12 placer claims (1,920 acres). Four separate state leases (1,520 acres) were also acquired. Southwest evaluated the geology, drilling, workings, survey control and access, and collected 33 samples. Of these samples, 10 assayed at or above the gold cut-off range of 0.8 ppm. In 2009 and 2010 an additional 46 lode claims were staked.

(4)	Property Status and Plans

The Company’s property contains no known reserves and no plant or equipment. Electric power is available approximately 3 miles from the Company’s property. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand existing mineralized zones and collect additional environmental data. The first phase drilling of 24 holes was started in November 2011 and completed at the end of January 2012. After sufficient additional drilling is completed during 2012, the Company intends to update the historic feasibility study and environmental permit applications and advance the project toward development.

(5)	Geology

The Newsboy Project is an epithermal gold deposit and is one of several gold deposits that occur within a broad mineral belt that sweeps across the southwestern half of Arizona. The Project area is located within the Basin and Range Province of Central Arizona. Tertiary volcanic and sedimentary sequences rest unconformably on Proterozoic metamorphic and granitic rocks. Middle Miocene faulting has dissected the tertiary sequences into a series of north-northwest homoclines that dip to the northeast.

The gold and silver mineralization at the Newsboy Project occurs in a shallow dipping, major brecciated shear zone referred to as the Newsboy Fault, which forms the local unconformable contact between the overlying brittle Tertiary volcanics and underlying Proterozoic metamorphic basement rocks. This contact is a shallow dipping, blanket-like breccia ranging from 50 feet to 120 feet thick. The deposit is cut by a series of northwest trending high angle faults, resulting in the Newsboy ore body being progressively down dropped to the east. The deposit is terminated on the west by one of these high angle faults, referred to as the “Wash Fault” but is open to the north, south and down dip.

Mineralization occurs in veins of white to light green banded quartz and is very low in sulphide minerals. The gold and silver appear to have been introduced into the breccia with silica by a series of low temperature epithermal pulses of mineralized fluids partially filled open spaced fractures. Extensive silicification accompanied mineralization and has been later overprinted by black, manganiferous calcite veining. The gold deposition is surrounded by intense oxidizing hydrothermal activity that has altered the rhyolitic rocks to various assemblages of quartz, alunite and kaolinite.

The Newsboy breccia mineralization is exposed in Wash Fault which marks the western boundary of the ore body. Elsewhere, Quaternary sediments, up to 60 feet in depth, cover the breccia.

ITEM 3 - LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded since October 17, 2011 on the OTC Bulletin Board.  Our common stock is quoted under the symbol “BFGC.OB.” Prior to that, our common stock was quoted under the symbol “KOPR.OB” and had no trading activity.  The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2011	High	Low
Period from October 17, 2011 to December 31, 2011	$0.95	$0.60

Holders

On February 24, 2012, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.80 per share. On February 27, 2012, we had approximately 90 holders of record of common stock.  As of February 27, 2012,  29,897,846 shares of our common stock were issued and outstanding and 4,586,539 shares of preferred stock were issued and outstanding.  As of February 27, 2012, we had outstanding warrants to purchase  4,563,625 shares of common stock and outstanding options to purchase 4,060,000 shares of common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, our board adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. Upon the closing of the merger, we authorized for issuance under the 2011 Equity Incentive Plan options to purchase an aggregate of 4,060,000 shares of our common stock at an exercise price of $0.40 per share, of which options to purchase 1,250,000 shares were issued to Mr. Beling, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and a director, options to purchase 1,200,000 shares were issued to Mr. Lindsay, the Chairman of our board of directors, and options to purchase 1,610,000 shares were issued to certain consultants and employees of the Company.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,060,000	$0.40	440,000
Equity compensation plans not approved by security holders	0	0	0
Total	4,060,000	$0.40	440,000

Unregistered Sales of Equity Securities

Sales by Standard Gold

In January 2010, Standard Gold issued 923,077 (post-reverse split on 1 for 3.25 basis) shares to NPX Metals, Inc. under the terms of that certain Agreement of Conveyance, Transfer and Assignment with Bullfrog Holdings, Inc. and NPX Metals, Inc., as amended and restated, in consideration for the rights and title to the Bullfrog Gold mining claim.

Between February 2010 and August 2011, Standard Gold sold an aggregate of 9,434,058 (post-reverse split on 1 for 3.25 basis) shares of common stock at a per share purchase price of $0.0001 to approximately 42 subscribers.

On August 30, 2011, Standard Gold issued 4,000,000 (post-reverse split on 1 for 3.25 basis) shares of common stock to Aurum and its designees in consideration for the assignment of Aurum’s option to purchase under Aurum’s Option to Purchase and Royalty Agreement with Southwest, as further described herein.

On December 23, 2010, Standard Gold issued a $30,800 unsecured note to Copper Eagle, Inc. The note was payable within five days of demand and bore interest at the rate of 18% per annum. The proceeds of the note were used to repay a previous loan from PhytoMedical Technologies, Inc. in the amount of $30,000 with an additional $800 of accrued interest.

A note payable, dated June 21, 2010, in the amount of $100,000 was issued to Matchpoint International Limited. The unsecured note was payable on demand and bore interest at the rate of 18% per annum.

A note payable, dated April 8, 2011, in the amount of $10,100 was issued to Lindsay Capital Corp. The unsecured note was payable on demand and bore interest at the rate of 18% per annum. The proceeds of the note were used to pay audit fees for the period ending December 31, 2010. An officer of Lindsay Capital Corp. is also an officer of Standard Gold.

The sales of the securities discussed above were made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The shares were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Sales by Bullfrog Gold Corp.

On July 23, 2007, the Company issued 1,500 shares of common stock to Andrea Schlectman, for total proceeds of $10,000.

On June 1, 2008, the Company issued 2,500,000 shares of common stock to Andrea Schlectman for total proceeds of $5,000.

On June 17, 2010 the Company issued 1,000,000 shares of common stock to 30 subscribers for total proceeds of $10,000.

On August 12, 2011, the Company sold an aggregate of 2,000,000 shares of common stock to the Beling Family Trust for an aggregate purchase price of $200. David Beling, the Company’s President, Chief Executive Officer, Chief Financial Officer and Director, holds voting and dispositive power over the shares held by the Beling Family Trust.

On August 30, 2011, the Company sold a convertible promissory note in the principal amount of $150,000 to Barry Honig.

On September 30, 2011, the Company entered into subscription agreements (the “Agreements”) with certain investors (the “Investors”) whereby it sold an aggregate of 9,127,250 units (the “Units”), at a purchase price $0.40 per Unit for an aggregate purchase price of $3,650,900 (the “Private Placement”). As part of the Private Placement (and inclusive in the foregoing), the Company (i) exchanged the bridge note in the aggregate principal amount of $150,000 issued by the Company to Barry Honig on a dollar for dollar basis into 375,000 Units in the Private Placement, (ii) converted an aggregate of $140,900 principal amount of promissory notes issued by Standard Gold into an aggregate of 352,250 Units in the Private Placement, (iii) converted an aggregate of $550,000 of debt and advances to Standard Gold on a dollar for dollar basis into an aggregate of 1,375,000 Units in the Private Placement and (iv) exchanged an aggregate of $100,000 of debt owed for consulting services provided to the Company, on a dollar for dollar basis, into an aggregate of 250,000 Units in the Private Placement. Each Unit consists of: (i) one share of the Company’s common stock, par value $0.0001 per share (except, at the election of any purchaser who would, as a result of purchase of Units, become a beneficial owner of five (5%) percent or greater of the outstanding Common Stock of the Company, the Units consisted of (in lieu of one share of Common Stock) one share of the Company’s Series A Preferred Stock, par value $0.0001 per share which is convertible into one share of Common Stock) and (ii) a three (3) year warrant to purchase 50% percent of the number of shares purchased in the Private Placement at a per share exercise price of $0.60. An aggregate of 3,875,000 Units consist of Series A Preferred Stock.

On September 30, 2011, our board adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. Upon the closing of the Merger, we authorized for issuance under the 2011 Equity Incentive Plan options to purchase an aggregate of 4,060,000 shares of our common stock at an exercise price of $0.40 per share, of which options to purchase 1,250,000 shares were issued to Mr. Beling, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and a director, options to purchase 1,200,000 shares were issued to Mr. Lindsay, the Chairman of our board of directors, and options to purchase 1,610,000 shares were issued to certain consultants and employees of the Company.

The sales of the securities discussed above were made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The shares were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2011 Compared to Period from Inception (January 12, 2010) Through December 31, 2010

		Inception
	Year	(January 12, 2010)
	Ended	through
	12/31/11	12/31/10

Revenue	$-	$-
Operating Expenses
General and Administrative	608,750	19,130
Exploration Costs	127,336	11,060
Marketing	374,853	-
Total Operating Expenses	1,110,939	30,190
Net Operating Loss	(1,110,939)	(30,190)
Gain on Forgiveness of Debt	28,499	-
Interest Expense	(18,941)	(10,358)
Revaluation of Warrant Liability	(1,689,997)	-
Net Loss	$(2,791,378)	$(40,548)

We are still in the exploration stage and have no revenues to date.

During the twelve months ended December 31, 2011 we had a net loss of $2,791,378 compared to a net loss of $40,548 for the period from inception (January 12, 2010) through December 31, 2010. The increase of $2,750,830 is due primarily to:
1.	General and Administrative variances due to the following:
a.	Filing fees for the Newsboy Project in Arizona of $12,585 and Bullfrog Project in Nevada of $22,360 were paid in 2011 compared to $5,260 in 2010.
b.
Professional fees (legal, accounting and other) of approximately $238,000 in 2011. This increase in professional fees was mainly due to the legal services related to the reverse merger.  In addition, there are added expenses for professional services as a result of being a publicly traded company.  The professional fees in 2010 were $11,600.

c.
The employment of two individuals in addition to the retention of project consultants working for the Company, resulting in payroll and consulting fees of approximately $144,000 in 2011 compared to $0 in 2010.

d.
Stock-based compensation of approximately $156,000 is a result of the 2011 Equity Incentive Plan.  See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

2.
Marketing expenses in 2011 of approximately $375,000 related to website development and investor relations.  Also included is stock-based compensation for marketing consultants of approximately $237,000; there were no marketing expenses in 2010.  See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

3.
The Revaluation of Warrant Liability of $1,689,997 in 2011 resulting from warrants issued as part of the private placement.  See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

4.	The forgiveness of all accrued interest by the note holders in 2011 in conjunction with the reverse merger which was recognized as a gain on forgiveness of debt of $28,499.

Liquidity and Capital Resources

As a result of the private placement of our securities with gross proceeds to us of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of December 31, 2011 we did not have any debt. Losses from operations have been incurred since inception and there is an accumulated deficit of $2,831,926 as of December 31, 2011. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona along with continued exploration at the Bullfrog Gold Project in Nevada. These funds will provide us with the opportunity for additional selective acquisitions. See Note 2 in the Notes to the Consolidated Financial Statements for additional details concerning the reverse merger transaction.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements appear beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer, who also serves as the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  We believe that our financial statements for the year ended December 31, 2011 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Our auditors discovered material misstatements that required adjustments to Standard Gold’s financial statements for the period prior to our acquisition from January 12, 2010 (inception) to December 31, 2010.  These misstatements were corrected prior to filing our 8-K on October 6, 2011 and did not require any restatement of our reported results of operations or financial information.  As a result, the auditors reported a material weakness to the Board of Directors of Standard Gold Corp.  The audit adjustments were changes to the recorded value of mineral property, cash balances and interest expense.  As a result of the merger on September 30, 2011, new management was hired including a CFO and Vice President of Finance and Administration.  During the quarter ended December 31, 2011, the new management has instituted better review controls and hired external consultants.  Management believes these new controls remediate the material weakness that existed at December 31, 2010.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 31, 2011, and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	70	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	61	Chairman

David Beling

Mr. Beling, 70, was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 27, 2011.  Mr. Beling has been a management consultant with D C Beling & Associates, LLC since January 1, 2011 and was Executive Vice President and Chief Operating Officer of Geovic Mining Corp. (TSXV) from January 1, 2004 through December 31, 2010. Mr. Beling has served as a member of the board of directors of Quantum Rare Earths Dev. Corp (TSXV) since June 6, 2011. Mr. Beling was a member of the Boards of Directors of Coyote Resources, Inc. (OTCBB) from March 17, 2011 until September 2011, Romarco Minerals, Inc. (TSX) until September 2009 and Rare Element Resources (TSXV) until March 2008. Mr. Beling was the President and COO of AZCO Mining Inc. (TSXV: AMEX) from 1992 through 1996 and the Senior Vice President of Hycroft Resources & Dev. Inc. (VSX) from 1987 until 1992. He previously worked for several major US and junior Canadian mining companies. Mr. Beling was chosen as a director of the Company based on his 47 years of professional, management and executive experience in the mining industry, particularly with the evaluation, development and production of several precious metal projects.

Alan Lindsay

Mr. Lindsay was appointed as the Company’s Chairman on July 27, 2011.  Mr. Lindsay is the co-founder of Uranium Energy Corp. and served as its Chairman of the Company since December 2005. He is also a founder of MIV Therapeutics Inc. ("MIVT") and from 2001 to January 2008 served as the Chairman, President and CEO. Mr. Lindsay was a founder of AZCO Mining and served as chairman, president and CEO of AZCO from 1992 to 2000. AZCO was listed on the Toronto and American Stock Exchanges. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with gold discoveries. Mr. Lindsay was chairman of TapImmune from 2007 to 2009 and helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia. Mr. Lindsay was a Director of Strategic American Oil Corporation from 2007-2010. Mr. Lindsay served on the board of directors of Hana Mining Ltd. from 2005 to 2008. Mr. Lindsay was chosen to be a director of the Company based on his general industry experience.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

Except as set forth in the director and officer biographies above, to the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our securities to file reports of change of ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all 16(a) forms they file.

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2011 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Code of Ethics

We have adopted a code of ethics, which is available at our website or upon request to management.   Our Code of Ethics is attached as an exhibit to this Annual Report as Exhibit 14.1.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2011.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee. Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company and its shareholders to separate these roles. Mr. Beling is our President, Chief Executive Officer and Chief Financial Officer. Mr. Lindsay is the Chairman of our Board of Directors. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it allows us to separate the strategic and oversight roles within our board structure.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Director Independence

We currently have two directors serving on our Board of Directors, Mr. David Beling and Mr. Alan Lindsay.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE AMEX, Mr. Lindsay would be considered an independent director of the Company.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. Mr. David Beling, a director and our President and Chief Executive Officer, works closely together with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. The Board focuses on these key risks and interfaces with management on seeking solutions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (1)	2011	$83,333	$16,667	--	$557,994	--	--	--	$657,994
	2010	--	--	--	--	--	--	--	--
Andrea Schlectman (2)	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--
Joshua Bleak (3)	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--
___________

*	Stock awards represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(1)	Appointed on July 27, 2011. Salary and bonus for the period August through December 2011.
(2)	Resigned on July 27, 2011
(3)	Chief Executive Officer of Standard Gold Corp. from January 12, 2010 until October 26, 2012

Outstanding Equity Awards At Year End December 31, 2011

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)

David Beling	250,000	1,000,000	$0.40	09/30/2021	1,000,000

Stock Incentive Plan

On September 30, 2011, our board adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. Upon the closing of the Merger, we authorized for issuance under the 2011 Equity Incentive Plan options to purchase an aggregate of 4,060,000 shares of our common stock at an exercise price of $0.40 per share, of which options to purchase 1,250,000 shares were issued to Mr. Beling, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and a director, options to purchase 1,200,000 shares were issued to Mr. Lindsay, the Chairman of our board of directors, and options to purchase 1,610,000 shares were issued to certain consultants and employees of the Company.

Employment Agreements

On September 30, 2011, we entered into an employment agreement with David Beling pursuant to which Mr. Beling would serve as our President and Chief Executive Officer for a period of two years in consideration for an annual salary of $200,000 and options to purchase an aggregate of 1,250,000 shares of the Company’s common stock at a strike price of $0.40 per share. The term of the option is ten years and vest 20% on the following schedule:

Date Installment Becomes Exercisable
December 19, 2011
March 31, 2012
September 30, 2012
March 31, 2013
September 30, 2013

Mr. Beling received a signing bonus of $16,667.

Upon termination of Mr. Beling’s employment prior to expiration of the Employment Period (unless Mr. Beling’s employment is terminated for Cause or Mr. Beling terminates his employment without Good Reason) (as such terms are defined in Mr. Beling’s employment agreement), Mr. Beling shall be entitled to receive any and all reasonable expenses paid or incurred by Mr. Beling in connection with and related to the performance of his duties and responsibilities for the Company during the period ending on the termination date, any accrued but unused vacation time through the termination date in accordance with Company policy and an amount equal to Mr. Beling’s base salary and annual bonus during the prior 12 months.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of February 27, 2012 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Bullfrog Gold Corp, 897 Quail Run Drive, Grand Junction, CO 81505. Shares of common stock subject to options, warrants, conversion rights or other rights currently exercisable or exercisable within 60 days of February 27, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.  The percentage ownership shown in such table is based upon the 29,897,846 shares that were issued and outstanding on February 27, 2012.

Name and Address	Shares Owned	Percentage

David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	2,700,000	8.8
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	1,588,859	5.2
Derrick Townsend (3) 1501 1228 Marinaside Cres Vancouver, BC V6Z2W4	2,435,096	8.1
Sandor Capital Master Fund, LP (4) 4828 Routh St #500 Dallas, TX 75201	1,757,135	5.9
Lindsay Capital Corp. (5) 802 Grand Pavillion Commercial Centre West Bay Road Grand Cayman, Cayman Islands KY1-1204	1,873,977	6.2
Matchpoint International (6) Palm Grove House Road Town British Virgin Islands	1,588,462	5.3

All executive officers and directors as a group (2 persons) (1) (2)	4,288,859	14

(1)
Represents 2,200,000 shares held by the Beling Family Trust of which David Beling has voting and dispositive power and options to purchase 500,000 shares of common stock at $.40 per share which are vested and may be exercised within 60 days. Excludes options to purchase 750,000 shares at $0.40 per share which are not exercisable within 60 days.  Excludes Warrants to purchase 100,000 shares of the Company's common stock at $0.60 per share, issued to the Beling Family Trust in the Private Placement. The Warrants may not be exercised and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock, unless the Company receives a written waiver of such provision in accordance with the terms of the Warrant. The number of shares reflected in the Beneficial Ownership Table is limited accordingly.

(2)
Represents 1,108,859 shares of common stock, including 151,874 shares of common stock held by Mr. Lindsay’s wife.  Includes options to purchase 480,000 shares of common stock exercisable at $0.40 per share which are exercisable within 60 days.  Excludes options to purchase 720,000 shares of common stock which are not exercisable within 60 days.

(3)
Represents 2,195,096 shares of common stock and options to purchase 240,000 shares of the Company’s common stock exercisable at $0.40 per share and which are exercisable within 60 days.  Excludes options to purchase 360,000 shares of common stock which are not exercisable within 60 days.  Excludes warrants to purchase 62,500 shares of common stock. The Warrants may not be exercised and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock, unless the Company receives a written waiver of such provision in accordance with the terms of the Warrant. The number of shares reflected in the Beneficial Ownership Table is limited accordingly.

(4)
John Lemak holds voting and dispositive power over shares held by Sandor Capital Master Fund LP. Excludes warrants to purchase 625,000 shares of the Company's common stock at $0.60 per share. The Warrants may not be exercised and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock, unless the Company receives a written waiver of such provision in accordance with the terms of the Warrant. The number of shares reflected in the Beneficial Ownership Table is limited accordingly.

(5)
Oliver Lindsay holds voting and dispositive power over shares held by Lindsay Capital Corp. represents 1,633,977 shares of common stock and options to purchase 240,000 shares of the Company’s common stock exercisable at $0.40 per share and which are exercisable within 60 days.  Excludes options to purchase 360,000 shares of common stock which are not exercisable within 60 days.  Does not include 687,500 shares of Series A Preferred Stock or warrants to purchase 356,375 shares of common stock at $0.60 per share. The Warrants and the Preferred Stock may not be exercised or converted, as the case may be, and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise or conversion (as the case may be) exceeds 4.99% of the issued and outstanding shares of common stock unless the Company receives a written waiver of such provision in accordance with the terms of the Warrant or the Series A Certificate of Designation. The number of shares reflected in the Beneficial Ownership Table is limited accordingly.

(6)
Kent Limited holds voting and dispositive power over shares held by Matchpoint International Limited. Excludes warrants to purchase 125,000 shares of the Company's common stock at $0.60 per share. The Warrants may not be exercised and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock, unless the Company receives a written waiver of such provision in accordance with the terms of the Warrant. The number of shares reflected in the Beneficial Ownership Table is limited accordingly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Bullfrog Gold Corp.
On September 25, 2007, 1,500 shares were issued to Andrea Schlectman, our then President, Principal Executive Officer, Principal Financial Officer and Director, in connection with the organization of the Company.

On June 1, 2008, 2,500,000 shares were issued to Andrea Schlectman as reimbursement for Ms. Schlectman's payment of $5,000 on behalf of the Company for its mining claim.

Ms. Schlectman made certain loans to the Company which were interest free and bore no specific terms for repayment. As of July 31, 2011, the balance due on the loans was $56,500. The Company was relieved of any obligation to pay the foregoing loan pursuant to the Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of September 30, 2011.

On August 12, 2011, the Company sold an aggregate of 2,000,000 shares of common stock to the Beling Family Trust, of which David Beling, our President, Chief Executive President, Chief Financial Officer and Director, holds voting and dispositive power, for an aggregate purchase price of $200.

On September 30, 2011, the Beling Family Trust, of which David Beling, our President, Chief Executive President, Chief Financial Officer and Director holds voting and dispositive power, purchased 200,000 Units in the Private Placement.

Pursuant to Mr. Beling’s employment contract with the Company, the Company will reimburse Mr. Beling $600 per month for space used for the Company’s current principal executive office.

Standard Gold Corp.
A note payable, dated April 8, 2011, in the amount of $10,100 was issued to Lindsay Capital Corp. The unsecured note was payable on demand and bore interest at the rate of 18% per annum. The proceeds of the note were used to pay audit fees for the period ending December 31, 2010. An officer of Lindsay Capital Corp., Oliver Lindsay, is also the Executive Vice President of Standard Gold.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended 2011 and 2010, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $12,448 and $0, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2011 and 2010, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, there were no fees billed for tax compliance services. There was no tax-planning advice provided in 2011 or 2010.

All Other Fees

For the fiscal years ended December 31, 2011 and 2010, there were no fees billed for services other than services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements and supporting schedules.

(a)(3)	Exhibits:
Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.

2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.

3.1	(2)	Amended and Restated Certificate of Incorporation

3.2	(2)	Amended and Restated Bylaws

10.1	(1)	Form of Subscription Agreement

10.2	(1)	Form of Registration Rights Agreement

10.3	(1)	Form of Warrant

10.4	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation

10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)

10.6	(1)	Stock Purchase Agreement (Split-off)

10.7	(1)	Form of Directors and Officers Indemnification Agreement

10.8	(1)	Bullfrog Gold Corp. 2011 Equity Incentive Plan

10.9	(1)	Form of 2011 Incentive Stock Option Agreement

10.10	(1)	Form of 2011 Non-Qualified Stock Option Agreement

10.11	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd

10.12	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.

10.13	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.

10.14	(1)	Promissory Note

14.1	*	Code of Ethics

21	(1)	List of Subsidiaries

31	*	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101  Financial Statements from the Annual Report of the Company for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2011, (ii) the Consolidated Statements of Operations for the Fiscal Year Ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Stockholder’ Equity (Deficit) for the Fiscal Year Ended December 31, 2011 and December 31, 2010, (iv) the Consolidated Statement of Cash Flows for the Fiscal Year Ended December 31, 2011 and December 31, 2010, (iv) the Notes to the Consolidated Financial Statements tagged as blocks of texts

EX-101.INS

XBRL INSTANCE DOCUMENT

EX-101.SCH

XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL

XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF

XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB

XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE

XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on October 6, 2011
(2)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2011

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2012	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER, AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)	February 27, 2012
DAVID BELING	AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	February 27, 2012
ALAN LINDSAY

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bullfrog Gold Corp.
Grand Junction, CO

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiary ("the Company") (an exploration stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2011, the period from January 12, 2010 (inception) through December 31, 2010, and for the cumulative period from January 12, 2010 (inception) to December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullfrog Gold Corp. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011, the period from January 12, 2010 (inception) through December 31, 2010, and for the cumulative period from January 12, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 27, 2012

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

Assets	12/31/11	12/31/10

Current assets
Cash and cash equivalents	$1,815,055	$-
Cash in trust account	-	2,521
Deposits	151,125	-
Prepaid expenses	46,619	-
Total current assets	2,012,799	2,521

Other assets
Mineral properties	800,700	100,300

Total assets	$2,813,499	$102,821

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$61,294	$190
Other liabilities	10,661	-
Accrued interest	-	9,558
Notes payable	-	130,800
Total current liabilities	71,955	140,548

Warrant liability	2,361,925	-

Total liabilities	2,433,880	140,548

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value Series A 4,586,539 issued and none issued and outstanding as of 12/31/11 and 12/31/10, respectively	459	-
Common stock, 200,000,000 shares authorized, $ .0001 par value; 29,897,846 shares and 8,678,523 shares issued and outstanding as of 12/31/11 and 12/31/10, respectively	2,990	868
Additional paid in capital	3,208,096	1,953
Deficit accumulated during the exploration stage	(2,831,926)	(40,548)

Total stockholders' equity (deficit)	379,619	(37,727)

Total liabilities and stockholders' equity (deficit)	$2,813,499	$102,821

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2011, the Period from January 12, 2010 (Inception) through December 31, 2010, and the Period from January 12, 2010 (Inception) through December 31, 2011

		Inception	Inception
	Year	(January 12, 2010)	(January 12, 2010)
	Ended	through	through
	12/31/11	12/31/10	12/31/11

Revenue	$-	$-	$-

Operating expenses
General and administrative	608,750	19,130	627,880
Exploration costs	127,336	11,060	138,396
Marketing	374,853	-	374,853

Total operating expenses	1,110,939	30,190	1,141,129

Net operating loss	(1,110,939)	(30,190)	(1,141,129)

Gain on forgiveness of debt	28,499	-	28,499
Interest expense	(18,941)	(10,358)	(29,299)
Revaluation of warrant liability	(1,689,997)	-	(1,689,997)

Net loss	$(2,791,378)	$(40,548)	$(2,831,926)

Weighted average common shares outstanding – basic and diluted	14,641,678	6,089,374

Loss per common share – basic and diluted	$(0.19)	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
 (An Exploration Stage Company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from January 12, 2010 (inception) through December 31, 2011

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,978,059		2,978,972
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,791,378)	(2,791,378)

Balance, December 31, 2011	4,586,539	$459	29,897,846	$2,990	$3,208,096	$(2,831,926)	$379,619

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011, the Period from January 12, 2010 (Inception) through December 31, 2010, and the Period from January 12, 2010 (Inception) through December 31, 2011

		Inception	Inception
	Year	(January 12, 2010)	(January 12, 2010)
	Ended	through	through
	12/31/11	12/31/10	12/31/11

Cash flows from operating activities
Net loss	$(2,791,378)	$(40,548)	$(2,831,926)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	(28,499)	-	(28,499)
Revaluation of warrant liability	1,689,997	-	1,689,997
Stock-based compensation	392,189	-	392,189
Change in operating assets and liabilities:
Cash in trust account	2,521	(2,521)	-
Receivable from pre-merger Bullfrog	48,637	-	48,637
Deposits	(99,761)	-	(99,761)
Prepaid expenses	(46,619)	-	(46,619)
Accounts payable	61,104	190	61,294
Other liabilities	(2,722)	-	(2,722)
Accrued interest	18,941	9,558	28,499

Net cash used in operating activities	(755,590)	(33,321)	(788,911)

Cash flows from investing activity
Acquisition of property	(150,000)	-	(150,000)

Net cash used in investing activity	(150,000)	-	(150,000)

Cash flows from financing activities
Proceeds from sales of common stock	545	2,521	3,066
Proceeds from private placement of common stock, preferred stock and warrants	2,710,000	-	2,710,000
Proceeds from notes payable	10,100	60,800	70,900
Repayment of notes payable	-	(30,000)	(30,000)

Net cash provided by financing activities	2,720,645	33,321	2,753,966

Net increase in cash and cash equivalents	1,815,055	-	1,815,055

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$1,815,055	$-	$1,815,055

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property	$400	$300	$700
Issuance of note payable for acquisition of mineral property	$550,000	$100,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog	$250,000	$-	$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement	$940,900	$-	$940,900
Contribution of deposits by shareholder	$51,364	$-	$51,364

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

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of $2,831,926 as of December 31, 2011. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis. As a result of the $2,710,000 of net proceeds received from the Private Placement, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2012. There are no assurances that the Company will be successful in meeting its cash flow requirements.

Cash and Cash Equivalents and Concentration
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At December 31, 2011, the Company’s cash balance was approximately $1,800,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of December 31, 2011. See Note 3.

Fair Value of Financial Instruments
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts payable, and other liabilities and the warrant liability is already recorded at fair value.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2011 or 2010. The periods ended December 31, 2011 and 2010 are open to examination by taxing authorities.

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

Stock-Based Compensation
Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

The estimated fair value of each stock option as of the date of grant was calculated using the Black-Scholes pricing model. The Company estimates the volatility of its common stock at the date of grant based on the volatility of a comparable peer company which is publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The shares of stock subject to the stock-based compensation plan shall consist of unissued shares, treasury shares or previously issued shares held by any Subsidiary of the Company, and such number of shares of stock are reserved for such purpose.

Net Loss per Common Share
Net losses were reported during the year ended December 31, 2011 and the period from January 12, 2010 (inception) through December 31, 2010. As such, the Company excluded the impact of its potential common shares related to stock options of 4,060,000 and warrants of 4,563,625, as of December 31, 2011 in the computation of dilutive earnings per share for this period as their effect would be anti-dilutive. Potential common shares of 4,586,539 upon conversion of preferred stock were also excluded from diluted loss per share since they were anti-dilutive.

Recent Accounting Pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

NOTE 2 - STOCKHOLDER’S EQUITY

Pre-Reverse Merger Transactions
In 2010, Standard Gold began negotiations to acquire a 90% interest in property located near Beatty, Nevada (“the Bullfrog Project”) owned by NPX Metals, Inc. (“NPX Metals”). As of December 31, 2010, Standard Gold had issued 923,077 shares of common stock as consideration for the property interest

The remaining 10% interest in the Bullfrog Project was acquired by Standard Gold from Bull Frog Holdings Inc., in June, 2010 in exchange for $100,000 cash paid directly by one of Standard Gold’s lenders. Bull Frog Holdings, Inc. is an affiliate of NPX Metals.

On May 1, 2011, Standard Gold entered into a final agreement whereby Standard Gold acquired all of the working interest in the Bullfrog Project for a total consideration of a 3% net smelter return royalty due to NPX Metals.

Between July and August 25, 2011, Standard Gold issued a total of 1,678,612 common shares for cash consideration of $545. Such shares are reflective of a reverse split of Standard Gold’s common stock, effective August 26, 2011, on a 1 for 3.25 basis. All share data in the accompanying financial statements and notes have been retroactively restated to reflect the reverse split.

On August 30, 2011, Standard Gold entered into an Agreement of Conveyance, Transfer and Assignment with Aurum National Holdings Ltd. (“Aurum”), pursuant to which the Company purchased an option held by Aurum under that certain Option to Purchase and Royalty Agreement dated as of August 13, 2009 and as amended on June 30, 2011, between Aurum and Southwest Exploration, Inc. (“Southwest”), which gave Aurum the option to purchase a 100% right, title and interest in and to certain mineral claims in Arizona known as the “Newsboy Project”. In consideration for the assignment of the option, Standard Gold issued to Aurum and its designees an aggregate of 4,000,000 shares of its common stock.  In addition Aurum had made deposits to vendors that were transferred to the Company to be applied to future expenses.  Of these payments, $6,364 was paid back to the Company in October 2011 and $45,000 was applied to exploration costs in November 2011.

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

The first option payment of $150,000 was paid in December 2011.  Upon the full payment of the balance of $2,775,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

In addition to the above payments, $50,000 was paid to Southwest by a third party for additional direct costs of acquiring the mineral property which converted into an aggregate of 125,000 Units in the Private Placement. This payment is included as an increase to mineral property on the balance sheet.

Reverse Merger Transaction
On September 30, 2011, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Standard Gold, a privately held Nevada corporation, and Bullfrog Gold Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which Standard Gold merged with and into Acquisition Sub, with Standard Gold as the surviving entity, causing Standard Gold to become the Company’s wholly-owned subsidiary (the “Merger”). The Merger was completed in order to receive financing for the exploration of the Newsboy Project in Arizona and the Bullfrog Project in Nevada.

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, an aggregate of 14,357,135 shares of Standard Gold’s common stock issued and outstanding immediately prior to the closing of the Merger were converted into securities of the Company based on the following breakdown: (i) 13,645,596 of the shares of Standard Gold’s outstanding common stock were converted into the right to receive an aggregate of 13,645,596 shares of the Company’s common stock on a one for one basis and (ii) an aggregate of 711,539 of the issued and outstanding shares of common stock of Standard Gold immediately prior to the closing of the Merger was converted into the right to receive an aggregate of 711,539 shares of the Company’s Series A Convertible Preferred Stock on a one for one basis (the “Series A Preferred Stock”), which is convertible into shares of the Company’s common stock on a one for one basis.

Private Placement
Following the closing of the Merger, the Company sold an aggregate of 9,127,250 units in a Private Placement (the “Private Placement”) at a per unit price of $0.40, with each unit consisting of (i) one share of the Company’s common stock (except that certain investors elected to receive in lieu of common stock, one share of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 50% of the number of shares purchased in the Private Placement at an exercise price of $0.60 per share. The Company sold a total of 5,252,250 units consisting of common shares and a total of 3,875,000 units consisting of Series A Preferred Stock, resulting in total proceeds of $3,650,900. The Private Placement includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement. Net of converted debt, the Private Placement generated cash proceeds of $2,710,000. The net proceeds were allocated based on the relative fair values of the common stock or preferred stock and the warrants on the date of issuance. As of September 30, 2011 the allocated fair value of the 4,563,625 warrants was $671,928 and the balance of the proceeds of $2,978,972 was allocated to common stock or preferred stock as applicable. See Note 3.

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

As part of the reverse merger, the Company retained $13,383 of Bullfrog Gold’s pre-merger liabilities. In addition, Bullfrog Gold owed Standard Gold $201,363 at the merger date due to its collection of proceeds from a Standard Gold note payable. As a result of the merger, the combined $214,746 related to these balances has been recorded as a reduction in additional paid-in-capital.  If the merger had occurred on the inception date of the Company, the net loss of the combined entity for all periods presented would not differ materially from what is already reported.

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

Common Stock Options
On September 30, 2011, the Company’s Board of Directors and stockholders adopted the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. The 2011 Plan has reserved 4,500,000 shares of common stock for issuance. All options issued are nonqualified stock options as amended on December 19, 2011.  The modification to the option agreements increased the vesting period for only certain option agreements from one year to two years.  The incremental cost associated with the differential in fair value at the modification date was not material.  The option agreements are exercisable as follows in 20% increments:

Date Installment Becomes Exercisable
December 19, 2011
March 31, 2012
September 30, 2012
March 31, 2013
September 30, 2013

 A summary of stock options is presented below:

Recipient	Options	Strike Price	Term
Officer	1,250,000	$0.40	10 years	(1)
Officer	200,000	$0.40	10 years
Consultant	50,000	$0.40	10 years
Consultant	160,000	$0.40	10 years
Consultant	600,000	$0.40	10 years
Consultant	600,000	$0.40	10 years
Director	1,200,000	$0.40	10 years	(2)
TOTAL	4,060,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.
(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

Using the Black Scholes option pricing model the following assumptions were made to estimate the fair value of the stock options:

Options	Exercise Price	Volatility	Risk Free Interest Rate	Fair Value
4,060,000	$0.40	78.5%	1.74%	$1,812,203

At December 31, 2011, there was unrecognized compensation expense related to these stock options of $1,420,013, which is expected to be recognized over a weighted average period of 1.75 years.

A summary of the stock options as of December 31, 2011 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	-	$-	-
Granted	4,060,000	0.40	9.75
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance at December 31, 2011	4,060,000	$0.40	9.75	$2,233,000
Options exercisable at December 31, 2011	812,000	$0.40	9.75	$446,600
Options expected to vest	4,060,000
Weighted average fair value of options granted during the period		$0.45

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

Warrant Liability Amount
Beginning balance	$--
Issuance of derivative warrants in private placement	671,928
Exercise or expiration	--
Change in fair value of warrant liability	1,689,997
Ending balance at December 31, 2011	$2,361,925

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

	Inception	December 31, 2011
Fair market value of common stock	$0.60	$0.95
Exercise price	$0.60	$0.60
Term (1)	3 Years	2.75 Years
Volatility range (2)	68.5%	63.9%
Risk-free rate (3)	0.50%	0.50%

(1) The term is the remaining years until expiration of warrants.
(2) The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3) The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.

Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to us, of up to 9.99%). For a period of twelve months from the date of issuance, the warrants issued in the Private Placement contain standard anti-dilution protection in the event the Company’s issues common stock at a lower per share price. The warrants may be exercised on a cashless basis in the event there is no effective registration statement registering the resale of the underlying common stock at any time after the Effectiveness Date.

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

NOTE 4 – INCOME TAXES
The effective income tax rate for the year ended December 31, 2011 and the period from January 12, 2010 (inception) to December 31, 2010 consisted of the following:

	2011	2010
Federal statutory income tax rate	(35.0%)	(35.0%)
Increase in valuation allowance	35.0%	35.0%
Net income tax provision (benefit)	-	-

The components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal net operating loss carryovers	$199,485	$14,192
Mineral property	12,969	-
Warrant liability	591,499	-
Stock compensation	137,266	-
Reorganization costs	49,886	-
Deferred tax asset	$991,105	$14,192

Deferred tax liabilities:

Total deferred liabilities	-	-

Net deferred tax asset	991,105	14,192
Less: valuation allowance	(991,105)	(14,192)

Deferred tax asset	$-	$-

The Company has approximately a $569,956 net operating loss carryover as of December 31, 2011.  The net operating loss may offset against taxable income through the year ended December 31, 2031.  A portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2011, as the likelihood of the realization of the tax benefits cannot be determined.  The valuation allowance increased by $976,913 and $14,192 for the years ended December 31, 2011 and 2010, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.