Form 10-Q
period 2012-03-31
Bullfrog Gold Corp.
filed 2012-05-10
CIK 1448597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,928,846 shares of common stock, par value $0.0001, were outstanding on May 9, 2012.

BULLFROG GOLD CORP.
TABLE OF CONTENTS TO FORM 10-Q

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011

Assets	3/31/12	12/31/11

Current assets
Cash and cash equivalents	$1,432,851	$1,815,055
Deposits	7,938	151,125
Prepaid expenses	13,329	46,619
Total current assets	1,454,118	2,012,799

Other assets
Mineral properties	800,700	800,700

Total assets	$2,254,818	$2,813,499

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$32,009	$61,294
Other liabilities	8,715	10,661
Total current liabilities	40,724	71,955

Warrant liability	1,569,116	2,361,925

Total liabilities	1,609,840	2,433,880

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, $.0001 par value Series A 4,586,539 issued and outstanding as of 3/31/12 and 12/31/11, respectively	459	459
Common stock, 200,000,000 shares authorized, $ .0001 par value; 29,897,846 shares issued and outstanding as of 3/31/12 and 12/31/11, respectively	2,990	2,990
Additional paid in capital	3,540,788	3,208,096
Deficit accumulated during the exploration stage	(2,899,259)	(2,831,926)

Total stockholders' equity	644,978	379,619

Total liabilities and stockholders' equity	$2,254,818	$2,813,499

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through March 31, 2012

			Inception
			(January 12, 2010)
	Three Months Ended		through
	3/31/12	3/31/11	3/31/12

Revenue	$-	$-	$-

Operating expenses
General and administrative	273,332	-	901,212
Exploration costs	327,202	-	465,598
Marketing	259,608	-	634,461

Total operating expenses	860,142	-	2,001,271

Net operating loss	(860,142)	-	(2,001,271)

Gain on forgiveness of debt	-	-	28,499
Interest expense	-	(5,994)	(29,299)
Revaluation of warrant liability	792,809	-	(897,188)

Net loss	$(67,333)	$(5,994)	$(2,899,259)

Weighted average common shares outstanding – basic and diluted	29,897,846	8,978,523

Loss per common share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 12, 2010 (inception) through March 31, 2012

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,978,059		2,978,972
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,791,378)	(2,791,378)

Balance, December 31, 2011	4,586,539	459	29,897,846	2,990	3,208,096	(2,831,926)	379,619

Stock-based compensation					332,692		332,692
Net loss for the three months ended March 31, 2012						(67,333)	(67,333)

Balance, March 31, 2012	4,586,539	$459	29,897,846	$2,990	$3,540,788	$(2,899,259)	$644,978

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through March 31, 2012

			Inception
			(January 12, 2010)
	Three Months Ended		through
	3/31/12	3/31/11	3/31/12

Cash flows from operating activities
Net loss	$(67,333)	$(5,994)	$(2,899,259)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	-	(28,499)
Revaluation of warrant liability	(792,809)	-	897,188
Stock-based compensation	332,692	-	724,881
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	-	-	48,637
Deposits	143,187	-	43,426
Prepaid expenses	33,290	-	(13,329)
Accounts payable	(29,285)	-	32,009
Other liabilities	(1,946)	-	(4,668)
Accrued interest	-	5,994	28,499

Net cash used in operating activities	(382,204)	-	(1,171,115)

Cash flows from investing activity
Acquisition of property	-	-	(150,000)

Net cash used in investing activity	-	-	(150,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	-	3,066
Proceeds from private placement of common stock, preferred stock and warrants	-	-	2,710,000
Proceeds from notes payable	-	-	70,900
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	-	-	2,753,966

Net increase (decrease) in cash and cash equivalents	(382,204)	-	1,432,851

Cash and cash equivalents, beginning of period	1,815,055	-	-

Cash and cash equivalents, end of period	$1,432,851	$-	$1,432,851

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property			$700
Issuance of note payable for acquisition of mineral property			$650,000
Issuance of note payable for receivable from pre-merger Bullfrog			$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement			$940,900
Contribution of deposits by shareholder			$51,364

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

Interim Disclosure
The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company's management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The interim period information included in this Quarterly Report on Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

Principles of Consolidation
The consolidated financial statements include the accounts of Bullfrog Gold Corp., as of the date of the reverse merger, and its wholly owned subsidiary, Standard Gold Corp. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of $2,899,259 as of March 31, 2012. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The September 30, 2011 closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis. As a result of the $2,710,000 of net proceeds received from the Private Placement, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2012. There are no assurances that the Company will be successful in meeting its cash flow requirements.

Cash and Cash Equivalents and Concentration
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At March 31, 2012, the Company’s cash balance was approximately $1,430,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of March 31, 2012. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2012 or December 31, 2011. The periods ended December 31, 2011 and 2010 are open to examination by taxing authorities.

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

Net Loss per Common Share
Net losses were reported for the three months ended March 31, 2012 and 2011. As such, the Company excluded the impact of its potential common shares related to stock options of 4,060,000 and warrants of 4,563,625, as of March 31, 2012 in the computation of dilutive earnings per share for this period as their effect would be anti-dilutive. Potential common shares of 4,586,539 upon conversion of preferred stock were also excluded from diluted loss per share since they were anti-dilutive.

NOTE 2 - STOCKHOLDER’S EQUITY

Pre-Reverse Merger Transactions
In 2010, Standard Gold began negotiations to acquire a 90% interest in property located near Beatty, Nevada (“the Bullfrog Project”) owned by NPX Metals, Inc. (“NPX Metals”). As of December 31, 2010, Standard Gold had issued 923,077 shares of common stock as consideration for the property interest

The remaining 10% interest in the Bullfrog Project was acquired by Standard Gold from Bull Frog Holdings Inc. in June, 2010 in exchange for $100,000 cash paid directly by one of Standard Gold’s lenders. Bull Frog Holdings, Inc. is an affiliate of NPX Metals.

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

On September 28, 2011, Standard Gold and Southwest entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims in consideration for $3,425,000, of which $500,000 was previously paid by a third party (the “Prepayment Amount”). The balance due to Southwest as of September 28, 2011 (the date of the agreement) of $2,925,000 is payable on the following schedule:

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

The Company entered into registration rights agreements (the “Registration Rights Agreements”) with the investors in the Private Placement.  Effective March 16, 2012, the Company and holders of the majority of Registrable Securities (as defined in the Registration Rights Agreement) agreed to amend the definitions of “Filing Date” and “Effectiveness Date”, as such terms are defined in the Registration Rights Agreement, such that “Filing Date” shall mean 12 months after the Trigger Date and “Effectiveness Date” shall mean eighteen months after the Trigger Date.

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

At March 31, 2012, there was unrecognized compensation expense related to these stock options of $1,087,322, which is expected to be recognized over a weighted average period of 1.5 years.

A summary of the stock options as of March 31, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	4,060,000	$0.40	9.75	$2,233,000
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance at March 31, 2012	4,060,000	$0.40	9.50	$1,421,000
Options exercisable at March 31, 2012	1,624,000	$0.40	9.50	$446,600
Options expected to vest	4,060,000
Weighted average fair value of options granted during the period		-

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

Warrant Liability Amount
Balance at December 31, 2011	$2,361,925
Issuance of derivative warrants in private placement	--
Exercise or expiration	--
Change in fair value of warrant liability	(792,809)
Ending balance at March 31, 2012	$1,569,116

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

	Inception	December 31, 2011	March 31, 2012
Fair market value of common stock	$0.60	$0.95	$0.75
Exercise price	$0.60	$0.60	$0.60
Term (1)	3 Years	2.75 Years	2.5 Years
Volatility range (2)	68.5%	63.9%	63.68%
Risk-free rate (3)	0.50%	0.50%	0.50%

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

NOTE 4 – SUBSEQUENT EVENTS

On April 17,  2012, the Company entered into an Advisory Agreement with Ten West Holdings Inc. (“Ten West”), whereby Ten West is to provide investor relations and other financial services for a term of four months.

In consideration for the services under the Advisory Agreement, the Company shall issue Ten West 100,000 restricted shares as follows: i) 25,000 restricted shares within a week of executing the Advisory Agreement, ii) 25,000 restricted shares due in 30 days of executing the Advisory Agreement, and iii) 50,000 restricted shares due in 60 days of executing the Advisory Agreement.  In addition the Company shall pay $25,000 as follows: i) $12,500 due upon execution of the Advisory Agreement, and ii) $12,500 due in 30 days of executing the Advisory Agreement.

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

In addition to the main mineral zone drilled by predecessors, the Newsboy Project has nine relatively shallow priority drill targets and other secondary targets below existing drill depths. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones and collect additional environmental and technical data. The first phase drilling program was initiated in November 2011 and completed by the end of January 2012. A total of 6,750 feet of drilling was completed in 24 holes.  Below are highlights from the recently completed program.

•
One vertical hole drilled in the basement schist rocks discovered a vein that contained 50 feet (15.2 meters) of 0.084 gold ounces per short ton (opt) (2.9 grams/metric tonne) and 0.18 silver opt (6.1 g/mt), including 5 feet (1.5 m) of 0.39 gold opt (13.5 g/mt) and 0.39 silver opt (13.5 g/mt).

•
Five holes drilled within a 1992 proposed open pit mine area averaged 0.048 gold opt (1.6 g/mt),  1.2 silver opt (41.1 g/mt) and 64 feet in thickness (19.5 m). These results are comparable and confirmatory of adjacent old drill data.

•	Sixteen additional holes were drilled in the large area surrounding the proposed open pit limits. Nine of these holes contained mineralization above the cutoff grade of 0.015 gold opt (0.5 g/mt).

The Company intends to continue drilling and search for additional historic information on the Newsboy Project and surrounding area during 2012 and soon thereafter update the historic feasibility study and environmental permit applications.

Bullfrog Gold Project
The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company’s first phase drilling program is scheduled to start in the Fall of 2012, subject to approval of a drill program to be submitted to the US Bureau of Land Management in the second quarter of 2012.  The Company also continued its search for additional historic information on the Bullfrog Project and surrounding area.

Results of Operations
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three months ended
	3/31/12	3/31/11
Revenue	$-	$-

Operating Expenses
General and Administrative	273,332	-
Exploration Costs	327,202	-
Marketing	259,608	-
Total Operating Expenses	860,142	-

Net Operating Loss	(860,142)	-

Interest Expense	-	(5,994)
Revaluation of Warrant Liability	792,809	-
Net Loss	$(67,333)	$(5,994)

We are still in the exploration stage and have no revenues to date.

During the three months ended March 31, 2012 we had a net loss of $67,333 compared to a net loss of $5,994 for the three months ended March 31, 2011. The increase of $61,339 is due primarily to:

1.	General and Administrative variance of approximately $273,000 due to the following:
a.
Stock-based compensation of approximately $132,000 as a result of the 2011 Equity Incentive Plan in which options were granted to two officers of the Company and one consultant to the Company.  See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

b.
The Company having approximately $81,000 in payroll costs for the three months ended March 31, 2012.  The Company did not have any employees for this period in 2011 and therefore had zero payroll expense.

c.
The Company incurring professional fees (legal, accounting and other) of approximately $42,000 for the three months ended March 31, 2012 versus $0 for the same period in 2011.  These fees are incurred as a result of being a publicly traded company and the related reporting requirements.

2.
Exploration costs for the three months ended March 31, 2012 were approximately $327,000 versus $0 for the same period in 2011.  There was approximately $191,000 spent on drilling the Newsboy Project and an additional $75,000 expense for samples testing.  There was also approximately $61,000 expense for geology consultants for the three months ended March 31, 2012.

3.
Marketing expenses for the three months ended March 31, 2012 were approximately $260,000 versus $0 for the same period in 2011.  Approximately, $201,000 of the expense is stock-based compensation for the Company’s marketing and investor relations consultants.  See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.  In addition, there was approximately $50,000 spent on investor relation programs, including $30,000 to a consultant.

4.
The Revaluation of Warrant Liability of $792,809 for the three months ended March 31, 2012 resulting from warrants issued as part of the private placement.  The change in value to the Warrant Liability is primarily due to the fair value price per share of $0.95 at December 31, 2011 and the fair value price per share of $0.75 at March 31, 2012.  See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

Liquidity and Capital Resources
As a result of the Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of March 31, 2012 we did not have any debt. Losses from operations have been incurred since inception and there is an accumulated deficit of $2,899,259 as of March 31, 2012. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona along with continued exploration at the Bullfrog Gold Project in Nevada. These funds will provide us with the opportunity for additional selective acquisitions. See Note 2 in the Notes to Financial Statements for additional details concerning the reverse merger transaction.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of its Chief Executive Officer, who also serves as the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 4 - MINE SAFETY DISCLOSURES

None

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

Date: May 10, 2012	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)