Form 10-Q
period 2012-06-30
Bullfrog Gold Corp.
filed 2012-08-03
CIK 1448597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,153,846 shares of common stock, par value $0.0001, were outstanding on August 2, 2012.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011

Assets	6/30/12	12/31/11

Current assets
Cash and cash equivalents	$312,974	$1,815,055
Deposits	7,938	151,125
Prepaid expenses	9,255	46,619
Total current assets	330,167	2,012,799

Other assets
Mineral properties	975,700	800,700

Total assets	$1,305,867	$2,813,499

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$183,779	$61,294
Other liabilities	11,911	10,661
Total current liabilities	195,690	71,955

Warrant liability	1,148,068	2,361,925

Total liabilities	1,343,758	2,433,880

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 4,586,539 issued and outstanding as of 6/30/12 and 12/31/11, respectively	459	459
Common stock, 200,000,000 shares authorized, $ .0001 par value; 30,053,846 shares
and 29,897,846 shares issued and outstanding as of 6/30/12 and 12/31/11, respectively	3,005	2,990
Additional paid in capital	3,815,243	3,208,096
Deficit accumulated during the exploration stage	(3,856,598)	(2,831,926)

Total stockholders' equity (deficit)	(37,891)	379,619

Total liabilities and stockholders' equity	$1,305,867	$2,813,499

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011, the Six Months Ended June 30, 2012 and 2011
and the Cumulative Period from January 12, 2010 (Inception) through June 30, 2012

					Inception
					(January 12, 2010)
	Three Months Ended		Six Months Ended		through
	6/30/12	6/30/11	6/30/12	6/30/11	6/30/12

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	268,279	25,761	540,112	25,761	1,167,992
Exploration costs	531,811	-	860,512	-	998,908
Marketing	578,297	-	837,905	-	1,212,758

Total operating expenses	1,378,387	25,761	2,238,529	25,761	3,379,658

Net operating loss	(1,378,387)	(25,761)	(2,238,529)	(25,761)	(3,379,658)

Gain on forgiveness of debt	-	-	-	-	28,499
Interest expense	-	(6,408)	-	(12,402)	(29,299)
Revaluation of warrant liability	421,048	-	1,213,857	-	(476,140)

Net loss	$(957,339)	$(32,169)	$(1,024,672)	$(38,163)	$(3,856,598)

Weighted average common shares outstanding – basic and diluted	29,927,190	8,978,523	29,912,437	8,978,523

Loss per common share – basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 12, 2010 (inception) through June 30, 2012

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,978,059		2,978,972
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,791,378)	(2,791,378)

Balance, December 31, 2011	4,586,539	459	29,897,846	2,990	3,208,096	(2,831,926)	379,619

Stock-based compensation					513,912		513,912
Issuance of Common stock for services, April 2012			31,000	3	23,247		23,250
Issuance of Common stock for services, May 2012			25,000	2	16,998		17,000
Issuance of Common stock for services, June 2012			100,000	10	52,990		53,000
Net loss for the six months ended June 30, 2012						(1,024,672)	(1,024,672)

Balance, June 30, 2012	4,586,539	$459	30,053,846	$3,005	$3,815,243	$(3,856,598)	$(37,891)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through June 30, 2012

			Inception
			(January 12, 2010)
	Six Months Ended		through
	6/30/12	6/30/11	6/30/12

Cash flows from operating activities
Net loss	$(1,024,672)	$(38,163)	$(3,856,598)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	-	(28,499)
Revaluation of warrant liability	(1,213,857)	-	476,140
Stock-based compensation	513,912	-	906,101
Stock issued for services	93,250		93,250
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	-	15,661	48,637
Deposits	143,187	-	43,426
Prepaid expenses	37,364	-	(9,255)
Accounts payable	122,485	-	183,779
Other liabilities	1,250	-	(1,472)
Accrued interest	-	12,402	28,499

Net cash used in operating activities	(1,327,081)	(10,100)	(2,115,992)

Cash flows from investing activity
Acquisition of property	(175,000)	-	(325,000)

Net cash used in investing activity	(175,000)	-	(325,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	-	3,066
Proceeds from private placement of common stock, preferred stock and warrants	-	-	2,710,000
Proceeds from notes payable	-	10,100	70,900
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	-	10,100	2,753,966

Net increase (decrease) in cash and cash equivalents	(1,502,081)	-	312,974

Cash and cash equivalents, beginning of period	1,815,055	-	-

Cash and cash equivalents, end of period	$312,974	$-	$312,974

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property			$700
Issuance of note payable for acquisition of mineral property		$550,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog			$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement			$940,900
Contribution of deposits by shareholder			$51,364

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

The Company is a junior exploration company primarily engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company has acquired State exploration permits and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold, silver and other minerals on a total of approximately 9,850 acres. In June 2012 the Company did not renew one of the four state exploration permits in Arizona for the Newsboy Project.  This reduced the land holdings at the Newsboy project from approximately 5,240 acres to approximately 4,920 acres.  In June 2012 the Company acquired the option to purchase the Klondike Project in Nevada that included 64 unpatented claims to which the Company added an additional 100 claims, or a total of 3,280 acres.  See Note 4 in the Notes to Consolidated Financial Statements for additional details concerning the Klondike Project.  The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of $3,856,598 as of June 30, 2012. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The September 30, 2011 closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis. As a result of the $2,710,000 of net proceeds received from the Private Placement, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2012. There are no assurances that the Company will be successful in meeting its cash flow requirements.

Cash and Cash Equivalents and Concentration
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At June 30, 2012, the Company’s cash balance was approximately $313,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of June 30, 2012. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2012 or December 31, 2011. The periods ended December 31, 2011 and 2010 are open to examination by taxing authorities.

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

Net Loss per Common Share
Net losses were reported for the three months ended June 30, 2012 and 2011 and six months ended June 30, 2012 and 2011. As such, the Company excluded the impact of its potential common shares related to stock options of 4,060,000 and warrants of 4,563,625, as of June 30, 2012 in the computation of dilutive earnings per share for this period as their effect would be anti-dilutive. Potential common shares of 4,586,539 upon conversion of preferred stock were also excluded from diluted loss per share since they were anti-dilutive.

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

The first option payment of $150,000 was paid in December 2011 and the second option payment of $150,000 was paid in June 2012. Upon the full payment of the balance of $2,625,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

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

At June 30, 2012, there was unrecognized compensation expense related to these stock options of $906,101, which is expected to be recognized over a weighted average period of 1.25 years.

A summary of the stock options as of June 30, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	4,060,000	$0.40	9.75	$2,233,000
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance at June 30, 2012	4,060,000	$0.40	9.25	$933,800
Options exercisable at June 30, 2012	1,624,000	$0.40	9.25	$373,520
Options expected to vest	4,060,000
Weighted average fair value of options granted during the period		-

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

Additional Stock Issued
During the period April 1, 2012 through June 30, 2012 the following additional stock was issued:

Date share issued	Shares issued
April 20, 2012	25,000
April 30, 2012	6,000
May 17, 2012	25,000
June 11, 2012	50,000
June 27, 2012	50,000

The shares were issued to third party consultants for providing the Company with various investor relation services.

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

Warrant Liability Amount
Balance at December 31, 2011	$2,361,925
Exercise or expiration	--
Change in fair value of warrant liability	(1,213,857)
Ending balance at June 30, 2012	$1,148,068

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

	Inception	December 31, 2011	June 30, 2012
Fair market value of common stock	$0.60	$0.95	$0.63
Exercise price	$0.60	$0.60	$0.60
Term (1)	3 Years	2.75 Years	2.25 Years
Volatility range (2)	68.5%	63.9%	66.36%
Risk-free rate (3)	0.50%	0.50%	0.41%

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

NOTE 4 – ACQUISITION OF OPTION TO PURCHASE KLONDIKE PROJECT
On June 11, 2012, the Company entered into an option agreement with Arden Larson to purchase a 100% interest in the Klondike Project (“Klondike”) that included 64 unpatented mining claims, to which the Company recently staked an additional 100 claims.  Klondike is located in the Alpha Mining District about 40 miles north of Eureka, Nevada.

The Company will pay a total of $575,000 to Mr. Larson on the following schedule:

Payment Date	Payment Amount
Effective Date (June 11, 2012)	$25,000
Six months after Effective Date	$25,000
June 11, 2013	$30,000
June 11, 2014	$35,000
June 11, 2015	$40,000
June 11, 2016	$45,000
June 11, 2017	$50,000
June 11, 2018	$55,000
June 11, 2019	$60,000
June 11, 2020	$65,000
June 11, 2021	$70,000
June 11, 2022	$75,000

The Company has the option to buy-down the royalty component by making payments of $500,000 per 0.25% of base net smelter return royalties for gold, silver and other products to Mr. Larson based on the following schedule:

Product	Base net smelter return royalty	Average market price	Maximum buy-down net smelter return royalty
GOLD	1.00	Less than $1,200/troy oz.	0.50
	1.50	$1,201 to $1,600/troy oz.	0.75
	2.00	$1,601 to $2,000/troy oz.	1.00
	2.50	$2,001 to $2,400/troy oz.	1.25
	3.00	$2,401 to $2,800/troy oz.	1.50
	3.50	$2,801 to $3,200/troy oz.	1.75
	4.00	Greater than $3,200/troy oz.	2.00

SILVER	1.00	Less than $15/troy oz.	0.50
	1.50	$15.01 to $30/troy oz.	0.75
	2.00	$30.01 to $45/troy oz.	1.00
	2.50	$45.01 to $60/troy oz.	1.25
	3.00	$60.01 to $75/troy oz.	1.50
	3.50	$75.01 to $90/troy oz.	1.75
	4.00	Greater than $90/troy oz.	2.00

OTHER	2.00	As determined by products	1.00

In addition, the Company is committed to spend no less than $850,000 for the benefit of the Klondike Project on the following schedule:
1.	$100,000 prior to June 11, 2013
2.	An additional $150,000 prior to June 11, 2014
3.	An additional $200,000 prior to June 11, 2015
4.	An additional $200,000 prior to June 11, 2016
5.	An additional $200,000 prior to June 11, 2017

Should the Company choose not to maintain the work commitment and option to the property, the Company can forego future payments to Mr. Larson without penalty.

NOTE 5 – SUBSEQUENT EVENTS
On July 2, 2012 the Company entered into an agreement with Interactive Investors Inc. (“Interactive Investors”), whereby Interactive Investors is to provide online advertising for the Company.  In consideration for the services, the Company issued Interactive Investors 100,000 restricted shares.

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

On September 30, 2011, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Standard Gold Corp., a privately held Nevada corporation (“Standard Gold”), and Bullfrog Gold Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which Standard Gold merged with and into Acquisition Sub, with Standard Gold as the surviving entity, causing Standard Gold to become the Company’s wholly-owned subsidiary (the “Merger”). Following the closing of the Merger the Company conducted a private placement (the “Private Placement”) pursuant to which it sold units at a per unit price of $0.40 with each unit consisting of one share of the Company’s common stock (except that certain investors elected to receive, in lieu of common stock, one share of Series A Preferred Stock), and one warrant to purchase 50% of the number of shares purchased at an exercise price of $0.60 per share. Immediately following the closing of the Merger, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred substantially all of its pre-exchange assets and liabilities to a wholly-owned subsidiary, Kopr Resources Holdings, Inc. (“SplitCo”) and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of SplitCo to our former officer and director in exchange for the cancellation of shares of our common stock she owned. See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the reverse merger transaction.

Company Overview
We are primarily an exploration stage company engaged in the acquisition and exploration of properties that may contain gold, silver and other mineralization in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired State exploration permits and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold, silver and other minerals on a total of approximately 9,850 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired three projects, as described below.

Newsboy Project, Arizona
The Newsboy Project comprises 4,920 acres of state and federal lands located 45 miles northwest of Phoenix, Arizona. In June 2012 the Company determined that one of the state permits was not beneficial to the project and did not renew one of the four state permits therefore reducing the land holdings from 5,240 to 4,920 acres and three state permits.  The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site and provide excellent infrastructure. Approximately 1.2 million ounces of gold and 1 million ounces of silver have been produced within 25 miles of the Newsboy Project from several historic mines, including the Vulture, Congress, Octave and Yarnell.

In September 2011, the Company obtained the working right and option to earn a 100% interest in and to the Newsboy Project. Terms of this Agreement include the payment of $3,425,000 during the five-year period ending January 2012 plus a 2% net smelter royalty.

In addition to the main mineral zone drilled by predecessors, the Newsboy Project has nine relatively shallow priority drill targets and other secondary targets below existing drill depths. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones and collect additional environmental and technical data. The first phase drilling program was initiated in November 2011 and completed by the end of January 2012. A total of 6,750 feet of drilling was completed in 24 holes. Below are highlights from the first phase drilling program.

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

During May and June 2012 the Company completed 24 additional holes as the second phase drilling program and has submitted samples for analysis.  The Company intends to continue drilling the Newsboy Project and surrounding area during 2012 and soon thereafter update the historic feasibility study and environmental permit applications. In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995.

Bullfrog Gold Project
The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company’s first phase drilling program is scheduled to start in 2013, subject to approval of a drill program that was initially submitted  the US Bureau of Land Management in June 2012. The Company also continued its search for additional historic information on the Bullfrog Project and surrounding area.

Klondike Project
The Company acquired the option to purchase the Klondike Project in Nevada in June 2012.  The Klondike Project is located in the Alpha Mining District about 40 miles north of Eureka, Nevada. The initial property included 64 unpatented mining claims, to which Bullfrog recently staked an additional 100 claims for a total of 3,280 acres

The Klondike Project covers mineralized structures 5 miles long and 1 mile wide along the west flank of the Sulfur Springs mountain range.  The rocks within this corridor are intensely broken by numerous periods of faulting, thereby providing a favorable environment for several sequences of hydrothermal solutions to form mineral deposits.   These host rocks are mostly Devonian age sediments typical of most Carlin gold deposits.

At least two styles of mineral deposits exist on the Company’s property:

•
The oldest is a silver-rich, lead-zinc event that appears to be related to a molybdenum porphyry system that is not exposed but indicated by geochemistry and alteration.  In this regard, the Klondike claims lie 10 miles north of the Mt. Hope molybdenum mine which is currently under development as one of the world’s largest molybdenum deposits.  The Mt. Hope deposit has a halo of silver-zinc mineralization that is typically more than a thousand feet thick and above several thousand feet of molybdenum mineralization.  A silver-rich copper event may also be related to this style of mineralization.

•
A later stage Carlin-style gold-arsenic-barite mineralizing event over-printed the earlier silver-zinc-molybdenum system.  This event has wide-spread anomalous gold values with arsenic and associated calcite veining.  Barite may be related to all events. A new gold discovery is currently being drilled by other companies 10 miles west of the Klondike and may be the continuation of the massive Cortez gold trend.

A total of 156 surface rock chip samples of the Klondike host rocks averaged 32 ppm silver, 1.3 % zinc, 0.8 % lead, 0.16 % copper and anomalous gold.   These contents compare well with major silver-zinc deposits such as San Cristobal in Bolivia, Penasquito in Mexico and the new discovery of Cordero in Mexico, each of which may contain more than 100 million tonnes of ore.  See Note 4 in the Notes to Financial Statements for additional details concerning the purchase transaction.

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three months ended
	6/30/12	6/30/11
Revenue	$-	$-

Operating Expenses
General and Administrative	268,279	25,761
Exploration Costs	531,811	-
Marketing	578,297	-
Total Operating Expenses	1,378,387	25,761

Net Operating Loss	(1,378,387)	(25,761)

Interest Expense	-	(6,408)
Revaluation of Warrant Liability	421,048	-
Net Loss	$(957,339)	$(32,169)

We are still in the exploration stage and have no revenues to date.

During the three months ended June 30, 2012 we had a net loss of $957,339 compared to a net loss of $32,169 for the three months ended June 30, 2011. The increase of $925,170 is due primarily to:

1.	General and Administrative variance of approximately $243,000 due to the following:
a.
Stock-based compensation of approximately $72,000 as a result of the 2011 Equity Incentive Plan in which options were granted to two officers of the Company and one consultant to the Company. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

b.
The Company having approximately $81,000 in payroll costs for the three months ended June 30, 2012. The Company did not have any employees for this period in 2011 and therefore had zero payroll expense.

c.
The Company has engaged two financing companies to provide funds for continued operations. As part of the financing agreements, we paid one company $50,000 and the other company $12,500 for a total of $62,500 as nonrefundable, upfront fees. There were no financing fees for the same period in 2011.

2.	Exploration costs variance of approximately $532,000 due to the following:
a.	There was approximately $317,000 spent on drilling the Newsboy Project, which included drilling costs, water truck and drill pad excavation. There were no costs for the same period in 2011.
b.	The Company spent an additional $12,000 on samples testing for the above mentioned drilling results. There were no costs for the same period in 2011.
c.	There was approximately $61,000 expense for geology consultants and $38,000 expense for filing fees for the three months ended June 30, 2012. There were no costs for the same period in 2011.
d.
The Company paid $100,000 to Moneta Porcupine Mines (“Moneta”) for their historical data related to their exploration activities from when they owned the Newsboy Project from 1993 through 1995. This data included assay certificates and drill logs of nearly all 154 historical drill holes from 1987 to 1992 and eight additional holes drilled by Moneta during 1994 and 1995.

3.
Marketing expenses for the three months ended June 30, 2012 were approximately $578,000 versus $0 for the same period in 2011. Approximately $109,000 of the expense is stock-based compensation for the Company’s marketing and investor relations consultants. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options. In addition, there was approximately $455,000 spent on investor relation programs, including 156,000 shares valued at approximately $93,000 that were issued to various consultants.

4.
The Revaluation of Warrant Liability of $421,048 for the three months ended June 30, 2012 resulted from warrants issued as part of the private placement. The change in value to the Warrant Liability is primarily due to the fair value price per share of $0.75 at March 31, 2012 and the fair value price per share of $0.63 at June 30, 2012. See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six months ended
	6/30/12	6/30/11
Revenue	$-	$-

Operating Expenses
General and Administrative	540,112	25,761
Exploration Costs	860,512	-
Marketing	837,905	-
Total Operating Expenses	2,238,529	25,761
Net Operating Loss	(2,238,529)	(25,761)

Interest Expense	-	(12,402)
Revaluation of Warrant Liability	1,213,857	-
Net Loss	$(1,024,672)	$(38,163)

We are still in the exploration stage and have no revenues to date.

During the six months ended June 30, 2012 we had a net loss of $1,024,672 compared to a net loss of $38,163 for the six months ended June 30, 2011. The increase of $986,509 is due primarily to:

1.	General and Administrative variance of approximately $514,000 due to the following:
a.
Stock-based compensation of approximately $204,000 as a result of the 2011 Equity Incentive Plan in which options were granted to two officers of the Company and one consultant to the Company. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

b.
The Company having approximately $162,000 in payroll costs for the three months ended June 30, 2012. The Company did not have any employees for this period in 2011 and therefore had zero payroll expense.

c.
The Company has engaged two financing companies to provide funds for continued operations.  As part of the financing agreements, we paid one company $50,000 and the other company $12,500 for a total of $62,500 as nonrefundable, upfront fees.  There were no financing fees for the same period in 2011.

d.
The Company incurring professional fees (legal, accounting and other) of approximately $75,000 for the six months ended June 30, 2012 versus $26,000 for the same period in 2011. These fees are incurred as a result of being a publicly traded company and the related reporting requirements.

2.	Exploration costs variance of approximately $861,000 due to the following:
a.	There was approximately $530,000 spent on drilling the Newsboy Project, which included drilling costs, water truck and drill pad excavation. There were no costs for the same period in 2011.
b.	The Company spent an additional $66,000 on samples testing for the above mentioned drilling results. There were no costs for the same period in 2011.
c.	There was approximately $122,000 expense for geology consultants and $40,000 expense for filing fees for the three months ended June 30, 2012. There were no costs for the same period in 2011.
d.
The Company paid $100,000 to Moneta Porcupine Mines (“Moneta”) for their historical data related to their exploration activities from when they owned the Newsboy Project from 1993 through 1995. This data included assay certificates and drill logs of nearly all 154 historical drill holes from 1987 to 1992 and eight additional holes drilled by Moneta during 1994 and 1995.

3.
Marketing expenses for the six months ended June 30, 2012 were approximately $838,000 versus $0 for the same period in 2011. Approximately $310,000 of the expense is stock-based compensation for the Company’s marketing and investor relations consultants. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options. In addition, there was approximately $505,000 spent on investor relation programs, including 156,000 shares valued at approximately $93,000 that were issued to various consultants.

4.
The Revaluation of Warrant Liability of $1,213,857 for the six months ended June 30, 2012 resulted from warrants issued as part of the private placement. The change in value to the Warrant Liability is primarily due to the fair value price per share of $0.95 at December 31, 2011 and the fair value price per share of $0.63 at June 30, 2012. See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

Liquidity and Capital Resources
As a result of the Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of June 30, 2012 we did not have any debt. Losses from operations have been incurred since inception and there is an accumulated deficit of $3,856,598 as of June 30, 2012. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We do not believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona or the Bullfrog Gold Project in Nevada and Klondike Project in Nevada.  See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the reverse merger transaction.

In addition to the continued exploration of the Newsboy and Bullfrog Projects, the Company is committed to spend no less than $850,000 for the benefit of the Klondike Project on the following schedule:
1.	$100,000 prior to June 11, 2013
2.	An additional $150,000 prior to June 11, 2014
3.	An additional $200,000 prior to June 11, 2015
4.	An additional $200,000 prior to June 11, 2016
5.	An additional $200,000 prior to June 11, 2017

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of its Chief Executive Officer, who also serves as the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1	Option to purchase and royalty agreement between Standard Gold Corp. and Arden Larson
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2012	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)