Form 10-K/A
period 2011-12-31
Bullfrog Gold Corp.
filed 2012-10-09
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO THE
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54653
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

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits	39
	Signatures	41

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

The exploration program planned for the Bullfrog Project at the initial filing of this Annual Report on Form 10-K, as amended,  has been updated and additional information is provided below.

The Company intends to file by the end of of 2012 a Plan of Operation to the US BLM to allow drilling to start in Q2 in 2013.  The geological justifications for the proposed exploration program are:

•
Our property is adjacent to an open pit that Barrick Gold (“Barrick”) mined in the late 1990’s and this area has significant potential for mineral extensions.  It is noted that when Barrick ceased operations at their Bullfrog Mine, the price of gold was less than $300 per ounce compared to the current price of $1,750+ per ounce. Barrick also did not control the patented claim that is adjacent to the Montgomery-Shoshone open pit and five other claims in the area which are now part of the Company’s property.

•	Several mineralized trends and structures occur on other areas of the Company’s property that further justify additional drilling, see Figure 1.

Each of the calendar quarters are phased programs whereby results from Q1(phase 1) in 2013 must justify the continuation of activities in Q2 (phase 2) and likewise for Q3 (phase 3). Exploration thereafter has not yet been planned and is dependent on results and other technical and economic considerations in early 2014.

The exploration programs will be funded from debt and equity programs that the Company is currently working on. In the event sufficient funds are not obtained, the programs will be deferred accordingly.

The company has engaged Chip Allender to manage the exploration activities on the Bullfrog Project.  Mr. Allender has 33 years of experience in the mining industry, has a BS in Geology from the Colorado State University, is a Registered Professional Geologist in Utah and Washington, is a member of the Society of Mining Engineers, is a Certified Professional Geologist (AIPG) and is recognized as a Qualified Person in Canada and a Competent Person under the European code.

The Company has not performed any drilling programs on the Bullfrog Project but will use comparable Quality Assurance/Quality Control (QA/QC) procedures and protocols as described under the Newsboy Project.

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

The Company’s property contains no known reserves and no plant or equipment. Electric power is available approximately 3 miles from the Company’s property. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand existing mineralized zones and collect additional environmental data. The first phase drilling of 24 holes was started in November 2011 and completed at the end of January 2012. After sufficient additional drilling is completed during 2012, the Company intends to update the historic feasibility study and environmental permit applications and advance the project toward development. The exploration program planned for the Newsboy Project at the initial filing of this Annual Reports of Form 10-K, as amended,  has been updated and additional information is provided below.

The Company intends to file Notices of Intent to Drill to the US BLM to allow drilling to be completed per the schedule above.  The geological justifications for the proposed exploration program are:

•
A historic resource and open pit mine plan were established by predecessor owners in 1992.  The company has successfully completed two drill programs during the first half of 2012 and is sufficiently encouraged to proceed with exploration and development activities. A new mineral zone has been discovered in the main deposit, which has several areas that justify additional drilling to increase mineralization and better define an open pit mine plan.

•
Additional exploration targets within a few miles of the main deposit are fully justified for drilling to test for further increases in mineralization and enhance the development and production potential of the Project.

Each of the calendar quarters are phased programs whereby results from Q4 (phase 3) in 2012 must justify the continuation of activities in Q1 (phase 4) and likewise for Q2 (phase 5), Q3 (Phase 6) and Q4 (phase 7) for 2013. Exploration and development has not been planned in detail thereafter and is dependent on results and other technical and economic considerations and conditions in early 2014.

The exploration programs will be funded from debt and equity programs that the Company is currently working on. In the event sufficient funds are not obtained, the programs will be deferred accordingly.

Mr. Clive Bailey has been responsible for all the Newsboy programs since October 2011 and will continue to manage the programs on the Newsboy Project.  Mr. Bailey has 38 years of experience in the mining industry, has a BS in Geology from the Kent State University, is a Certified Professional Geologist (AIPG) and is s recognized as a Qualified Person in Canada.

The Company performs and abides by industry standard concerning QA/QC procedures and protocols.  Below is a brief description of these procedures used during the drilling programs completed at the Newsboy Project:

1.
All drilling was performed using reverse circulation methods. Drill cuttings were sampled at intervals of 5 feet and split in the field to typically produce 15-pound representative samples for further preparation and assaying. These samples were then bagged, tagged and secured  under the management, direction, supervision and custody of Clive Bailey, the Company’s Consulting Geologist. Sample lots were transported to the Company’s  office in Morristown and stored until Skyline Laboratories accepted custody upon loading on their truck for transport to a secure sample storage building at their laboratory in Tucson, Arizona,

2.
All Company samples were analyzed using a 30 g fire assay (FA) with an atomic absorption spectroscopy (AAS) finish for gold.  This technique has a lower detection limit of 0.005 ppm and an upper detection limit of 3.00 ppm. Samples with greater than 3.00 ppm gold were re-analyzed using a 30 g FA with a gravimetric finish. All samples were also analyzed using a5 g sample with a four acid digestion for silver and multi-element analysis using an Induced Coupled Plasma Emission spectroscopy (ICP-OES) instrument This technique has a lower detection limit of 1 ppm and an upper detection limit of 150 ppm. Samples with greater than 150 ppm silver were re-analyzed using a 30 g FA with a gravimetric finish.

3.
Skyline crushed the entire sample to 75% passing – 10 mesh and then split 250 g for pulverization to 95% – 150 mesh. Cleaner sand was run through the crusher every 25 samples or at any color change in the sample as noticed by Skyline’s lab tech. Sand was run between every sample in the pulverizing step to preclude lingering contamination. Pulps were split again to separate a 30 g sample for FA/AAS for gold and a 5 g sample for multi-acid digestion and ICP-OES and multi element analysis.

4.	All Newsboy samples from the 48 holes drilled by the company were analyzed at Skyline Laboratories. Skyline has ISO/IEC 17025:2005 certification for FA/AAS. ICP-OES and ICP-Mass Spectroscopy (MS).

5.	QA/QC samples used by the company include blanks, standards and field duplicates. The inserts QA/QC samples at the following frequencies:

•	One to two blanks per hole pending depth and observes mineralization. Blanks were inserted at the end of each mineralized sequence;
•
One to two standards per hole. Two standards were inserted if a second mineralized zone was observed ( two standards were used as deemed appropriate – one being high grade and the other being low grade); and

•	One duplicate sample for each 100 feet or 20 five-foot samples.

Blank material was a barren marble purchased from building material stores. The blank is uncertified but analysis continually showed it was below detection limits for gold and silver. Two certified standards were purchased from WCM Minerals Ltd (WCM) of Burnaby, British Columbia. In addition, Skyline performs their own internal controls to assure accuracy and precision of their results.

6.
The Company and its Consultants are of the opinion that the QA/QC program was appropriate for collecting, preparing and analyzing drill samples and were adequate for the  purposes intended in the normal course for calculating resource and reserve estimates.  Skyline’s assay certificates were also stamped by an assayer registered in the State of Arizona.

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

PART IV

ITEM 15. EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements and supporting schedules.

(a)(3)	Exhibits:
Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.

2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.

3.1	(2)	Amended and Restated Certificate of Incorporation

3.2	(2)	Amended and Restated Bylaws

10.1	(1)	Form of Subscription Agreement

10.2	(1)	Form of Registration Rights Agreement

10.3	(1)	Form of Warrant

10.4	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation

10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)

10.6	(1)	Stock Purchase Agreement (Split-off)

10.7	(1)	Form of Directors and Officers Indemnification Agreement

10.8	(1)	Bullfrog Gold Corp. 2011 Equity Incentive Plan

10.9	(1)	Form of 2011 Incentive Stock Option Agreement

10.10	(1)	Form of 2011 Non-Qualified Stock Option Agreement

10.11	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd

10.12	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.

10.13	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.

10.14	(1)	Promissory Note

14.1	*	Code of Ethics

21	(1)	List of Subsidiaries

31	**	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

32	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

EX-101.CAL

XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF

XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB

XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE

XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Previously filed with Annual Report on Form 10-K on February 27, 2011.
**	Filed herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on October 6, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2011.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 2012	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	October 8, 2012
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	October 8, 2012
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