Form 10-Q
period 2012-09-30
Bullfrog Gold Corp.
filed 2012-11-13
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54653

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,203,846 shares of common stock, par value $0.0001, were outstanding on November 9, 2012.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011

Assets	9/30/12	12/31/11

Current assets
Cash and cash equivalents	$29,005	$1,815,055
Deposits	10,875	151,125
Prepaid expenses	24,026	46,619
Total current assets	63,906	2,012,799

Other assets
Mineral properties	975,700	800,700

Total assets	$1,039,606	$2,813,499

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$56,170	$61,294
Other liabilities	10,084	10,661
Notes payable	200,000	-
Total current liabilities	266,254	71,955

Warrant liability	151,450	2,361,925

Total liabilities	417,704	2,433,880

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 4,586,539 issued and outstanding as of 9/30/12 and 12/31/11, respectively	459	459
Common stock, 200,000,000 shares authorized, $ .0001 par value; 30,153,846 shares
and 29,897,846 shares issued and outstanding as of 9/30/12 and 12/31/11, respectively	3,015	2,990
Additional paid in capital	4,055,452	3,208,096
Deficit accumulated during the exploration stage	(3,437,024)	(2,831,926)

Total stockholders' equity	621,902	379,619

Total liabilities and stockholders' equity	$1,039,606	$2,813,499

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2012 and 2011, the Nine Months Ended September 30, 2012 and 2011
and the Cumulative Period from January 12, 2010 (Inception) through September 30, 2012

					Inception
					(January 12, 2010)
	Three Months Ended		Nine Months Ended		through
	9/30/12	9/30/11	9/30/12	9/30/11	9/30/12

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	228,910	162,517	769,022	188,278	1,396,902
Exploration costs	132,624	-	993,136	-	1,131,532
Marketing	215,510	23,464	1,053,415	23,464	1,428,268

Total operating expenses	577,044	185,981	2,815,573	211,742	3,956,702

Net operating loss	(577,044)	(185,981)	(2,815,573)	(211,742)	(3,956,702)

Gain on forgiveness of debt	-	28,499	-	28,499	28,499
Interest expense	-	(6,539)	-	(18,941)	(29,299)
Revaluation of warrant liability	996,618	-	2,210,475	-	520,478

Net income (loss)	$419,574	$(164,021)	$(605,098)	$(202,184)	$(3,437,024)

Weighted average common shares outstanding - basic	30,120,879	11,078,539	29,982,436	9,283,974
Weighted average common shares outstanding - diluted	34,707,418	11,078,539	29,982,436	9,283,974

Earnings (loss) per common share - basic	$0.01	$(0.01)	$(0.02)	$(0.02)
Earnings (loss) per common share - diluted	$0.01	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011, and the Cumulative Period
from January 12, 2010 (Inception) through September 30, 2012

			Inception
			(January 12, 2010)
	Nine Months Ended		through
	9/30/12	9/30/11	9/30/12

Cash flows from operating activities
Net loss	$(605,098)	$(202,184)	$(3,437,024)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	(28,499)	(28,499)
Revaluation of warrant liability	(2,210,475)	-	(520,478)
Stock-based compensation	695,131	-	1,087,320
Stock issued for services	152,250	-	152,250
Change in operating assets and liabilities:
Cash in trust account	-	2,521	-
Receivable from pre-merger Bullfrog	-	48,637	48,637
Deposits	140,250	-	40,489
Prepaid expenses	22,593	(16,305)	(24,026)
Accounts payable	(5,124)	53,606	56,170
Other liabilities	(577)	(4,179)	(3,299)
Accrued interest	-	18,941	28,499

Net cash used in operating activities	(1,811,050)	(127,462)	(2,599,961)

Cash flows from investing activity
Acquisition of property	(175,000)	-	(325,000)

Net cash used in investing activity	(175,000)	-	(325,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	545	3,066
Proceeds from private placement of common stock, preferred stock and warrants	-	2,710,000	2,710,000
Proceeds from notes payable	200,000	10,100	270,900
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	200,000	2,720,645	2,953,966

Net increase (decrease) in cash and cash equivalents	(1,786,050)	2,593,183	29,005

Cash and cash equivalents, beginning of period	1,815,055	-	-

Cash and cash equivalents, end of period	$29,005	$2,593,183	$29,005

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property		$400	$700
Issuance of note payable for acquisition of mineral property		$550,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog		$250,000	$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement		$940,900	$940,900
Contribution of deposits by shareholder			$51,364

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is a junior exploration company primarily engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company has acquired State exploration permits and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold, silver and other minerals on a total of approximately 9,850 acres. In June 2012 the Company did not renew one of the four state exploration permits in Arizona for the Newsboy Project.  This reduced the land holdings at the Newsboy project from approximately 5,240 acres to approximately 4,920 acres.  In June 2012 the Company acquired the option to purchase the Klondike Project in Nevada that included 64 unpatented claims to which the Company added an additional 168 claims, or a total of 4,640 acres.  See Note 4 in the Notes to Consolidated Financial Statements for additional details concerning the Klondike Project.  The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of $3,437,024 as of September 30, 2012. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The September 30, 2011 closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis.   The Company believes it will need to find additional sources of financing to meet its obligations through December 31, 2012.  There are no assurances that the Company will be successful in meeting its cash flow requirements. We are currently in the due diligence stage of negotiating a debt facility that will finance the general and administrative expense along with the projected costs of exploring the Newsboy project through 2013.  In addition, we are seeking additional financing of approximately $2,000,000 of private equity financing to fund our general corporate expenses as well as investor relation programs.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2012, the Company’s cash balance was approximately $29,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

·	Level 1 - Valuation based on quoted market prices in active markets for identical assets and liabilities.
·	Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.
·	Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of September 30, 2012. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2012 or December 31, 2011. The periods ended December 31, 2011 and 2010 are open to examination by taxing authorities.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share

	Three Months Ended		Nine Months Ended
	9/30/12	9/30/11	9/30/12	9/30/11
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss) per common share	$419,574	$(164,021)	$(605,098)	$(202,184)
Basic weighted average shares outstanding	30,120,879	11,078,539	29,982,436	9,283,974
Dilutive effect of common stock equivalents	13,210,164	-	-	-
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	34,707,418	11,078,539	29,982,436	9,283,974
Basic Earnings (Loss) Per Common Share	.01	(.01)	(.02)	(.02)
Diluted Earnings (Loss) Per Common Share	.01	(.01)	(.02)	(.02)

4,586,539 of preferred shares were included in the computation of diluted shares outstanding for the three months ended September 30, 2012. 4,060,000 of stock options and 4,563,625 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the three month period ending September 30, 2012.  In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.

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

The Company entered into registration rights agreements (the “Registration Rights Agreements”) with the investors in the Private Placement. Effective March 16, 2012, the Company and holders of the majority of Registrable Securities (as defined in the Registration Rights Agreement) agreed to amend the definitions of “Filing Date” and “Effectiveness Date”, as such terms are defined in the Registration Rights Agreement, such that “Filing Date” shall mean 12 months after the Trigger Date and “Effectiveness Date” shall mean eighteen months after the Trigger Date.  On November 9, 2012 the S1 Registration Statement was filed with the SEC.  As of November 9, 2012 the S1 Registration Statement has not been made effective.

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

At September 30, 2012, there was unrecognized compensation expense related to these stock options of $724,881, which is expected to be recognized over a weighted average period of 1 year.

A summary of the stock options as of September 30, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	4,060,000	$0.40	9.75	$2,233,000
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance at September 30, 2012	4,060,000	$0.40	9.00
Options exercisable at September 30, 2012	2,436,000	$0.40	9.00
Options expected to vest	4,060,000

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

Additional Stock Issued

During the period July 1, 2012 through September 30, 2012 there were 100,000 shares issued on July 3, 2012 to a third party consultant for providing the Company with various investor relation services.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

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

Warrant Liability Amount
Balance at December 31, 2011	$2,361,925
Exercise or expiration	--
Change in fair value of warrant liability	(2,210,475)
Ending balance at September 30, 2012	$151,450

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

	Inception	December 31, 2011	September 30, 2012
Fair market value of common stock	$0.60	$0.95	$0.24
Exercise price	$0.60	$0.60	$0.60
Term (1)	3 Years	2.75 Years	2.00 Years
Volatility range (2)	68.5%	63.9%	69.7%
Risk-free rate (3)	0.50%	0.50%	0.25%

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

NOTE 4 - ACQUISITION OF OPTION TO PURCHASE KLONDIKE PROJECT

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

NOTE 5 - NOTE PAYABLE

On September 5, 2012, the Company issued and sold to an accredited investor a Promissory Note (the “Promissory Note”) in the principal amount of $200,000. The Promissory Note accrues interest at the rate of three percent (3%) per month, on a 360 day per year basis. The Promissory Note matures on October 1, 2012 (the “Initial Maturity Date”). On the Initial Maturity Date, the Company may extend the Initial Maturity Date from October 1, 2012 to October 15, 2012 (the “Initial Extension Maturity Date”) by paying to the Holder an initial note extension payment equal to 50,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) issuable on the date such extension is elected (the “Initial Extension Payment”).

Furthermore, if the Initial Maturity Date of the Note is extended to the Initial Maturity Extension Date and, on such date, the Company fails to pay the principal amount of the Promissory Note, along with all accrued but unpaid interest thereon, then the Initial Extension Maturity Date shall automatically be extended to December 1, 2012 (the “Second Maturity Date”). If the Promissory Note is automatically extended to the Secondary Maturity Date, then the Company shall pay to the holder of the Promissory Note an extension payment equal to 100,000 shares of Common Stock (the “Extension Payment”).

The Company may prepay the Promissory Note, in whole or in part, at any time prior to Initial Extension Maturity Date, or the Second Maturity Date, as then applicable, by paying a prepayment penalty to the Holder equal to 100,000 shares of the Common Stock (the “Prepayment Penalty”). However, in the event the Company is required to pay the Extension Payment, any Prepayment Penalty that the Company would otherwise be required to pay to the holder of the Note will be waived.

As of November 9, 2012, the Company has issued 50,000 shares of Common Stock as required by the Promissory Note. The Company intends to issue the Extension Payment of $100,000 shares on December 1, 2012.

NOTE 6 - SUBSEQUENT EVENTS
On November 2, 2012, the Board of Directors of Bullfrog Gold Corp. (the “Company”) approved a unilateral re-pricing of warrants to purchase a total of 4,563,625 shares of the Company’s common stock that were originally issued as part of the Company’s private placement on September 30, 2011 (the “Original PIPE”) with an original exercise price of $0.60. Pursuant to the re-pricing, the warrants were unilaterally amended by the Board of Directors to reduce the exercise price of each warrant to $0.40, which is above the closing price of $0.38 price of the Company’s common stock on November 2, 2012. The number of shares and expiration period of the warrants were not altered. Mr. David Beling, the Company’s President and Chief Executive Officer, was an investor in the Original PIPE and received 100,000 warrants as part of his investment in the Original PIPE that were repriced on November 2, 2012. Other than Mr. Beling, none of the Company’s directors and officers received warrants in the Original PIPE.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During May and June 2012 the Company completed 24 additional holes as the second phase drilling program.  Below are highlights from the second phase drilling program.

•

Two holes show the high grade mineralization discovered in phase 1 to be tabular with an apparent dip of 15°. As a result, the thickness and tonnage in this area may be an order of magnitude greater than that of a narrow, near vertical vein as initially thought.

•	The pit limit will be expanded accordingly with 20% higher grade gold than the 0.044 gold opt estimated in the 1992 pit.

•	The open area immediately east of these three holes is approximately 800 feet by 1,200 feet and will be drilled to expand this new mineralization and establish its true thickness.

The Company intends to continue drilling the Newsboy Project and surrounding area during late 2012 and early 2013 and soon thereafter update the historic feasibility study and environmental permit applications. Drilling thereafter will be based on results and requirements.  In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995.

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

Klondike Project

The Company acquired the option to purchase the Klondike Project in Nevada in June 2012.  The Klondike Project is located in the Alpha Mining District about 40 miles north of Eureka, Nevada. The initial property included 64 unpatented mining claims, to which Bullfrog recently staked an additional 168 claims for a total of 4,640 acres, which covers most of the Alpha Mining District.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three months ended
	9/30/12	9/30/11
Revenue	$-	$-

Operating Expenses
General and Administrative	228,910	162,517
Exploration Costs	132,624	-
Marketing	215,510	23,464
Total Operating Expenses	577,044	185,981

Net Operating Loss	(577,044)	(185,981)

Gain on Forgiveness of Debt	-	28,499
Interest Expense	-	(6,539)
Revaluation of Warrant Liability	996,618	-
Net Income (Loss)	$419,574	$(164,021)

We are still in the exploration stage and have no revenues to date.

During the three months ended September 30, 2012 we had a net income of $419,574 compared to a net loss of $164,021 for the three months ended September 30, 2011. The increase of $583,595 is due primarily to:

1.	General and Administrative variance of approximately $66,000 due to the following:

a.

Stock-based compensation of approximately $72,000 as a result of the 2011 Equity Incentive Plan in which options were granted to two officers of the Company and one consultant to the Company. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

b.

The Company having approximately $81,000 in payroll costs for the three months ended September 30, 2012. The Company did not have any employees for this period in 2011 and therefore had zero payroll expense.

c.

The Company incurred legal fees of approximately $131,000 for the three months ended September 30, 2011 compared to approximately $46,000 for the same period in 2012.  The cost in 2011 was due to the costs related to the reverse merger that was completed on September 30, 2011.  See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion about the reverse merger.

2.	Exploration costs variance of approximately $133,000 due to the following:

a.	There was approximately $39,000 spent on site assessment work, which included $24,000 for drill sample testing. There were no costs for the same period in 2011.

b.

There was approximately $28,000 expense for geology consultants and $66,000 expense for filing fees for the three months ended September 30, 2012. There was approximately $35,000 in filing fees  for the same period in 2011, however the expenses were classified as General and Administrative.

3.

Marketing expenses for the three months ended September 30, 2012 were approximately $216,000 versus $23,000 for the same period in 2011. Approximately $109,000 of the expense is stock-based compensation for the Company’s marketing and investor relations consultants. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options. In addition, there was approximately $100,000 spent on investor relation programs, including 100,000 shares valued at approximately $59,000 that were issued to a consultant.

4.

The Revaluation of Warrant Liability of $996,618 for the three months ended September 30, 2012 resulted from warrants issued as part of the private placement. The change in value to the Warrant Liability is primarily due to the fair value price per share of $0.63 at June 30, 2012 and the fair value price per share of $0.24 at September 30, 2012. See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine months ended
	9/30/12	9/30/11
Revenue	$-	$-

Operating Expenses
General and Administrative	769,022	188,278
Exploration Costs	993,136	-
Marketing	1,053,415	23,464
Total Operating Expenses	2,815,573	211,742
Net Operating Loss	(2,815,573)	(211,742)

Gain on Forgiveness of Debt	-	28,499
Interest Expense	-	(18,941)
Revaluation of Warrant Liability	2,210,475	-
Net Loss	$(605,098)	$(202,184)

We are still in the exploration stage and have no revenues to date.

During the nine months ended September 30, 2012 we had a net loss of $605,098 compared to a net loss of $202,184 for the nine months ended September 30, 2011. The increase of $402,914 is due primarily to:

1.	General and Administrative variance of approximately $580,000 due to the following:

a.

Stock-based compensation of approximately $276,000 as a result of the 2011 Equity Incentive Plan in which options were granted to two officers of the Company and one consultant to the Company. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

b.

The Company having approximately $243,000 in payroll costs for the nine months ended September 30, 2012. The Company did not have any employees for this period in 2011 and therefore had zero payroll expense.

c.

The Company has engaged two financing companies to provide funds for continued operations.  As part of the financing agreements, we paid one company $50,000 and the other company $12,500 for a total of $62,500 as nonrefundable, upfront fees.  There were no financing fees for the same period in 2011.

2.	Exploration costs variance of approximately $993,000 due to the following:

	a.	There was approximately $530,000 spent on drilling the Newsboy Project, which included drilling costs, water truck and drill pad excavation. There were no costs for the same period in 2011.

	b.	The Company spent an additional $90,000 on samples testing for the above mentioned drilling results. There were no costs for the same period in 2011.

c.

There was approximately $149,000 expense for geology consultants and $106,000 expense for filing fees for the nine months ended September 30, 2012.  There was approximately $35,000 in filing fees  for the same period in 2011, however the expenses were classified as General and Administrative.

d.

The Company paid $100,000 to Moneta Porcupine Mines (“Moneta”) for their historical data related to their exploration activities from when they owned the Newsboy Project from 1993 through 1995. This data included assay certificates and drill logs of nearly all 154 historical drill holes from 1987 to 1992 and eight additional holes drilled by Moneta during 1994 and 1995.

3.

Marketing expenses for the nine months ended September 30, 2012 were approximately $1,053,000 versus $23,464 for the same period in 2011. Approximately $419,000 of the expense is stock-based compensation for the Company’s marketing and investor relations consultants. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options. In addition, there was approximately $505,000 spent on investor relation programs, including 256,000 shares valued at approximately $152,000 that were issued to various consultants.

4.

The Revaluation of Warrant Liability of $2,210,475 for the nine months ended September 30, 2012 resulted from warrants issued as part of the private placement. The change in value to the Warrant Liability is primarily due to the fair value price per share of $0.95 at December 31, 2011 and the fair value price per share of $0.24 at September 30, 2012. See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

Liquidity and Capital Resources

As a result of the Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of September 30, 2012 we had $200,000 in debt, see Note 5 in the Notes to Consolidated Financial Statements for additional details. Losses from operations have been incurred since inception and there is an accumulated deficit of $3,437,024 as of September 30, 2012. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We do not believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona or the Bullfrog Gold Project in Nevada and Klondike Project in Nevada.  See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the reverse merger transaction.

In addition to the continued exploration of the Newsboy and Bullfrog Projects, the Company is committed to spend no less than $100,000 for the benefit of the Klondike Project by June 11, 2013. The work commitments  thereafter are discretionary to maintain the agreement in effect per the  following schedule:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer, who also serves as the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 6 - EXHIBITS

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

Date: November 13, 2012	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)