Form 10-Q/A
period 2011-09-30
Bullfrog Gold Corp.
filed 2013-03-05
CIK 1448597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on November 14, 2011 (the “Original Report”). Management of Bullfrog Gold Corp. (the “Company”, “we”, “us”, or “our”), determined that: (i) the unaudited consolidated financial statements for the period ended September 30, 2011 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, (ii) the audited consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10-K for the year ending December 31, 2011 and, (iii) the unaudited consolidated financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, included in the Quarterly Reports on Form 10-Q for the periods ending on March 31, 2012, June 30, 2012 and September 30, 2012, respectively, could no longer be relied upon. This determination was made after a review of the proper accounting treatment as it relates to the Company’s warrant liability.

We have determined that a restatement of our previously recorded values of our warrant liability and revaluation of warrant was required after a review of the proper accounting treatment. On September 30, 2011, the Company sold an aggregate of 9,127,250 units in a Private Placement (the “Private Placement”) at a per unit price of $0.40, with each unit consisting of (i) one share of the Company’s common stock (except that certain investors elected to receive in lieu of common stock, one share of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 50% of the number of shares purchased in the Private Placement at an exercise price of $0.60 per share resulting in 4,563,625 warrants. The Company sold a total of 5,252,250 units consisting of common shares and a total of 3,875,000 units consisting of Series A Preferred Stock, resulting in total proceeds of $3,650,900. The Private Placement included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement. The net proceeds were allocated based on the relative fair values of the common stock or preferred stock and the warrants on the date of issuance. This resulted in a warrant liability of $671,928 as of September 30, 2011 and a revaluation of warrant liability of $1,689,997 for the period ending December 31, 2011.

However, management determined that such transaction should be accounted pursuant to ASC 815 “Derivatives and Hedging” and related subtopics for allocating the carrying amount of the hybrid instrument between the host contract and the derivative. As a result the warrant liability as of September 30, 2011 should be recorded at a fair value of $1,235,229 and the December 31, 2011 revaluation of warrant liability would be $1,126,696.  We anticipate the effects on our consolidated balance sheets, statements of operations, and statements of cash flows as of and for the periods ended September 30, 2011 and December 31, 2011. Such adjustment resulted in (i) an increase in our warrant liability of $563,301, decrease in our additional paid in capital of $563,301, and a zero effect on net loss for the period ending September 30, 2011 and (ii) a decrease in our loss on revaluation of warrant liability of $563,301, and decrease in net loss of $563,301 for the period ending December 31, 2011. The restatement adjustment is non-cash in nature. We believe that the recording of the warrant liability and all related matters are now correctly recorded and presented on our consolidated balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows.

Please see Note 4 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of these restatements.

No other changes have been made to the Original Report. This Amendment speaks as of the original date of the Original Report, does not reflect events that may have occurred subsequent to the filing of the Original Report and does not modify or update in any way disclosures made in the Original Report other than as described above.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(Unaudited)

Assets	9/30/11	12/31/10
	(Restated)
Current assets
Cash and cash equivalents	$2,593,183	$-
Cash in trust account	-	2,521
Prepaid expenses	16,305	-
Total current assets	2,609,488	2,521

Other assets
Mineral property	650,700	100,300

Total assets	$3,260,188	$102,821

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$53,796	$190
Other liabilities	9,204	-
Accrued interest	-	9,558
Notes payable	-	130,800
Total current liabilities	63,000	140,548

Warrant liability	1,235,229	-

Total liabilities	1,298,229	140,548

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 4,586,539 issued and none issued and outstanding as of 9/30/11 and 12/31/10, respectively	459	-
Common stock, 250,000,000 shares authorized, $ .0001 par value; 29,897,846 shares and 8,678,523 shares issued and outstanding as of 9/30/11 and 12/31/10, respectively	2,990	868
Additional paid in capital	2,201,242	1,953
Deficit accumulated during the exploration stage	(242,732)	(40,548)

Total stockholders' equity (deficit)	1,961,959	(37,727)

Total liabilities and stockholders' equity (deficit)	$3,260,188	$102,821

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

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 12, 2010 (inception) through September 30, 2011
(Unaudited)

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity
					(Restated)		(Restated)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,414,758		2,415,671
Net loss for the period ended September 30, 2011						(202,184)	(202,184)

Balance, September 30, 2011	4,586,539	$459	29,897,846	$2,990	$2,201,242	$(242,732)	$1,961,959

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

Warrant Liability Amount
Beginning balance	$--
Issuance of derivative warrants in private placement	1,235,229
Exercise or expiration	--
Change in fair value of warrant liability	--
Ending balance at September 30, 2011	$1,235,229

The derivative warrants were calculated using Black-Scholes valuation technique.  Significant inputs into this technique are as follows:

September 30, 2011
Fair market value of common stock (1)	$0.60
Exercise price	$0.60
Term (2)	3 Years
Volatility range (3)	68.5%
Risk-free rate (4)	0.50%

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

NOTE 4 – RESTATEMENT

The Company’s consolidated financial statements have been restated as follows as of September 30, 2011:

	9/30/11 As Originally Reported	Adjustment	9/30/11 As Restated
Consolidated Balance Sheet

Warrant liability	671,928	563,301	1,235,229
Total liabilities	734,928	563,301	1,298,229

Additional paid in capital	2,764,543	(563,301)	2,201,242
Total stockholders’ equity (deficit)	2,525,260	(563,301)	1,961,959

Consolidated statement of stockholders’ equity (deficit)
Issuance of stock and warrants in private placement, September 2011
Additional paid in capital	2,978,059	(563,301)	2,414,758
Total Stockholders’ equity	2,978,972	(563,301)	2,415,671
Balance September 30, 2011
Additional paid in capital	2,764,543	(563,301)	2,201,242
Total Stockholders’ equity	2,525,260	(563,301)	1,961,959

The Company originally recorded the warrant liability at relative fair value as of September 30, 2011. However, management determined that such transaction should be accounted pursuant to ASC 815 “Derivatives and Hedging” and related subtopics for allocating the carrying amount of the hybrid instrument between the host contract and the derivative. As a result the warrant liability as of September 30, 2011 should be recorded at a fair value of $1,235,229, with the remaining balance of the Private Placement proceeds allocated to additional paid in capital.

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

Date: March 5, 2013	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)