Form 10-K/A
period 2011-12-31
Bullfrog Gold Corp.
filed 2013-03-05
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO THE
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

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual report on Form 10-K which was originally filed on February 27, 2012 (the “Original Report”). Management of Bullfrog Gold Corp. (the “Company”, “we”, “us”, or “our”), determined that: (i) the unaudited consolidated financial statements for the period ended September 30, 2011 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, (ii) the audited consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10-K for the year ending December 31, 2011 and, (iii) the unaudited consolidated financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, included in the Quarterly Reports on Form 10-Q for the periods ending on March 31, 2012, June 30, 2012 and September 30, 2012, respectively, could no longer be relied upon. This determination was made after a review of the proper accounting treatment as it relates to the Company’s warrant liability.

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

Please see Note 5 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-K/A which further describes the effect of these restatements.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2011 Compared to Period from Inception (January 12, 2010) Through December 31, 2010

		Inception
	Year	(January 12, 2010)
	Ended	through
	12/31/11	12/31/10

Revenue	$-	$-
Operating Expenses
General and Administrative	608,750	19,130
Exploration Costs	127,336	11,060
Marketing	374,853	-
Total Operating Expenses	1,110,939	30,190
Net Operating Loss	(1,110,939)	(30,190)
Gain on Forgiveness of Debt	28,499	-
Interest Expense	(18,941)	(10,358)
Revaluation of Warrant Liability	(1,126,696)	-
Net Loss	$(2,228,077)	$(40,548)

We are still in the exploration stage and have no revenues to date.

During the twelve months ended December 31, 2011 we had a net loss of $2,228,077 compared to a net loss of $40,548 for the period from inception (January 12, 2010) through December 31, 2010. The increase of $2,187,529 is due primarily to:
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

3.
The Revaluation of Warrant Liability of $1,126,696 in 2011 resulting from warrants issued as part of the private placement.  See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

4.	The forgiveness of all accrued interest by the note holders in 2011 in conjunction with the reverse merger which was recognized as a gain on forgiveness of debt of $28,499.

Liquidity and Capital Resources

As a result of the private placement of our securities with gross proceeds to us of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of December 31, 2011 we did not have any debt. Losses from operations have been incurred since inception and there is an accumulated deficit of $2,268,625 as of December 31, 2011. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona along with continued exploration at the Bullfrog Gold Project in Nevada. These funds will provide us with the opportunity for additional selective acquisitions. See Note 2 in the Notes to the Consolidated Financial Statements for additional details concerning the reverse merger transaction.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions
.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified a material weakness related to our internal audit functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2011.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions, which results in a material weakness in internal control over our financial reporting.  Due to our size and nature, internal audit functions may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assist in the technical review of transactions for financial reporting

We believe that the foregoing will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	March 5, 2013
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	March 5, 2013
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

As discussed in Note 4, the accompanying consolidated financial statements as of December 31, 2011, and for the year then ended, and for the period from January 12, 2010 (inception) to December 31, 2011, have been restated.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 27, 2012, (March 5, 2013, as to the effects of the restatement as discussed in Note 4).

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

Assets	12/31/11	12/31/10
	(Restated)
Current assets
Cash and cash equivalents	$1,815,055	$-
Cash in trust account	-	2,521
Deposits	151,125	-
Prepaid expenses	46,619	-
Total current assets	2,012,799	2,521

Other assets
Mineral properties	800,700	100,300

Total assets	$2,813,499	$102,821

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$61,294	$190
Other liabilities	10,661	-
Accrued interest	-	9,558
Notes payable	-	130,800
Total current liabilities	71,955	140,548

Warrant liability	2,361,925	-

Total liabilities	2,433,880	140,548

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value Series A 4,586,539 issued and none issued and outstanding as of 12/31/11 and 12/31/10, respectively	459	-
Common stock, 200,000,000 shares authorized, $ .0001 par value; 29,897,846 shares and 8,678,523 shares issued and outstanding as of 12/31/11 and 12/31/10, respectively	2,990	868
Additional paid in capital	2,644,795	1,953
Deficit accumulated during the exploration stage	(2,268,625)	(40,548)

Total stockholders' equity (deficit)	379,619	(37,727)

Total liabilities and stockholders' equity (deficit)	$2,813,499	$102,821

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2011, the Period from January 12, 2010 (Inception) through December 31, 2010, and the Period from January 12, 2010 (Inception) through December 31, 2011

		Inception	Inception
	Year	(January 12, 2010)	(January 12, 2010)
	Ended	through	through
	12/31/11	12/31/10	12/31/11
	(Restated)		(Restated)
Revenue	$-	$-	$-

Operating expenses
General and administrative	608,750	19,130	627,880
Exploration costs	127,336	11,060	138,396
Marketing	374,853	-	374,853

Total operating expenses	1,110,939	30,190	1,141,129

Net operating loss	(1,110,939)	(30,190)	(1,141,129)

Gain on forgiveness of debt	28,499	-	28,499
Interest expense	(18,941)	(10,358)	(29,299)
Revaluation of warrant liability	(1,126,696)	-	(1,126,696)

Net loss	$(2,228,077)	$(40,548)	$(2,268,625)

Weighted average common shares outstanding – basic and diluted	14,641,678	6,089,374

Loss per common share – basic and diluted	$(0.15)	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
 (An Exploration Stage Company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from January 12, 2010 (inception) through December 31, 2011

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)
					(Restated)	(Restated)	(Restated)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,414,758		2,415,671
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,228,077)	(2,228,077)

Balance, December 31, 2011	4,586,539	$459	29,897,846	$2,990	$2,644,795	$(2,268,625)	$379,619

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011, the Period from January 12, 2010 (Inception) through December 31, 2010, and the Period from January 12, 2010 (Inception) through December 31, 2011

		Inception	Inception
	Year	(January 12, 2010)	(January 12, 2010)
	Ended	through	through
	12/31/11	12/31/10	12/31/11
	(Restated)		(Restated)
Cash flows from operating activities
Net loss	$(2,228,077)	$(40,548)	$(2,268,625)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	(28,499)	-	(28,499)
Revaluation of warrant liability	1,126,696	-	1,126,696
Stock-based compensation	392,189	-	392,189
Change in operating assets and liabilities:
Cash in trust account	2,521	(2,521)	-
Receivable from pre-merger Bullfrog	48,637	-	48,637
Deposits	(99,761)	-	(99,761)
Prepaid expenses	(46,619)	-	(46,619)
Accounts payable	61,104	190	61,294
Other liabilities	(2,722)	-	(2,722)
Accrued interest	18,941	9,558	28,499

Net cash used in operating activities	(755,590)	(33,321)	(788,911)

Cash flows from investing activity
Acquisition of property	(150,000)	-	(150,000)

Net cash used in investing activity	(150,000)	-	(150,000)

Cash flows from financing activities
Proceeds from sales of common stock	545	2,521	3,066
Proceeds from private placement of common stock, preferred stock and warrants	2,710,000	-	2,710,000
Proceeds from notes payable	10,100	60,800	70,900
Repayment of notes payable	-	(30,000)	(30,000)

Net cash provided by financing activities	2,720,645	33,321	2,753,966

Net increase in cash and cash equivalents	1,815,055	-	1,815,055

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$1,815,055	$-	$1,815,055

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property	$400	$300	$700
Issuance of note payable for acquisition of mineral property	$550,000	$100,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog	$250,000	$-	$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement	$940,900	$-	$940,900
Contribution of deposits by shareholder	$51,364	$-	$51,364

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

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of $2,268,625 as of December 31, 2011. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis. As a result of the $2,710,000 of net proceeds received from the Private Placement, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2012. There are no assurances that the Company will be successful in meeting its cash flow requirements.

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

Warrant Liability Amount
Beginning balance	$--
Issuance of derivative warrants in private placement	1,235,229
Exercise or expiration	--
Change in fair value of warrant liability	1,126,696
Ending balance at December 31, 2011	$2,361,925

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

	Inception	December 31, 2011
Fair market value of common stock	$0.60	$0.95
Exercise price	$0.60	$0.60
Term (1)	3 Years	2.75 Years
Volatility range (2)	68.5%	63.9%
Risk-free rate (3)	0.50%	0.50%

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

NOTE 4 – INCOME TAXES
The effective income tax rate for the year ended December 31, 2011 and the period from January 12, 2010 (inception) to December 31, 2010 consisted of the following:

	2011	2010
Federal statutory income tax rate	(35.0%)	(35.0%)
Increase in valuation allowance	35.0%	35.0%
Net income tax provision (benefit)	-	-

The components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal net operating loss carryovers	$199,485	$14,192
Mineral property	12,969	-
Warrant liability	394,344	-
Stock compensation	137,266	-
Reorganization costs	49,886	-
Deferred tax asset	$793,950	$14,192

Deferred tax liabilities:

Total deferred liabilities	-	-

Net deferred tax asset	793,950	14,192
Less: valuation allowance	(793,950)	(14,192)

Deferred tax asset	$-	$-

The Company has approximately a $569,956 net operating loss carryover as of December 31, 2011.  The net operating loss may offset against taxable income through the year ended December 31, 2031.  A portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2011, as the likelihood of the realization of the tax benefits cannot be determined.  The valuation allowance increased by $779,758 and $14,192 for the years ended December 31, 2011 and 2010, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 5 – RESTATEMENT
The Company’s consolidated financial statements have been restated as follows as of December 31, 2011:

	As Originally Reported	Adjustment	As Restated
Consolidated Balance Sheet as of December 31, 2011

Additional paid in capital	$3,208,096	(563,301)	$2,644,795
Deficit accumulated during the exploration stage	(2,831,926)	563,301	(2,268,625)

Consolidated Statement of Operations for the Year Ended December 31, 2011

Revaluation of warrant liability	(1,689,997)	563,301	(1,126,696)
Net loss	(2,791,378)	563,301	(2,228,077)
Loss per common share – basic and diluted	(0.19)		(0.15)

Consolidated Statement of Operations for January 12, 2010 (inception) through December 31, 2011

Revaluation of warrant liability	(1,689,997)	563,301	(1,126,696)
Net loss	(2,831,926)	563,301	(2,268,625)

Consolidated Statement of Stockholders’ Equity (Deficit)

Issuance of stock and warrants in private placement, September 2011
Additional paid in capital	2,978,059	(563,301)	2,414,758
Total Stockholders’ equity	2,978,972	(563,301)	2,415,671
Net loss for the year ended December 31, 2011
Deficit accumulated during the exploration stage	(2,791,378)	563,301	(2,228,077)
Total Stockholders’ equity	(2,791,378)	563,301	(2,228,077)
Balance December 31, 2011
Additional paid in capital	3,208,096	(563,301)	2,644,795
Deficit accumulated during the exploration stage	(2,831,926)	563,301	(2,268,625)

Consolidated Statement of Cash Flows for the Year Ended December 31, 2011

Net loss	(2,791,378)	563,301	(2,228,077)
Revaluation of warrant liability	1,689,997	(563,301)	1,126,696

Consolidated Statement of Cash Flows for January 12, 2010 (inception) through December 31, 2011

Net loss	(2,831,926)	563,301	(2,268,625)
Revaluation of warrant liability	1,689,997	(563,301)	1,126,696

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