Form 10-Q/A
period 2012-03-31
Bullfrog Gold Corp.
filed 2013-03-05
CIK 1448597

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on May 10, 2012 (the “Original Report”). Management of Bullfrog Gold Corp. (the “Company”, “we”, “us”, or “our”), determined that: (i) the unaudited consolidated financial statements for the period ended September 30, 2011 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, (ii) the audited consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10-K for the year ending December 31, 2011 and, (iii) the unaudited consolidated financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, included in the Quarterly Reports on Form 10-Q for the periods ending on March 31, 2012, June 30, 2012 and September 30, 2012, respectively, could no longer be relied upon. This determination was made after a review of the proper accounting treatment as it relates to the Company’s warrant liability.

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

BULLFROG GOLD CORP.
TABLE OF CONTENTS TO FORM 10-Q

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011

Assets	3/31/12	12/31/11
	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$1,432,851	$1,815,055
Deposits	7,938	151,125
Prepaid expenses	13,329	46,619
Total current assets	1,454,118	2,012,799

Other assets
Mineral properties	800,700	800,700

Total assets	$2,254,818	$2,813,499

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$32,009	$61,294
Other liabilities	8,715	10,661
Total current liabilities	40,724	71,955

Warrant liability	1,569,116	2,361,925

Total liabilities	1,609,840	2,433,880

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, $.0001 par value Series A 4,586,539 issued and outstanding as of 3/31/12 and 12/31/11, respectively	459	459
Common stock, 200,000,000 shares authorized, $ .0001 par value; 29,897,846 shares issued and outstanding as of 3/31/12 and 12/31/11, respectively	2,990	2,990
Additional paid in capital	2,977,487	2,644,795
Deficit accumulated during the exploration stage	(2,335,958)	(2,268,625)

Total stockholders' equity	644,978	379,619

Total liabilities and stockholders' equity	$2,254,818	$2,813,499

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through March 31, 2012

			Inception
			(January 12, 2010)
	Three Months Ended		through
	3/31/12	3/31/11	3/31/12
			(Restated)
Revenue	$-	$-	$-

Operating expenses
General and administrative	273,332	-	901,212
Exploration costs	327,202	-	465,598
Marketing	259,608	-	634,461

Total operating expenses	860,142	-	2,001,271

Net operating loss	(860,142)	-	(2,001,271)

Gain on forgiveness of debt	-	-	28,499
Interest expense	-	(5,994)	(29,299)
Revaluation of warrant liability	792,809	-	(333,887)

Net loss	$(67,333)	$(5,994)	$(2,335,958)

Weighted average common shares outstanding – basic and diluted	29,897,846	8,978,523

Loss per common share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 12, 2010 (inception) through March 31, 2012

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)
					(Restated)	(Restated)	(Restated)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,414,758		2,415,671
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,228,077)	(2,228,077)

Balance, December 31, 2011	4,586,539	459	29,897,846	2,990	2,644,795	(2,268,625)	379,619

Stock-based compensation					332,692		332,692
Net loss for the three months ended March 31, 2012						(67,333)	(67,333)

Balance, March 31, 2012	4,586,539	$459	29,897,846	$2,990	$2,977,487	$(2,335,958)	$644,978

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through March 31, 2012

			Inception
			(January 12, 2010)
	Three Months Ended		through
	3/31/12	3/31/11	3/31/12
			(Restated)
Cash flows from operating activities
Net loss	$(67,333)	$(5,994)	$(2,335,958)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	-	(28,499)
Revaluation of warrant liability	(792,809)	-	333,887
Stock-based compensation	332,692	-	724,881
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	-	-	48,637
Deposits	143,187	-	43,426
Prepaid expenses	33,290	-	(13,329)
Accounts payable	(29,285)	-	32,009
Other liabilities	(1,946)	-	(4,668)
Accrued interest	-	5,994	28,499

Net cash used in operating activities	(382,204)	-	(1,171,115)

Cash flows from investing activity
Acquisition of property	-	-	(150,000)

Net cash used in investing activity	-	-	(150,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	-	3,066
Proceeds from private placement of common stock, preferred stock and warrants	-	-	2,710,000
Proceeds from notes payable	-	-	70,900
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	-	-	2,753,966

Net increase (decrease) in cash and cash equivalents	(382,204)	-	1,432,851

Cash and cash equivalents, beginning of period	1,815,055	-	-

Cash and cash equivalents, end of period	$1,432,851	$-	$1,432,851

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property			$700
Issuance of note payable for acquisition of mineral property			$650,000
Issuance of note payable for receivable from pre-merger Bullfrog			$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement			$940,900
Contribution of deposits by shareholder			$51,364

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

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of $2,335,958 as of March 31, 2012. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The September 30, 2011 closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis. As a result of the $2,710,000 of net proceeds received from the Private Placement, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2012. There are no assurances that the Company will be successful in meeting its cash flow requirements.

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

NOTE 5 – RESTATEMENT

The Company’s consolidated financial statements have been restated as follows as of March 31, 2012:

	As Originally Reported	Adjustment	As Restated
Consolidated Balance Sheet as of March 31, 2012

Additional paid in capital	$3,540,788	(563,301)	$2,977,487
Deficit accumulated during exploration stage	(2,899,259)	563,301	(2,335,958)

Consolidated Balance Sheet as of December 31, 2011

Additional paid in capital	3,208,096	(563,301)	2,644,795
Deficit accumulated during exploration stage	(2,831,926)	563,301	(2,268,625)

Consolidated Statement of Operations for January 12, 2010 (inception) through March 31, 2012

Revaluation of warrant liability	(897,188)	563,301	(333,887)
Net loss	(2,899,259)	563,301	(2,335,958)

Consolidated Statement of Stockholders’ Equity (Deficit)

Issuance of stock and warrants in private placement, September 2011
Additional paid in capital	2,978,059	(563,301)	2,414,758
Total Stockholders’ equity	2,978,972	(563,301)	2,415,671
Net loss for the year ended December 31, 2011
Deficit accumulated during the exploration stage	(2,791,378)	563,301	(2,228,077)
Total Stockholders’ equity	(2,791,378)	563,301	(2,228,077)
Balance December 31, 2011
Additional paid in capital	3,208,096	(563,301)	2,644,795
Deficit accumulated during the exploration stage	(2,831,926)	563,301	(2,268,625)
Balance March 31, 2012
Additional paid in capital	3,540,788	(563,301)	2,977,487
Deficit accumulated during the exploration stage	(2,899,259)	563,301	(2,335,958)

Consolidated Statement of Cash Flows for January 12, 2010 (inception) through March 31, 2012

Net loss	(2,899,259)	563,301	(2,335,958)
Revaluation of warrant liability	897,188	(563,301)	333,887

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

Liquidity and Capital Resources
As a result of the Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of March 31, 2012 we did not have any debt. Losses from operations have been incurred since inception and there is an accumulated deficit of $2,335,958 as of March 31, 2012. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona along with continued exploration at the Bullfrog Gold Project in Nevada. These funds will provide us with the opportunity for additional selective acquisitions. See Note 2 in the Notes to Financial Statements for additional details concerning the reverse merger transaction.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2012 and that the failure to have multiple levels of transaction review due to limited personnel constitutes a material weakness in internal controls. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions, which results in a material weakness in internal control over our financial reporting.  Due to our size and nature, internal audit functions may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assist in the technical review of transactions for financial reporting.

With respect to the quarterly period ended March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2012 and that the failure to have multiple levels of transaction review due to limited personnel constitutes a significant deficiency in internal controls. To the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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