Form 10-Q/A
period 2012-06-30
Bullfrog Gold Corp.
filed 2013-03-05
CIK 1448597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly report on Form 10-Q which was originally filed on August 3, 2012 (the “Original Report”). Management of Bullfrog Gold Corp. (the “Company”, “we”, “us”, or “our”), determined that: (i) the unaudited consolidated financial statements for the period ended September 30, 2011 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, (ii) the audited consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10-K for the year ending December 31, 2011 and, (iii) the unaudited consolidated financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, included in the Quarterly Reports on Form 10-Q for the periods ending on March 31, 2012, June 30, 2012 and September 30, 2012, respectively, could no longer be relied upon. This determination was made after a review of the proper accounting treatment as it relates to the Company’s warrant liability.

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

Please see Note 6 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of these restatements.

No other changes have been made to the Original Report. This Amendment speaks as of the original date of the Original Report, does not reflect events that may have occurred subsequent to the filing of the Original Report and does not modify or update in any way disclosures made in the Original Report other than as described above.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011

Assets	6/30/12	12/31/11
	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$312,974	$1,815,055
Deposits	7,938	151,125
Prepaid expenses	9,255	46,619
Total current assets	330,167	2,012,799

Other assets
Mineral properties	975,700	800,700

Total assets	$1,305,867	$2,813,499

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$183,779	$61,294
Other liabilities	11,911	10,661
Total current liabilities	195,690	71,955

Warrant liability	1,148,068	2,361,925

Total liabilities	1,343,758	2,433,880

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 4,586,539 issued and outstanding as of 6/30/12 and 12/31/11, respectively	459	459
Common stock, 200,000,000 shares authorized, $ .0001 par value; 30,053,846 shares
and 29,897,846 shares issued and outstanding as of 6/30/12 and 12/31/11, respectively	3,005	2,990
Additional paid in capital	3,251,942	2,644,795
Deficit accumulated during the exploration stage	(3,293,297)	(2,268,625)

Total stockholders' equity (deficit)	(37,891)	379,619

Total liabilities and stockholders' equity	$1,305,867	$2,813,499

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011, the Six Months Ended June 30, 2012 and 2011
and the Cumulative Period from January 12, 2010 (Inception) through June 30, 2012

					Inception
					(January 12, 2010)
	Three Months Ended		Six Months Ended		through
	6/30/12	6/30/11	6/30/12	6/30/11	6/30/12
					(Restated)
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	268,279	25,761	540,112	25,761	1,167,992
Exploration costs	531,811	-	860,512	-	998,908
Marketing	578,297	-	837,905	-	1,212,758

Total operating expenses	1,378,387	25,761	2,238,529	25,761	3,379,658

Net operating loss	(1,378,387)	(25,761)	(2,238,529)	(25,761)	(3,379,658)

Gain on forgiveness of debt	-	-	-	-	28,499
Interest expense	-	(6,408)	-	(12,402)	(29,299)
Revaluation of warrant liability	421,048	-	1,213,857	-	87,161

Net loss	$(957,339)	$(32,169)	$(1,024,672)	$(38,163)	$(3,293,297)

Weighted average common shares outstanding – basic and diluted	29,927,190	8,978,523	29,912,437	8,978,523

Loss per common share – basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 12, 2010 (inception) through June 30, 2012

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)
					(Restated)	(Restated)	(Restated)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,414,758		2,415,671
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,228,077)	(2,228,077)

Balance, December 31, 2011	4,586,539	459	29,897,846	2,990	2,644,795	(2,268,625)	379,619

Stock-based compensation					513,912		513,912
Issuance of Common stock for services, April 2012			31,000	3	23,247		23,250
Issuance of Common stock for services, May 2012			25,000	2	16,998		17,000
Issuance of Common stock for services, June 2012			100,000	10	52,990		53,000
Net loss for the six months ended June 30, 2012						(1,024,672)	(1,024,672)

Balance, June 30, 2012	4,586,539	$459	30,053,846	$3,005	$3,251,942	$(3,293,297)	$(37,891)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through June 30, 2012

			Inception
			(January 12, 2010)
	Six Months Ended		through
	6/30/12	6/30/11	6/30/12
			(Restated)
Cash flows from operating activities
Net loss	$(1,024,672)	$(38,163)	$(3,293,297)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	-	(28,499)
Revaluation of warrant liability	(1,213,857)	-	(87,161)
Stock-based compensation	513,912	-	906,101
Stock issued for services	93,250		93,250
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	-	15,661	48,637
Deposits	143,187	-	43,426
Prepaid expenses	37,364	-	(9,255)
Accounts payable	122,485	-	183,779
Other liabilities	1,250	-	(1,472)
Accrued interest	-	12,402	28,499

Net cash used in operating activities	(1,327,081)	(10,100)	(2,115,992)

Cash flows from investing activity
Acquisition of property	(175,000)	-	(325,000)

Net cash used in investing activity	(175,000)	-	(325,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	-	3,066
Proceeds from private placement of common stock, preferred stock and warrants	-	-	2,710,000
Proceeds from notes payable	-	10,100	70,900
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	-	10,100	2,753,966

Net increase (decrease) in cash and cash equivalents	(1,502,081)	-	312,974

Cash and cash equivalents, beginning of period	1,815,055	-	-

Cash and cash equivalents, end of period	$312,974	$-	$312,974

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property			$700
Issuance of note payable for acquisition of mineral property		$550,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog			$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement			$940,900
Contribution of deposits by shareholder			$51,364

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

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of $3,293,297 as of June 30, 2012. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The September 30, 2011 closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis. As a result of the $2,710,000 of net proceeds received from the Private Placement, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2012. There are no assurances that the Company will be successful in meeting its cash flow requirements.

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

NOTE 6 – RESTATEMENT
The Company’s consolidated financial statements have been restated as follows as of June 30, 2012:

	As Originally Reported	Adjustment	As Restated
Consolidated Balance Sheet as of June 30, 2012

Additional paid in capital	$3,815,243	(563,301)	$3,251,942
Deficit accumulated during the exploration stage	(3,856,598)	563,301	(3,293,297)

Consolidated Balance Sheet as of December 31, 2011

Additional paid in capital	3,208,096	(563,301)	2,644,795
Deficit accumulated during exploration stage	(2,831,926)	563,301	(2,268,625)

Consolidated Statement of Operations for January 12, 2010 (inception) through June 30, 2012

Revaluation of warrant liability	(476,140)	563,301	87,161
Net loss	(3,856,598)	563,301	(3,293,297)

Consolidated Statement of Stockholders’ Equity (Deficit)

Issuance of stock and warrants in private placement, September 2011
Additional paid in capital	2,978,059	(563,301)	2,414,758
Total Stockholders’ equity	2,978,972	(563,301)	2,415,671
Net loss for the year ended December 31, 2011
Deficit accumulated during the exploration stage	(2,791,378)	563,301	(2,228,077)
Total Stockholders’ equity	(2,791,378)	563,301	(2,228,077)
Balance December 31, 2011
Additional paid in capital	3,208,096	(563,301)	2,644,795
Deficit accumulated during the exploration stage	(2,831,926)	563,301	(2,268,625)
Balance June 30, 2012
Additional paid in capital	3,815,243	(563,301)	3,251,942
Deficit accumulated during the exploration stage	(3,856,598)	563,301	(3,293,297)

Consolidated Statement of Cash Flows for January 12, 2010 (inception) through June 30, 2012

Net loss	(3,856,598)	563,301	(3,293,297)
Revaluation of warrant liability	476,140	(563,301)	(87,161)

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

Liquidity and Capital Resources
As a result of the Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of June 30, 2012 we did not have any debt. Losses from operations have been incurred since inception and there is an accumulated deficit of $3,293,297 as of June 30, 2012. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We do not believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona or the Bullfrog Gold Project in Nevada and Klondike Project in Nevada.  See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the reverse merger transaction.

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

With respect to the quarterly period ended June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2012 and that the failure to have multiple levels of transaction review due to limited personnel constitutes a material weakness in internal controls.  Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions, which results in a material weakness in internal control over our financial reporting.  Due to our size and nature, internal audit functions may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assist in the technical review of transactions for financial reporting.

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