Form 10-Q/A
period 2012-09-30
Bullfrog Gold Corp.
filed 2013-03-05
CIK 1448597

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on November 13, 2012 (the “Original Report”). Management of Bullfrog Gold Corp. (the “Company”, “we”, “us”, or “our”), determined that: (i) the unaudited consolidated financial statements for the period ended September 30, 2011 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, (ii) the audited consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10-K for the year ending December 31, 2011 and, (iii) the unaudited consolidated financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, included in the Quarterly Reports on Form 10-Q for the periods ending on March 31, 2012, June 30, 2012 and September 30, 2012, respectively, could no longer be relied upon. This determination was made after a review of the proper accounting treatment as it relates to the Company’s warrant liability.

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

Please see Note 7 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of these restatements.

No other changes have been made to the Original Report. This Amendment speaks as of the original date of the Original Report, does not reflect events that may have occurred subsequent to the filing of the Original Report and does not modify or update in any way disclosures made in the Original Report other than as described above.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011

Assets	9/30/12	12/31/11
	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$29,005	$1,815,055
Deposits	10,875	151,125
Prepaid expenses	24,026	46,619
Total current assets	63,906	2,012,799

Other assets
Mineral properties	975,700	800,700

Total assets	$1,039,606	$2,813,499

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$56,170	$61,294
Other liabilities	10,084	10,661
Notes payable	200,000	-
Total current liabilities	266,254	71,955

Warrant liability	151,450	2,361,925

Total liabilities	417,704	2,433,880

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 4,586,539 issued and outstanding as of 9/30/12 and 12/31/11, respectively	459	459
Common stock, 200,000,000 shares authorized, $ .0001 par value; 30,153,846 shares
and 29,897,846 shares issued and outstanding as of 9/30/12 and 12/31/11, respectively	3,015	2,990
Additional paid in capital	3,492,151	2,644,795
Deficit accumulated during the exploration stage	(2,873,723)	(2,268,625)

Total stockholders' equity	621,902	379,619

Total liabilities and stockholders' equity	$1,039,606	$2,813,499

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2012 and 2011, the Nine Months Ended September 30, 2012 and 2011
and the Cumulative Period from January 12, 2010 (Inception) through September 30, 2012

					Inception
					(January 12, 2010)
	Three Months Ended		Nine Months Ended		through
	9/30/12	9/30/11	9/30/12	9/30/11	9/30/12
					(Restated)
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	228,910	162,517	769,022	188,278	1,396,902
Exploration costs	132,624	-	993,136	-	1,131,532
Marketing	215,510	23,464	1,053,415	23,464	1,428,268

Total operating expenses	577,044	185,981	2,815,573	211,742	3,956,702

Net operating loss	(577,044)	(185,981)	(2,815,573)	(211,742)	(3,956,702)

Gain on forgiveness of debt	-	28,499	-	28,499	28,499
Interest expense	-	(6,539)	-	(18,941)	(29,299)
Revaluation of warrant liability	996,618	-	2,210,475	-	1,083,779

Net income (loss)	$419,574	$(164,021)	$(605,098)	$(202,184)	$(2,873,723)

Weighted average common shares outstanding - basic	30,120,879	11,078,539	29,982,436	9,283,974
Weighted average common shares outstanding - diluted	34,707,418	11,078,539	29,982,436	9,283,974

Earnings (loss) per common share - basic	$0.01	$(0.01)	$(0.02)	$(0.02)
Earnings (loss) per common share - diluted	$0.01	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011, and the Cumulative Period
from January 12, 2010 (Inception) through September 30, 2012

			Inception
			(January 12, 2010)
	Nine Months Ended		through
	9/30/12	9/30/11	9/30/12
			(Restated)
Cash flows from operating activities
Net loss	$(605,098)	$(202,184)	$(2,873,723)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	(28,499)	(28,499)
Revaluation of warrant liability	(2,210,475)	-	(1,083,779)
Stock-based compensation	695,131	-	1,087,320
Stock issued for services	152,250	-	152,250
Change in operating assets and liabilities:
Cash in trust account	-	2,521	-
Receivable from pre-merger Bullfrog	-	48,637	48,637
Deposits	140,250	-	40,489
Prepaid expenses	22,593	(16,305)	(24,026)
Accounts payable	(5,124)	53,606	56,170
Other liabilities	(577)	(4,179)	(3,299)
Accrued interest	-	18,941	28,499

Net cash used in operating activities	(1,811,050)	(127,462)	(2,599,961)

Cash flows from investing activity
Acquisition of property	(175,000)	-	(325,000)

Net cash used in investing activity	(175,000)	-	(325,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	545	3,066
Proceeds from private placement of common stock, preferred stock and warrants	-	2,710,000	2,710,000
Proceeds from notes payable	200,000	10,100	270,900
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	200,000	2,720,645	2,953,966

Net increase (decrease) in cash and cash equivalents	(1,786,050)	2,593,183	29,005

Cash and cash equivalents, beginning of period	1,815,055	-	-

Cash and cash equivalents, end of period	$29,005	$2,593,183	$29,005

Noncash investing and financing activities

Issuance of common stock for acquisition of mineral property		$400	$700
Issuance of note payable for acquisition of mineral property		$550,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog		$250,000	$250,000
Conversion of notes payable to common stock, preferred stock and warrants in private placement		$940,900	$940,900
Contribution of deposits by shareholder			$51,364

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of $2,873,723 as of September 30, 2012. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The September 30, 2011 closing of the private placement of the Company’s securities for $3,650,900 (the “Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis.   The Company believes it will need to find additional sources of financing to meet its obligations through December 31, 2012.  There are no assurances that the Company will be successful in meeting its cash flow requirements. We are currently in the due diligence stage of negotiating a debt facility that will finance the general and administrative expense along with the projected costs of exploring the Newsboy project through 2013.  In addition, we are seeking additional financing of approximately $2,000,000 of private equity financing to fund our general corporate expenses as well as investor relation programs.

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

NOTE 7 – RESTATEMENT

The Company’s consolidated financial statements have been restated as follows as of September 30, 2012:

	As Originally Reported	Adjustment	As Restated
Consolidated Balance Sheet as of September 30, 2012

Additional paid in capital	$4,055,452	(563,301)	$3,492,151
Deficit accumulated during the exploration stage	(3,437,024)	563,301	(2,873,723)

Consolidated Balance Sheet as of December 31, 2011

Additional paid in capital	3,208,096	(563,301)	2,644,795
Deficit accumulated during the exploration stage	(2,831,926)	563,301	(2,268,625)

Consolidated Statement of Operations for January 12, 2010 (inception) through September 30, 2012

Revaluation of warrant liability	520,478	563,301	1,083,779
Net loss	(3,437,024)	563,301	(2,873,723)

Consolidated Statement of Cash Flows for January 12, 2010 (inception) through September 30, 2012

Net loss	(3,437,024)	563,301	(2,873,723)
Revaluation of warrant liability	(520,478)	(563,301)	(1,083,779)

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

Liquidity and Capital Resources

As a result of the Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the Private Placement) we received net cash proceeds of $2,710,000. As of September 30, 2012 we had $200,000 in debt, see Note 5 in the Notes to Consolidated Financial Statements for additional details. Losses from operations have been incurred since inception and there is an accumulated deficit of $2,873,723 as of September 30, 2012. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. We do not believe that we will have sufficient cash to continue to explore and develop the Newsboy Gold Project in Arizona or the Bullfrog Gold Project in Nevada and Klondike Project in Nevada.  See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the reverse merger transaction.

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

With respect to the quarterly period ended September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2012 and that the failure to have multiple levels of transaction review due to limited personnel constitutes a material weakness in internal controls. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions, which results in a material weakness in internal control over our financial reporting. Due to our size and nature, internal audit functions may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assist in the technical review of transactions for financial reporting.

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