Form 10-K
period 2012-12-31
Bullfrog Gold Corp.
filed 2013-03-18
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,933,923.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,287,945 shares of common stock, par value $0.0001, were outstanding on March 11, 2013.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits	45
	Signatures	47

GLOSSARY OF SELECTED MINING TERMS

Breccia	Broken sedimentary and volcanic rock fragments cemented by a fine-grained matrix.

Clastic Rock	Fragments, or clasts, of pre-existing minerals.

Cutoff Grade:	The minimum mineral content included in mineral and ore reserve estimates and that may be economically mined and or processed.

Detachment Fault:	A regionally extensive, gently dipping normal fault that is commonly associated with extension in large blocks of the earth’s crust.

Exploration Stage:
The US Securities and Exchange Commission’s descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are neither in the development or production stage.

Metamorphic Rock:	Rock that has transformed to another rock form after intense heat and pressure.

Miocene	A geologic era that extended form 5 million to 23 million years ago.

Net Smelter Royalty:
A percentage  payable to an owner or lessee from the production or net proceeds received by the operator from a smelter or refinery, less transportation, insurance, smelting and refining costs and penalties as set out in a royalty agreement. For gold and silver royalties, the deductions are relatively low while for base metals the deductions can be substantial.

Paleozoic:	A geologic era extending from 230 million to 600 million years ago.

Photogrammetry:	The science of making measurements from photographs. The output is typically a map or a drawing.

Protozeroic:	A geologic era extending from 540 million years to 2,500 million years ago.

Reserves:	That part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve estimate

Reverse Circulation (RC):	A drilling method whereby drill cuttings are returned to the surface through the annulus between inner and outer drill rods, thereby minimizing contamination from wall rock.

Rhyolite	An igneous, volcanic extrusive rock containing more than 69% silica.

Schist	A group metamorphic rocks that contain more than 50% platy and elongated minerals such as mica.

Siliciclastic Rock:	Non-carbonate sedimentary rocks that are almost exclusively silicas-bearing, either as quartz or silicate minerals.

Tertiary	A geologic era from 2.6 million to 65 million years ago.

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

On September 30, 2011, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Standard Gold Corp., a privately held Nevada corporation (“Standard Gold”), and Bullfrog Gold Acquisition Corp., the Company’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which Standard Gold merged with and into Acquisition Sub, with Standard Gold as the surviving entity, causing Standard Gold to become the Company’s wholly-owned subsidiary (the “Merger”). Following the closing of the Merger the Company conducted a private placement (the “2011 Private Placement”) pursuant to which it sold units at a per unit price of $0.40 to thirty-five accredited investors with each unit consisting of one share of the Company’s common stock (except that three investors elected to receive, in lieu of common stock, one share of Series A Preferred Stock), and one warrant to purchase 50% of the number of shares purchased at an exercise price of $0.60 per share. Immediately following the closing of the Merger, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred substantially all of its pre-exchange assets and liabilities to a wholly-owned subsidiary, Kopr Resources Holdings, Inc. (“SplitCo”) and thereafter, pursuant to a stock purchase agreement, transferred all of the outstanding capital stock of SplitCo to our former officer and director in exchange for the cancellation of shares of our common stock she owned. See Note 2 in the Notes to Financial Statements for additional details concerning the reverse merger transaction.

On November 2, 2012 the Board of Directors unilaterally amended the exercise price of the Warrants as part of the 2011 Private Placement from $0.60 to $0.40.

On November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to certain accredited investors pursuant to a subscription agreement.

On December 10, 2012 (the “Closing Date”), the Company entered into a Facility Agreement evidencing a secured loan (the “Facility”) with RMB Australia Holdings Limited (“RMB”), as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.  Standard Gold will pay an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility.  The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility.

On December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to certain accredited investors pursuant to a subscription agreement.

On December 21, 2012, the Board of Directors of the Company approved a stock compensation distribution to David Beling, the Chief Executive Officer and President of the Company, and Tyler Minnick, the Company’s Vice President of Administration and Finance in lieu of a cash year-end bonus and performance bonus. The Company awarded a total of 400,000 shares of its restricted common stock, par value $0.0001 per share (the “Common stock”) to Mr. Beling and awarded 100,000 shares of its restricted Common Stock to Mr. Minnick. The restricted stock awards were made at $0.37 per share determined by the Company’s board of directors based on the closing price of the Company’s Common Stock on the Over the Counter Bulletin Board on December 21, 2012. The restricted stock awards of Common Stock are 100% percent vested as of the grant date. There are no plans to register the shares of restricted stock and therefore sales of such shares will be subject to transfer restrictions pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

On February 4, 2013, we sold an aggregate of 1,800,060 units with gross proceeds to the Company of $450,015 to five accredited investors pursuant to a subscription agreement.

We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired exploration permits on state lands and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 6,860 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired three projects, as described below.

Newsboy Project
The Newsboy Project comprises 4,958 acres of state, federal and patented lands located 45 miles northwest of Phoenix, Arizona. In June 2012 the Company determined that one of the state permits was not beneficial to the project and did not renew one of the four state permits therefore reducing the land holdings from 5,240 to 4,958 acres and three state permits (in the normal course of business we have staked over 100 additional mining claims for the Newsboy Project, but these have not yet been filed with the US BLM or Maricopa County. As a result, the official ownership of these claims has not been recorded. After recordation, these additional claims will be owned by the Company and increase our Newsboy Project to approximately 7,400 acres).  The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site and provide excellent infrastructure. Approximately 1.2 million ounces of gold and 1 million ounces of silver have been produced within 25 miles of the Newsboy Project from several historic mines, including the Vulture, Congress, Octave and Yarnell.

In September 2011, the Company obtained the working right and option to earn a 100% interest in and to the Newsboy Project. Terms of this Agreement include the payment of $3,425,000 during the five-year period ending January 2017 plus a 2% net smelter royalty.

In addition to the main mineral zone drilled by predecessors, the Newsboy Project has nine relatively shallow priority drill targets and other secondary targets below existing drill depths. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones and collect additional environmental and technical data. The Company has contracted an independent certified professional geologist, Clive Bailey, to prepare the permits and plans for the drill programs. Mr. Bailey also procures the drilling, assaying and surveying firms to complete the work and manages all the field activities on the project. All deliverables to the Company by Mr. Bailey from the period September 2011 to date include proposed and actual drill hole locations, geology logs of drill cuttings, plan maps and cross-sections and data received from drillers, assayers and surveyors. Mr. Bailey was engaged as an independent contractor by the President of the Company, who has known Mr. Bailey for 30 years. We paid Mr. Bailey approximately $130,000 for the period October 1, 2011 to September 30, 2012.  We have not requested Mr. Bailey to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs.

The following is a description of the first two phases of drilling the Company completed in 2012 at the Newsboy Project:

PHASE 1:

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

•
Sixteen additional holes were drilled in the large area surrounding the proposed open pit limits. Nine of these holes contained mineralization above the cutoff grade of 0.015 gold opt (0.5 g/mt).  A total of 24 drill holes were drilled in Phase 1.

PHASE 2:

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

The Company intends to continue drilling the Newsboy Project and surrounding area during 2013. Phase 3 drilling was completed in early March 2013, with 26 drill holes, the drill data is currently being analyzed. The completion of Phase 3 drilling brings the total drill holes completed by the Company to 74. The Company is planning to update the historic feasibility study and environmental permit applications. Phase 4 is expected to begin in April with approximately 24 drill holes and phase 5 is expected to begin in December with approximately 24 drill holes.

In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995. The company also intends to stake during early 2013 several additional mining claims in and around its current land holdings.

On December 11, 2012 the Company entered a lease agreement with Vulture View Mine, LLC (“Vulture View”) to lease two patents of approximately 38 acres.  As a result the Company’s land position as of January 1, 2013 totals 4,958 acres (in the normal course of business we have staked over 100 additional mining claims for the Newsboy Project, but these have not yet been filed with the US BLM or Maricopa County. As a result, the official ownership of these claims has not been recorded. After recordation, these additional claims will be owned by the Company and increase our Newsboy Project to approximately 7,400 acres). The Company paid $20,000 on December 11, 2012 for the first two lease years and agreed to a work commitment of $100,000 to explore the patents and surrounding area during the first lease year.   The Company will pay Vulture View $10,000 on the second anniversary and $10,000 each year thereafter until termination of the lease.

In addition, the Company shall pay Vulture View net smelter production royalties as set forth in the table below. Notwithstanding the forgoing, at the Company’s sole and absolute discretion prior to the commencement of commercial production from the two patents, the Company shall have the right at any time to purchase or buy-down up to one half of any, each or all of the three royalty components from Vulture View by making payments of $100,000.00 per 0.5% of base net smelter return royalties for Gold, Silver and/or Other Products to Vulture View, which shall be exercised only in one-half increments of percentage points. In the event that the Company exercises the right to purchase or buy-down the Royalty, Vulture View shall deliver to the Company any documents as the Company may require, evidencing such reduction of Vulture View’s Royalty interest. For clarification, the parties understand that any royalty payments made by the Company to Vulture View prior to the election to purchase the Royalty may not be credited toward the buy-down price.

	Base NSR, %	Prices	Max. Buy- Down NSR, %
Gold	1.0	less than $1,200/ tr oz	0.50
	1.5	$1,201 to $1,600	0.75
	2.0	$1,601 to $2,000	1.00
	2.5	$2,001 to $2,400	1.25
	3.0	$2,401 to $2,800	1.50
	3.5	$2,801 to $3,200	1.75
	4.0	$3,200 to $4,000	2.00
	4.5	$4,000 to $5,000	2.25
	5.0	greater than $5,000	2.50

Silver	1.0	less than $15/ tr oz	0.50
	1.5	$15.01 to $30	0.75
	2.0	$30.01 to $45	1.00
	2.5	$45.01 to $60	1.25
	3.0	$60.01 to $75	1.50
	3.5	$75.01 to $90	1.75
	4.0	$90.01 to $105	2.00
	4.5	$105.01 to $120	2.25
	5.0	greater than $120	2.50

Other Products	2.0	Determined by Product	1.00

For further details and description of the Newsboy Project, please see Item 2, Properties, herein.

Bullfrog Project
The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company proposes to drill 22 holes during 2013 to test for potential mineralization that may extend from the Montgomery-Shoshone open pit mine onto the Company’s adjacent property. The Company has engaged Mr. Chip Allender, certified professional geologist to prepare drilling plans and permit applications for the Bullfrog Project.  Mr. Allender was engaged as an independent contractor by the President of the Company, who has known Mr. Allender for four years. We paid Mr. Allender approximately $30,000 for the period October 1, 2011 to September 30, 2012.  We have not requested Mr. Allender to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs.

For further details and description of the Bullfrog Project, please see Item 2, Properties, herein.

Klondike Project
The Company acquired the option to purchase the Klondike Project in Nevada in June 2012.  The Klondike Project is located in the Alpha Mining District about 40 miles north of Eureka, Nevada. The initial property included 64 unpatented mining claims, to which Bullfrog recently staked an additional 168claims for a total of 4,640 acres

The Klondike Project covers mineralized structures 5 miles long and 1.5 miles wide along the west flank of the Sulfur Springs mountain range.  The rocks within this corridor are intensely broken by numerous periods of faulting, thereby providing a favorable environment for several sequences of hydrothermal solutions to form mineral deposits.   These host rocks are mostly Devonian age sediments typical of most Carlin gold deposits.

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

A total of 156 surface rock chip samples of the Klondike host rocks averaged 32 ppm silver, 1.3 % zinc, 0.8 % lead, 0.16 % copper and anomalous gold.   These contents compare well with major silver-zinc deposits such as San Cristobal in Bolivia, Penasquito in Mexico and the new discovery of Cordero in Mexico, each of which may contain more than 100 million tonnes of ore.  See Note 6 in the Notes to Financial Statements for additional details concerning the purchase transaction.

The Company also used Mr. Allender to evaluate acquisition of the Klondike Project and for developing its permit applications and drilling plans.

For further details and description of the Klondike Project, please see Item 2, Properties, herein.

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

Compliance with Government Regulation
We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the Bureau of Land Management (“BLM”) and Arizona with respect to mining claims on Federal lands and three exploration permits on Arizona state lands at the Newsboy Project.

We are required to pay annual maintenance fees to the BLM to keep our Federal lode and placer mining claims in good standing. The maintenance period begins at noon on September 1st through the following September 1st and payments are due by the first day of the maintenance period. The annual fee is $140 per lode claim and for each 20 acre portion of a placer claim. The Arizona state exploration permits currently are $13,440 per year.

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

Research and Development
During the fiscal years ended December 31, 2012 and 2011 and the period from inception until December 31, 2010, we have had no expense related to research and development.

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

Employees
As of the date of this filing, we employ 2 full-time employees, including our Chief Executive Officer.  We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

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

We will need to obtain additional financing to fund our Bullfrog and Klondike exploration programs.

We do not have sufficient capital to fund our exploration programs for the Bullfrog Project and Klondike Project as it is currently planned or to fund the acquisition and exploration of new properties. We will require additional funding to continue our planned exploration programs and cover the costs of being a public company. We do not have any sources of funding for the Bullfrog Project and the Klondike Project. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

As discussed in later detail (Liquidity and Capital Resources), the Company has obtained financing for the Newsboy Project and certain corporate expenses in the form of a debt facility of $4,200,000 available until March 31, 2014 with the full amount of the loan to be repaid on or before December 10, 2014.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and financial position. The high costs of fuel and other consumables may negatively impact costs of our operations. In addition, the financial crisis may limit our ability to raise capital through credit and equity markets. As discussed further below, the prices of the metals that we may produce are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

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

Our business is exploring for gold and other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to make any money from them unless the gold or other minerals are actually mined or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

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

Our properties in Arizona and Nevada are comprised of two patented parcels, three State exploration permits, twelve unpatented placer claims, and four hundred and one unpatented lode claims. These unpatented claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Although the annual payments and filings for these claims, permits and patents have been maintained, we have conducted limited title search on our Newsboy and Bullfrog project properties. The uncertainty resulting from not having comprehensive title searches on the properties leaves us exposed to potential title suits. Defending any challenges to our property titles may be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future. Potential conflicts to our mineral claims are discussed in detail elsewhere herein.

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

The local climates in Arizona and Nevada may impair or prevent us from conducting exploration activities on our properties year round. Because of their rural locations and current limited infrastructure on site, our properties are generally impassible for several days per year as a result of infrequent but significant rain or snow events. The main access coming from the east to the Newsboy project in Arizona requires crossing a normally dry river bed. However, this access route may be impaired for approximately six days per year, mainly during the monsoon rain season from July through early September. Notwithstanding, the property may be accessed through another, longer route route coming from the west.  The elevation of the Newsboy project is less than 2,000 feet above mean sea level (amsl). The Bullfrog property has occasional snow that can impair exploration activities for a few days per year but would not likely interfere with possible production operations. The elevation of the Bullfrog project ranges from 3,600 to 4,300 feet amsl. The Klondike property ranges in elevation from 6,400 to 7000 feet amsl. Limited snowfall from November through February may impair exploration activities for a few days per year, but is not expected to significantly impact possible production operations.  Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

We do not carry any property or casualty insurance at the Bullfrog of Klondike Projects, however we intend to carry such insurance in the future.

Our business is subject to a number of risks and hazards generally, including but not limited to adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time at the Bullfrog or Klondike Projects, however we intend to carry this type of insurance in the future (we carry all insurances that we are required to by law, such as motor vehicle and workers compensation plus other coverage that may be in the best interest of the Company). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration and operations are often not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities which will adversely affect our financial condition.

Risks Relating to our Organization and our Common Stock

Exercise of options and warrants and/or conversion of preferred stock will dilute your percentage of ownership.

As of March 11, 2013 we have authorized for issuance options to purchase 4,060,000 shares of our common stock and may issue options to purchase up to an aggregate of 4,500,000 shares of common stock under our 2011 Equity Incentive Plan. We also have warrants to purchase 20,972,285 shares of our common stock outstanding and 687,500 shares of Series A Preferred Stock and 2,004,600 shares of Series B Preferred Stock outstanding both of which are convertible into shares of common stock on a one for one basis. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, these new rules and regulations have increased our compliance costs in 2012 and we expect such increased costs to continue beyond 2012 and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants or upon the conversion of our Series A or Series B Preferred Stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

We use paid-for media coverage as part of our investor relations activities.

The Company has entered into third party agreements for activities that we refer to as investor awareness activities.  These activities are intended to familiarize targeted audiences with our business.  These activities may result in attracting interest in our business from writers, bloggers, analysts, newsletters and others.  We are not responsible and we may not be aware of the content or timing of materials produced by such persons.    We may seek to suspend these activities from time to time when we are engaged in capital raising transactions.  Because third parties may continue to disseminate information about us we may be unable to persuade third parties to discontinue these activities.

Our investor relations activities includes paid-for media coverage, personal, video and telephone conferences and non-deal road shows in which our executives meet with prospective investors to discuss the Company’s business plans and methods and our management delivers a presentation about our business that is publicly available on our website.  In addition, to our investor relations activities, we also, in the ordinary course of our business, will attend trade shows and speak at industry conferences and may meet with investors and prospective investors. We do not consider these activities to be part of our investor relations activities.

The Company will sometimes provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced for us by third parties. The Company seeks to direct the third parties to publicly-available information concerning the Company. The Company does not intend to review or approve the content of such reports or materials produced based upon their own industry, market or company research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control nor is the content of such news stories. In addition, investors in the Company may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.   Investor relations activities may also be suspended or discontinued which may impact the trading market of our common stock.  Since we do not control the content and opinions expressed by third parties in connection with our paid-for media coverage, some of the information written or expressed by such third parties about our Company may contain inaccurate information about our Company.

The Company has inquired from its investor relations vendors, and believes that, investor relations activities were suspended in September 2012 prior to the Company's recently consummated private placements. The Company, however, continued to attend industry conferences in the ordinary course of business in September 2012 through November 2012 after such suspension, which has been and continues to be the Company’s practice.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO for a monthly payment of $600 per month. Total rent payments for 2012 at this location was $7,200 and are anticipated to be $7,200 in 2013. We believe that our facilities are adequate to meet our needs for the foreseeable future.

We are engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired State Exploration Permits and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 11,250 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

515000
520000
4090000
4085000
N
NEVADA
Bullfrog Hills, Nevada 89003
Legend
Bullfrog Gold Corp Claims
Patented Properties
Mines Underground
Roads
Faults
Montgomery
Shoshone
Open Pit Mine
Rhyolite Ghost Town
Town of Beatty
US 95 to Tonopah
Barrick Bullfrog
Open Pit Mine
King Mine
Denver Mine
Tramps Mine
NV Hwy 374
0 0.15 0.3 0.6
Miles
BULLFROG GOLD CORP.™
AMERICA'S GOLD COMPANY
AERIAL PHOTO LAND MAP

Figure 1. Bullfrog Project Location Map

(2) Title & Holding Requirements

On September 29, 2011, Standard Gold entered into an Amended and Restated Agreement of Conveyance, Transfer and Assignment with Bullfrog Holdings, Inc. and NPX Metals, Inc., pursuant to which Standard Gold acquired 100% right, title and interest in and to certain mineral claims known as the “Bullfrog Project” in consideration for 923,077 shares of Standard Gold’s common stock which were issued to NPX Metals, Inc. and a 3% Net Smelter Royalty in the Bullfrog Project to Bullfrog Holdings, Inc. To retain the property, the Company must pay the annual claim maintenance fees and file a Notice of Intent to Hold with the BLM and Nye County, Nevada. The Company must also pay the county taxes on the two patented properties.

(3) History

In 1904 the Original Bullfrog and Montgomery-Shoshone mines were discovered by local prospectors. Prospecting activity was widespread over the Bullfrog Hills, and encompassed a 200 square mile area but centered within a two mile radius around the town of Rhyolite and included part of the Company’s property. The Montgomery-Shoshone mine reportedly produced about 94,000 ounces of gold prior to its closure in 1911, but there was no significant production from the other mines during that time period. Mines in the district were sporadically worked from 1911 through 1941, but the Company has no production records of such limited activities.

The Company’s Providence lode mining claim designated by the Surveyor General as Survey No. 2470 was located in October 1904, surveyed in April 1906, patented in May 1906 and recorded in Nye County Nevada in June 1908. The unpatented Lucky Queen claim is immediately east and adjacent to the Providence patent and is believed to have been located in the same time period but was not patented.

With the rise of precious metal prices in the early 1970's, the Bullfrog District again underwent intense prospecting and exploration activity for gold as well as uranium. Companies exploring the area included Texas Gas Exploration, Inc., Phillips Uranium, Tenneco /Copper Range, U.S. Borax, Western States Minerals, Rayrock, St. Joe American and successors Bond, Lac and Barrick Minerals, Noranda, Angst Mining Company, Placer Dome, Lac-Sunshine Mining Company Joint Venture, Homestake, and others. In addition to these major companies, several junior mining companies and individuals were involved as prospectors, promoters and owners. These scientific investigations yielded a new deposit model for the gold deposits that were mined by others in the Bullfrog District. The identification and understanding of the detachment fault system led to significant changes in exploration program techniques, focus, and success.

In 1982 St. Joe American, Inc. initiated drilling in the Montgomery-Shoshone mine area. By 1986, sixty holes had been drilled and a mineral inventory was defined. Subsequent drilling outlined a reported 2.9 million ounces of gold equivalent in the Bullfrog deposit. A series of corporate takeovers transferred ownership from St. Joe, to Bond Gold, to Lac Minerals and eventually to Barrick Minerals. Production started in 1989 and recovered approximately 200,000 ounces of gold annually from a conventional, 8,000 ton/day cyanidation mill mainly fed from open pit operations and later supplemented with underground production. Barrick discontinued production operations in 1999 and completed reclamation in 2003. Thereafter several groups continued exploration on a limited basis on lands currently held by the Company, but no resources or reserves were ever defined by these companies on the Company’s lands.

(4) Property Status and Plans

The Montgomery-Shoshone open pit mine remains open for possible access to additional mineralization that may occur on the Company’s adjacent property, but the company has no rights or authority to use such existing access on lands owned by others. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to begin in 2013. Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 1,620 acres and are in good standing, but contain no known resources or reserves and no plant or equipment. Electric power is available within two to five miles of the Company’s property.  The exploration program planned for the Bullfrog Project is provided below:

BULLFROG PROJECT
Dollars in thousands

	2013												2014
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Drill Holes						11				11								22

Office & Warehouse Rent	-	-	-	-	-	1	1	1	1	1	1	1	1	1	1	1	1	12
Office Supplies & Equipment	-	-	-	-	-	1	1	1	1	1	1	1	1	1	1	1	1	12
Profession Consulting Services	-	-	-	-	3	12	3	6	3	12	3	3	3	3	3	3	3	60
Technician Consulting Services	-	-	-	-	1	2	-	-	4	2	2	-	-	-	-	-	-	11
Consulting Expense	-	-	-	-	-	1	-	1	-	1	-	-	-	-	-	-	-	3
Legal Fees	4	2	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	21
Land Fees	-	-	-	-	-	-	-	12	-	-	-	-	-	-	-	-	-	12
Drilling & Coring	-	-	-	-	-	221	-	-	-	221	-	-	-	-	-	-	-	442
Assaying	-	-	-	-	-	-	50	-	-	-	50	-	-	-	-	-	-	100
Support Equipment Services	-	-	-	-	8	4	-	-	8	4	-	-	-	-	-	-	-	24
Geochem, Geophysics etc	-	-	-	-	10	10	-	-	-	-	-	-	-	-	-	-	-	20
Surveying	-	-	-	-	-	-	-	5	-	-	-	5	-	-	-	-	-	10
Field Supplies	-	-	-	-	-	2	2	-	-	-	2	2	-	-	-	-	-	8
Environmental Permitting	-	-	-	-	5	5	-	-	-	-	-	-	-	-	-	-	-	10
TOTAL	4	2	1	1	28	260	58	27	18	243	60	13	6	6	6	6	6	745

Upon receipt of BLM approval, drilling would start soon thereafter. The geological justifications for the proposed exploration program are:

•
Our property is adjacent to an open pit mined in the late 1990’s and this area has significant potential for mineral extensions. It is noted that when previous production operations in the District were shut down, the price of gold was less than $350 per ounce compared to the current price near $1,600 per ounce. The previous operator  also did not control the patent and Lucky Queen claim that are adjacent to the Montgomery-Shoshone open pit and five other claims in the area which are now part of the Company’s property.

•	Several mineralized trends and structures occur on other areas of the Company’s property that further justify additional drilling, see Figure 1.

Each of the calendar quarters are phased programs whereby results from Q2 (phase 1) in 2013 must justify the continuation of activities in Q4 (phase 2). Exploration thereafter is dependent on results and other technical and economic considerations.

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

Newsboy Gold Project

(1) Location

The Newsboy Gold Project is located in the Vulture Mountains of Arizona and consists of approximately 4,958 acres of state and federal lands located 45 miles northwest of the City of Phoenix, Arizona in Maricopa County (In the normal course of business we have staked over 100 additional mining claims, but these have not yet been filed with the US BLM or Maricopa County. As a result, the official ownership of these claims has not been recorded. After recordation, these additional claims will be owned by the Company and increase our Newsboy Project to approximately 7,400 acres). The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site. The Project is accessed by traveling on paved and gravel roads for 3 miles due west of Morristown. This route includes an unimproved crossing of the Hassayampa River, which flows a few days per year after severe rain storms. The Newsboy Project is located close to several well-known historical gold mines including: the Vulture, Congress and Yarnell mines.

340000
342000
344000
346000
348000
3750000
3748000
3746000
3744000
ARIZONA
N
US 60 To Wickenburg
US 60 To Phoenix
QUEEN SPAR
WEST END
GOOD LUCK
AMBLY
MAMMOTH SPAR
FLUORSPAR OCCURRENCE
QUEEN OF SHEBA
EL CENTINILLO
TOUGH NUT GROUP
WOLF
FLAMINGO 2
UNKNOWN-TWO SHAFTS
COMEBACK CLAIMS
CHARBONNEAU CLAY
UNKNOWN TWO PROSPECTS
UNKNOWN SHAFT UNKNOWN MINE
GRAVEL PIT
EL TIGRE
UNKNOWN SHAFT AND PROSPECT
MONTEZUMA M.S. 42060
IDAHO GROUP
STOCKTON CLAIM
UNKNOWN-TWO SHAFTS
UNKNOWN PROSPECT
NEWSBOY
CACTUS QUEEN
TEXAS QUEEN
UNKNOWN-TWO SHAFTS
UNKNOWN SHAFT
UNKNOWN SHAFT
Bullfrog Gold Holdings (Claims)
Bullfrog Gold Holdings (State Leases)
Mines Underground
BULLFROG GOLD CORP.
AMERICA'S GOLD COMPANY
AERIAL PHOTO LAND MAP

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

On September 28, 2011, Standard Gold and Southwest entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims. In order to maintain the working right and option, Standard Gold is obligated to pay Southwest an aggregate of $3,425,000. $500,000 has previously been paid. The balance of $2,925,000 is payable on the following schedule:

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

The first option payment of $150,000 was paid in December 2011, the second option payment of $150,000 was paid in June 2012 and the third option payment of $200,000 was paid in December 2012. Upon the full payment of the balance of $2,425,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the 2011 Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

In addition to the above payments, $50,000 was paid to Southwest by a third party for additional direct costs of acquiring the mineral property which converted into an aggregate of 125,000 Units in the 2011 Private Placement. This payment is included as an increase to mineral property on the balance sheet.

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

Prior to the Company’s  exploration programs completed in 2011 and 2012, a total of 31,851 feet of drilling has been completed on the Newsboy Project over five programs at an expenditure of more than $5 million.

Year	Operator	Drill Method	No. Holes	Total Footage
1987	WMC	RC	29	5,910
1988	WMC	RC	54	13,170
1989	LM/WMC	RC	19	4,530
1990	NGMC	DD	12	1,681
1992	NGMC	RC	40	6,560
Total			154	31,851

Metallurgical test work by Kappes, Cassiday and Associates (“KCA”) in 1991, has shown gold and silver recoveries on cyanide bottle roll tests of 82% and 19% respectively for mineral averaging 0.044 gold opt, ground to 80% passing 200 mesh and leached for 24 hours.  Cyanide and lime consumptions were low, ranging from 0.07 to 0.38 pounds per ton for cyanide and 1.3 to 2.3 pounds per ton for hydrated lime. KCA concluded that “the ore is fairly clean and free of cyanicides”.

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

The feasibility study concluded that ore could be economically processed at a rate of 600,000 ton per annum at a mineable grade of 0.05 ounces of gold and 1.4 ounces of silver per ton at an average strip ratio of 3.6:1. Anticipated recoveries, based on the metallurgical studies, were projected at 90% for gold and 20% for silver for a proposed production rate of 27,000 ounces of gold and 168,000 ounces of silver per year. In 1993 NGMC was sold to Moneta Porcupine Mines. Moneta cored 8 holes and completed geophysical and geochemical programs, but abandoned the property in 1995 due to low gold prices and other considerations.

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

(4) Property Status and Plans

The Company’s property contains no known reserves and no plant or equipment. Electric power is available approximately 3 miles from the Company’s property. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand existing mineralized zones and collect additional environmental data. The first phase drilling of 24 holes was started in November 2011 and completed at the end of January 2012. After sufficient additional drilling is completed during 2013, the Company intends to update the historic feasibility study and environmental permit applications and advance the project toward development. The exploration program planned for the Newsboy Project is provided below:

NEWSBOY AGREED WORK PROGRAM
Dollars in thousands

	2012	2013												2014
	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Drill Holes	8	14			14	10							13	10					69

Office & Warehouse Rent	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	18
Office Supplies	-	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	15
Professional Consulting	13	13	8	8	18	18	23	23	24	24	23	24	24	23	24	24	9	9	332
Technician Consulting	4	4	-	-	4	4	-	-	-	-	-	-	4	4	-	-	-	-	24
Consulting Expense	1	1	1	1	2	2	2	2	2	2	2	2	2	2	2	2	1	1	30
Land Fees	27	-	-	-	-	-	7	21	-	-	-	-	7	-	-	-	-	-	62
Insurance	-	-	-	-	-	1	1	1	1	1	1	1	1	1	1	1	-	-	11
Project Public Relations	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	16
Drilling & Coring	105	189	-	-	189	147	-	-	-	-	-	-	189	147	-	-	-	-	966
Assaying	-	24	43	-	-	43	34	-	-	-	-	-	-	43	34	-	-	-	221
Support Equipment Services	10	10	8	8	-	8	8	-	-	-	-	-	-	8	8	-	-	-	68
Geochem, Geophysics etc	-	5	10	10	10	-	-	-	-	-	-	-	-	-	-	-	-	-	35
Surveying	-	-	-	5	-	-	-	5	-	-	-	-	-	-	-	5	-	-	15
Field Supplies	2	2	-	-	-	2	2	-	-	-	-	-	-	-	-	-	-	-	8
Metallurgical Testing	-	-	-	-	-	-	-	-	10	10	-	-	-	-	-	-	-	-	20
Process Consulting Services	-	-	-	-	-	-	-	-	5	5	5	5	5	5	5	5	-	-	40
Process Consulting Expense	-	-	-	-	-	-	-	-	2	2	2	2	2	2	2	2	-	-	16
Environmental Permitting	-	-	-	-	5	5	5	5	5	5	5	5	5	5	5	5	-	-	60
Environmental Services	-	-	-	-	5	5	10	15	15	15	15	15	15	15	15	15	-	-	155
Environmental Expense	-	-	-	-	1	1	3	4	4	4	4	4	4	4	4	4	-	-	41
Engineering & Resource Est.	-	-	-	20	30	30	30	40	40	40	40	30	30	30	30	30	-	-	420
Data Compilation	5	5	5	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15
Land payments	200	-	-	-	-	-	200	-	-	-	-	-	250	-	-	-	-	-	650
Capital expenses	-	10	10	10	6	6	6	6	6	6	6	6	6	16	16	16	-	-	132
TOTAL	369	266	88	65	273	275	334	125	117	117	106	97	547	308	149	112	11	11	3,370

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

Each of the calendar quarters are phased programs whereby results from Q1 (phase 3) in 2013 must justify the continuation of activities in Q2 (phase 4) and likewise for Q4 (phase 5) for 2013. Exploration and development thereafter is dependent on results and other technical and economic considerations and conditions.

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

4.
All Newsboy samples from the 48 holes from Phase 1 and Phase 2 drilled by the company were analyzed at Skyline Laboratories. Skyline has ISO/IEC 17025:2005 certification for FA/AAS. ICP-OES and ICP-Mass Spectroscopy (MS).  The 26 holes in Phase 3 drill results are being analyzed by Skyline using the same procedures.

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

Klondike Project

(1) Location

The central part of the Klondike claim block is located in the Alpha Mining District approximately 30 miles north from the town of Eureka in central Nevada (Figure 3).  The property is accessed by traveling 3 miles north from Eureka on US Hwy 50, thence 30 miles north on Nevada Highway 278, thence east 2 miles along various dirt roads. The claim block is approximately 5 miles north -south and 1.5 miles east-west.

Twin Creeks
Midas
Getchell
Pinson
Dee
Meikle
Betze-Post
Carlin East
Gold Quarry
Interstate 80
ELKO
Lone Tree
CARLIN
BATTLE MOUNTAIN
Marigold
Phoenix
Mule Canyon
Rain
State Route 278
Pipeline
Cortez
N
Klondike Property
State Route 306
Gold Mountain
Tonkin Springs
Alligator Ridge
Gold Bar
Mount Hope Project
0
16
32
Scale in Kilometers
Ruby Hill
Winnemucca
Battle Mountain
Elko
Wells
Carlin
Mount Hope Project
Reno
Austin
Eureka
Ely
Tonopah
Location Map of the Klondike Property of Bullfrog Gold Corp

Figure 1.

CELLULAR GOSSAN
BARITIC DOLOMITE
F
GOSSAN
Ag 1 oz.
20% BARITE
LIMONITIC VUGGY
Ag 6 ozs.
LENS of UNREPLACED SHALE
POROUS REPLACED DOL. 50% BARITE
40% BARITE
Ag 7 ozs.
Ag 3½ ozs.
Ag 4 ozs.
Pb 4%
Ag 4 ozs.
0
5
10 ft.
SCALE

Significant Silver in North Wall

1977 Geology Report by Van der Ley

Proposed shallow drill holes to the north

Photo in 2012

Figure 2.

(2) Title & Holding Requirements

On June 11, 2012, Standard Gold and Arden Larson entered into an Option to Purchase and Royalty Agreement pursuant to which Larson granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Klondike Project property free and clear of all charges encumbrances and claims. In order to maintain the working right and option, Standard Gold is obligated to pay Larson an aggregate of $575,000 over a 10-year period plus net smelter royalties from the claims and an area of interest.

(3) History

The Alpha Mining District was organized about 1877 but no significant activity occurred until 1895. There is no record of production but tonnages were small. A second period of activity began with the discovery of the Old Whelan Mine, which was believed to have shipped to Salt Lake City, Utah. The Prince of Wales Mine produced copper sulfide ores from shallow workings during World War I.  Since then the district has been idle but was evaluated in detail in 1977 by W. Van der Ley, a consulting geologist.  During 2010 until mid-2012 Arden Larson, Geologist, investigated the property and staked the first 64 claims. Since then Standard Gold staked an additional 168 claims to cover most of the Alpha Mining District.

(4) Property Status and Plans

The Company’s property contains no known reserves and no plant or equipment.  The Company and its independent consultants have developed a mapping and drilling program to explore several priority targets observed on the Klondike claims. The first phase of this program will focus on those targets having shallow high grade silver potential. The exploration program planned for the Klondike Project is provided below:

KLONDIKE PROJECT
Dollars in thousands

	2013												2014
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Drill Holes						24				24								48

Profession Consulting Services	-	-	2	2	6	13	3	3	6	13	3	3	3	3	3	3	3	69
Technician Consulting Services	-	-	-	-	1	4	1	-	1	4	1	-	-	-	-	-	-	12
Consulting Expense	-	-	-	-	1	3	1	1	1	3	1	1	1	1	1	1	1	17
Land Fees (BLM-County-State)	-	-	-	-	-	-	-	35	-	-	-	-	-	-	-	-	-	35
Drilling & Coring	-	-	-	-	-	168	-	-	-	168	-	-	-	-	-	-	-	336
Assaying	-	-	-	-	-	-	38	-	-	-	38	-	-	-	-	-	-	76
Support Equipment Services	-	-	-	-	5	3	-	-	5	3	-	-	-	-	-	-	-	16
Surveying	-	-	-	-	-	-	-	-	2	-	-	-	-	-	-	-	-	2
Field Supplies	-	-	-	-	-	1	1	1	1	1	-	-	-	-	-	-	-	5
TOTAL	-	-	2	2	13	192	44	40	16	192	43	4	4	4	4	4	4	568

(5) Geology

The prospect pits, adits and shafts on the Klondike claims are located primarily in the lower elevations of the west side of the Sulphur springs Mountain range in Paleozoic lower plate carbonates and siliciclastics in NE trending fault breccia zones.  The western part of the area may be a structural outlier from the main range front fault.  This outlier is a much dissected faulted section of lower Paleozoic rocks in fault contact with the upper plate units of the Roberts Mountain Thrust. In addition to shallow silver, copper, lead, zinc and barite occurrences, the area also has a strong geochemical signature of molybdenum.

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

Year 2011	High	Low
Period from October 17, 2011 to December 31, 2011	$0.95	$0.60

Year 2012	High	Low
First Quarter	$0.86	$0.50
Second Quarter	$0.75	$0.40
Third Quarter	$0.85	$0.16
Fourth Quarter	$0.50	$0.16

Holders

On March 11,  2013, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.34 per share. On March 11, 2013, we had approximately 400 holders of record of common stock.  As of March 11, 2012, 42,278,945 shares of our common stock were issued and outstanding and 2,692,100 shares of preferred stock were issued and outstanding.  As of March 11, 2012, we had outstanding warrants to purchase 20,972,285 shares of common stock and outstanding options to purchase 4,060,000 shares of common stock.

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

Unregistered Sales of Equity Securities

Sales by Standard Gold

Between February 2010 and August 2011, Standard Gold sold an aggregate of 9,434,058 shares of common stock at a per share purchase price of $0.0001 to approximately 42 subscribers. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares and the representation of each investor to the is purchasing the shares for its own account and without a view to distribute them.

On August 30, 2011, Standard Gold issued 4,000,000 shares of common stock to Aurum and its designees in consideration for the assignment of Aurum’s option to purchase under the Option to Purchase and Royalty Agreement between Aurum and Southwest, as further described herein. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it is purchasing the shares for its own account and without a view to distribute them.

A note payable, dated April 8, 2011, in the amount of $10,100 was issued to Lindsay Capital Corp. The unsecured note was payable on demand and bore interest at the rate of 18% per annum. The proceeds of the note were used to pay audit fees for the period ending December 31, 2010. An officer of Lindsay Capital Corp. is also an officer of Standard Gold. The note was issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the note; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D); and the Company's issuance of the note with a restrictive legend.

Sales by Bullfrog Gold Corp.

On August 12, 2011, the Company sold an aggregate of 2,000,000 shares of common stock to the Beling Family Trust for an aggregate purchase price of $200. David Beling, the Company’s President, Chief Executive Officer, Chief Financial Officer and Director, holds voting and dispositive power over the shares held by the Beling Family Trust.  The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the representation of each investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it is purchasing the shares for its own account and without a view to distribute them.

On August 30, 2011, the Company sold a convertible promissory note in the principal amount of $150,000 to an accredited investor.  The note was issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the note; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D); and the Company's issuance of the note with a restrictive legend.

On September 30, 2011, the Company entered into subscription agreements (the “Agreements”) with thirty-five accredited investors (the “Investors”) whereby it sold an aggregate of 9,127,250 units (the “Units”), at a purchase price $0.40 per Unit for an aggregate purchase price of $3,650,900 (the “2011 Private Placement”). As part of the 2011 Private Placement (and inclusive in the foregoing), the Company (i) exchanged the bridge note in the aggregate principal amount of $150,000 issued by the Company to an investor on a dollar for dollar basis into 375,000 Units in the 2011 Private Placement, (ii) converted an aggregate of $140,900 principal amount of promissory notes issued by Standard Gold into an aggregate of 352,250 Units in the 2011 Private Placement, (iii) converted an aggregate of $550,000 of debt and advances to Standard Gold on a dollar for dollar basis into an aggregate of 1,375,000 Units in the 2011 Private Placement and (iv) exchanged an aggregate of $100,000 of debt owed for consulting services provided to the Company, on a dollar for dollar basis, into an aggregate of 250,000 Units in the 2011 Private Placement. Each Unit consists of: (i) one share of the Company’s common stock, par value $0.0001 per share (except, at the election of any purchaser who would, as a result of purchase of Units, become a beneficial owner of five (5%) percent or greater of the outstanding Common Stock of the Company, the Units consisted of (in lieu of one share of Common Stock) one share of the Company’s Series A Preferred Stock, par value $0.0001 per share which is convertible into one share of Common Stock) and (ii) a three (3) year warrant to purchase 50% percent of the number of shares purchased in the 2011 Private Placement at a per share exercise price of $0.60. An aggregate of 3,875,000 Units consist of Series A Preferred Stock.  The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.  On November 2, 2012, the Board of Directors unilaterally amended the exercise price of the Warrants as part of the 2011 Private Placement from $0.60 to $0.40.

On April 20, 2012, the Company issued 25,000 shares of common stock, to Ten West Holdings for investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On April 30, 2012, the Company issued 6,000 shares of common stock to Randy Perini for advertising services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On May 17, 2012, the Company issued 25,000 shares of common stock, to Ten West Holdings for investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On June 11, 2012, the Company issued 50,000 shares of common stock, to Ten West Holdings for investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On June 27, 2012, the Company issued 50,000 shares of common stock, to Mundial Financial Group for consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On July 3, 2012, the Company issued 100,000 shares of common stock to Interactive Investors for online advertising services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On September 5, 2012, the Company issued and sold to one accredited investor a Promissory Note (the “Promissory Note”) in the principal amount of $200,000. The Promissory Note accrues interest at the rate of three percent (3%) per month, on a 360 day per year basis.  The Promissory Note matures on October 1, 2012 (the “Initial Maturity Date”).  On the Initial Maturity Date, the Company may extend the Initial Maturity Date from October 1, 2012 to October 15, 2012 (the “Initial Extension Maturity Date”) by paying to the Holder an initial note extension payment equal to 50,000 shares of the Company’s common stock issuable on the date such extension is elected (the “Initial Extension Payment”).

Furthermore, if the Initial Maturity Date of the Note is extended to the Initial Maturity Extension Date and, on such date, the Company fails to pay the principal amount of the Promissory Note, along with all accrued but unpaid interest thereon, then the Initial Extension Maturity Date shall automatically be extended to December 1, 2012 (the “Second Maturity Date”).  If the Promissory Note is automatically extended to the Secondary Maturity Date, then the Company shall pay to the holder of the Promissory Note an extension payment equal to 100,000 shares of our common stock (the “Extension Payment”).

The Company may prepay the Promissory Note, in whole or in part, at any time prior to Initial Extension Maturity Date, or the Second Maturity Date, as then applicable, by paying a prepayment penalty to the Holder equal to 100,000 shares of our common stock (the “Prepayment Penalty”).  However, in the event the Company is required to pay the Extension Payment, any Prepayment Penalty that the Company would otherwise be required to pay to the holder of the Promissory Note will be waived.

On October 24, 2012, the Company issued 50,000 shares for the Initial Extension Payment as part of the Promissory Note agreement. Additionally, on November 29, 2012, the Company issued 100,000 shares for the Prepayment Penalty as part of the Promissory Note.

The Promissory Note and shares issued pursuant to the Promissory Note were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the note; the representation of the investor to the Company that he is an accredited investor (as that term is defined in Rule 501 of Regulation D); and the Company's issuance of the Promissory Note and shares issued pursuant to the Promissory Note with a restrictive legend.

On November 19, 2012, the Company sold an aggregate of 4,300,000 units (the “Units”) with gross proceeds to the Company of $1,075,000 to six accredited investors (the “Investors”) pursuant to a subscription agreement (the “Subscription Agreement”).  Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) (or, at the election of any purchaser who would, as a result of purchase of Units become a beneficial owner of five (5%) percent or greater of the outstanding Common Stock of the Company, one share of the Company’s Series B Preferred Stock, par value $0.0001 per share, which is convertible into one (1) share of Common Stock, one share of the Company’s Series B Preferred Stock) and (ii) a four-year warrant (the “Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock or Series B Preferred Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the private placement, the Company issued an aggregate of 3,100,000 shares of its Common Stock and 1,200,000 shares of its Series B Preferred Stock.  In addition, on November 19, 2012, the holder of the Promissory Note converted such indebtedness in exchange for 804,600 shares of the Company’s Series B Preferred Stock (which includes the conversion of $1,150 of accrued and unpaid interest on the Promissory Note) and Warrants to acquire 804,600 shares of the Company’s Common Stock. The Company also issued to its legal counsel 276,000 shares of Common Stock and Warrants to acquire 276,000 shares of the Company’s Common Stock in exchange for $69,000 of certain legal fees.  The Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 90 days after the closing date of the private placement covering the resale of the shares of Common Stock underlying the Warrants. The Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The Company paid placement agent fees of $45,000 in cash to a placement agent in connection with the sale of the Units. The placement agent also received Warrants to acquire 180,000 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

On December 10, 2012, the Company entered into a Facility Agreement evidencing a secured loan (the "Facility") with RMB Australia Holdings Limited ("RMB"), as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold Corp., a Nevada Corporation ("Standard Gold") and the Company's wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold's obligations under the Facility. Standard Gold will pay an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company's common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility.

On December 13, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

On January 8, 2013, the Company issued 250,000 shares of common stock, to MockingJay, Inc. for future investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On January 16, 2013, the Company issued 150,000 shares of common stock, to Verge Consulting for future investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On February 4, 2013, the Company sold an aggregate of 1,800,060 units (the “Units”) with gross proceeds to the Company of $450,015 to five accredited investors (the “Investors”) pursuant to a subscription agreement (the “Subscription Agreement”).  Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a four-year warrant (the “Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 120 days after the closing date of the private placement covering the resale of the shares of Common Stock underlying the Warrants. The Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The Company paid placement agent fees of $12,000 in cash to a placement agent in connection with the sale of the Units. The placement agent also received Warrants to acquire 48,000 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year	Year
	Ended	Ended
	12/31/12	12/31/11

Revenue	$-	$-
Operating Expenses
General and Administrative	1,598,502	608,750
Exploration Costs	967,323	127,336
Marketing	1,271,551	374,853
Total Operating Expenses	3,828,376	1,110,939
Net Operating Loss	(3,828,376))	(1,110,939)
Gain on Forgiveness of Debt	0	28,499
Interest Expense	(39,771)	(18,941)
Revaluation of Warrant Liability	2,498,597	(1,126,696)
Net Loss	$(1,369,550)	$(2,228,077)

We are still in the exploration stage and have no revenues to date.

During the year ended December 31, 2012 we had a net loss of $1,369,550 compared to a net loss of $2,228,077 for the year ended December 31, 2011. The decrease of $858,527 is due primarily to:
1.	General and Administrative variances due to the following:
a.
The mining claim filing fees increased from approximately $36,000 in 2011 to approximately $111,000 in 2012.  This increase in mining claim filing fees is due to the addition of the Klondike Project in June 2012, which increased the mining claim filing fees in 2012 by approximately $71,000.

b.
Professional fees (legal, accounting and other) of approximately $385,000 in 2012 increased by approximately $143,000 compared to 2011. This increase in professional fees was mainly due to the filing of the registration statement on the Form S-1 in September and the subsequent amendments to the registration statement that were filed in November and December.  Additionally, the 2012 Private Placement in November and December and the RMB debt facility in that closed in December required legal services along with the filing of current reports on Form 8K.

c.
The employment of two individuals for the full 12 months in 2012 versus approximately five months in 2011.  This increased that payroll expenses by $244,000 in 2012.  There was also a non-cash year-end stock bonus that was awarded in December 2012 of $185,000.

d.
Stock-based compensation of approximately $348,000 in 2012 versus $156,000 in 2011 is a result of issuances pursuant to the 2011 Equity Incentive Plan.  See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options

2.
Exploration costs increased from approximately $127,000 in 2011 to approximately $967,000 in 2012.  This increase of approximately of $840,000 is due to the phase 1 drilling program at the Newsboy Project was started at the end of the year in 2011 with the majority of the cost being incurred in 2012.  Additionally, there was a phase 2 drilling program that was started and completed in 2012.  These 2 drilling programs also increased the cost of professional consulting services from approximately $61,000 in 2011 to approximately $198,000 in 2012.

3.	Marketing expenses in 2012 of approximately $1,272,000 versus $375,000 resulted in an increase of approximately $897,000 due to the following:
a.
The Company engaged marketing and public relations companiesto introduce Bullfrog to the mining industry as a new gold mining company that has projects in Arizona and Nevada.  The expense in 2012 to these marketing companies was approximately $681,000 versus $71,000 in 2011.

b.
Also included is stock-based compensation for marketing consultants of approximately $529,000 in 2012 versus approximately $237,000 in 2011.  See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of common stock options.

4.	The forgiveness of all accrued interest by the note holders in 2011 in conjunction with the reverse merger which was recognized as a gain on forgiveness of debt of $28,499.
5.
The Revaluation of Warrant Liability of a gain of approximately $2,500,000 in 2012 versus a loss of approximately $1,127,000 in 2011 resulting from warrants issued as part of the 2011 Private Placement and 2012 Private Placement.  See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

Liquidity and Capital Resources

As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement) we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $3,638,000 as of December 31, 2012. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.  During 2012 the Company had unplanned marketing expenses of $300,000 and the purchase of the historical database from Moneta Porcupine Mines for $100,000, we had approximately $10,000 in cash as of October 31, 2012.  However, as part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

In addition, on December 10, 2012 (the “Closing Date”), the Company entered into a Facility Agreement evidencing a secured loan (the “Facility”) with RMB Australia Holdings Limited (“RMB”), as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.  Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down, December 11, 2012, of the Facility, a total of $294,000 of which $50,000 was paid May 2012, therefore a balance due of $244,000 was paid to RMB.  The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the RMB Facility and is receiving funds from RMB as requested by the Company based on the agreed work program. The Company must deliver to RMB (i) financial reports no later than 90 after the end of each financial year and 45 days after each quarter end, (ii) monthly reports no later than 21 days at the end of each month detailing the status of development of Newsboy, including actual to budget reconciliations, (iii) any proposed changes to the Corporate and Newsboy budget, and (iv) a Proceeds Account report no later than 21 days after the end of each quarter summarizing deposits and withdrawals, the Company has provided the required reports to RMB as of March 11, 2013.  Each draw down request must be in accordance with the amounts set out in the agreed upon Corporate budget and Newsboy work program unless otherwise agreed upon between the Company and RMB.  The Company is considered to be in default of the Facility if all or any material part of the Newsboy Project is abandoned.  The foregoing is not a complete summary of the terms of the Facility, and is qualified in its entirety by reference to the complete text of the Facility Agreement, the Security Agreements, the Pledge Agreement and the Form of Warrant attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Current Report on Form 8-K filed with the SEC on December 12, 2012 which are hereby incorporated by reference.

Table 1 is the agreed work program for the Newsboy Project for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 1
NEWSBOY AGREED WORK PROGRAM
Dollars in thousands

	2012	2013												2014
	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Drill Holes	8	14			14	10							13	10					69

Office & Warehouse Rent	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	18
Office Supplies	-	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	15
Professional Consulting	13	13	8	8	18	18	23	23	24	24	23	24	24	23	24	24	9	9	332
Technician Consulting	4	4	-	-	4	4	-	-	-	-	-	-	4	4	-	-	-	-	24
Consulting Expense	1	1	1	1	2	2	2	2	2	2	2	2	2	2	2	2	1	1	30
Land Fees	27	-	-	-	-	-	7	21	-	-	-	-	7	-	-	-	-	-	62
Insurance	-	-	-	-	-	1	1	1	1	1	1	1	1	1	1	1	-	-	11
Project Public Relations	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	16
Drilling & Coring	105	189	-	-	189	147	-	-	-	-	-	-	189	147	-	-	-	-	966
Assaying	-	24	43	-	-	43	34	-	-	-	-	-	-	43	34	-	-	-	221
Support Equipment Services	10	10	8	8	-	8	8	-	-	-	-	-	-	8	8	-	-	-	68
Geochem, Geophysics etc	-	5	10	10	10	-	-	-	-	-	-	-	-	-	-	-	-	-	35
Surveying	-	-	-	5	-	-	-	5	-	-	-	-	-	-	-	5	-	-	15
Field Supplies	2	2	-	-	-	2	2	-	-	-	-	-	-	-	-	-	-	-	8
Metallurgical Testing	-	-	-	-	-	-	-	-	10	10	-	-	-	-	-	-	-	-	20
Process Consulting Services	-	-	-	-	-	-	-	-	5	5	5	5	5	5	5	5	-	-	40
Process Consulting Expense	-	-	-	-	-	-	-	-	2	2	2	2	2	2	2	2	-	-	16
Environmental Permitting	-	-	-	-	5	5	5	5	5	5	5	5	5	5	5	5	-	-	60
Environmental Services	-	-	-	-	5	5	10	15	15	15	15	15	15	15	15	15	-	-	155
Environmental Expense	-	-	-	-	1	1	3	4	4	4	4	4	4	4	4	4	-	-	41
Engineering & Resource Est.	-	-	-	20	30	30	30	40	40	40	40	30	30	30	30	30	-	-	420
Data Compilation	5	5	5	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15
Land payments	200	-	-	-	-	-	200	-	-	-	-	-	250	-	-	-	-	-	650
Capital expenses	-	10	10	10	6	6	6	6	6	6	6	6	6	16	16	16	-	-	132
TOTAL	369	266	88	65	273	275	334	125	117	117	106	97	547	308	149	112	11	11	3,370

ACTUAL
Drill Holes			21																21

Office & Warehouse Rent	1	1	1	-															3
Office Supplies	-	-	-	-															-
Professional Consulting	11	16	18	8															53
Technician Consulting	1	2	3	-															6
Consulting Expense	3	13	2	2															20
Land Fees	20	-	2	33															55
Insurance	-	-	2	-															2
Project Public Relations	-	-	-	-															-
Drilling & Coring	-	11	220	-															231
Assaying	-	-	28	-															28
Support Equipment Services	1	-	-	-															1
Geochem, Geophysics etc	-	-	-	-															-
Surveying	-	-	-	-															-
Field Supplies	-	-	-	-															-
Metallurgical Testing	-	-	-	-															-
Process Consulting Services	-	-	-	-															-
Process Consulting Expense	-	-	-	-															-
Environmental Permitting	-	-	-	-															-
Environmental Services	-	-	-	-															-
Environmental Expense	-	-	-	-															-
Engineering & Resource Est.	-	-	-	-															-
Data Compilation	-	-	-	-															-
Land payments	200	-	-	-															200
Capital expenses	-	-	-	-															-
TOTAL	237	43	276	43	-	-	-	-	-	-	-	-	-	-	-	-	-	-	599

DIFFERENCE	132	223	(188)	22															189

Table 2 is the agreed Corporate budget for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 2
CORPORATE BUDGET
Dollars in thousands

	2012	2013												2014
	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Payroll	29	29	29	29	32	32	32	32	32	32	38	38	38	38	38	38	38	38	612
Insurance	3	3	3	3	3	3	3	3	3	3	4	4	4	4	4	4	4	4	62
Office costs	1	1	1	1	3	3	3	3	3	3	3	3	3	3	3	3	3	3	46
Travel	4	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	55
Professional fees	153	13	8	8	8	8	28	8	13	8	13	8	8	13	8	8	13	13	339
Exchange listing	-	-	-	-	-	-	-	15	15	15	15	-	-	-	-	-	-	-	60
Interest expense	-	2	-	-	14	-	-	29	-	-	43	-	-	57	-	71	-	-	216
Financing fees	244	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	244
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
TOTAL	434	51	44	44	63	49	69	93	69	64	119	56	56	118	56	127	61	61	1,634

ACTUAL
Payroll	30	29	28																87
Insurance	2	3	3																8
Office costs	3	2	3																8
Travel	1	2	-																3
Professional fees	227	9	18																254
Exchange listing	-	-	-																-
Interest expense	2	-	-																2
Financing fees	244	-	-																244
Other	-	-	-																-
TOTAL	509	45	52																606

DIFFERENCE	(75)	6	(8)																(77)

During 2013, the Company intends to drill 59 holes at the Newsboy Project at an average of 300 feet per hole for a total approximate footage of 23,400. The drilling will be done in phases during the year, which will comprise phases 3-5. The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet. We have completed drilling phase 3 in early March 2013, the drill results are currently being analyzed. We have contracted with Layne Christensen Company (“Layne”) to complete the drilling program. The Company will also use Skyline Laboratories (“Skyline”) to analyze the drill results. Please refer to the Newsboy Project under “Our Properties” for discussion of QA/QC procedures and protocols for analysis of drill results. The Company used Layne and Skyline for phases 1 and 2 in 2012. We intend to start phase 4 drilling in April and phase 5 drilling in December. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. Since we used Layne, Skyline and Mr. Bailey in the past we were able to produce an accurate budget for 2013 to help eliminate cost uncertainty. As of March 11, 2013 we have operating cash of approximately $175,000 and have received funds from RMB of approximately $987,000 comprised of (i) a first draw down on December 11, 2012 for approximately $428,000 which was used to pay legal fees related to the closing of the RMB Facility of approximately $87,000 and the remaining arrangement fee of $244,000 due to RMB (the arrangement fee was 7% of the Facility for a total of $294,000, however, the Company paid RMB $50,000 in May 2012 to be applied to the total arrangement fee leaving a balance due at closing of $244,000), therefore the Company received net cash from the first draw down of approximately $97,000, (ii) a second draw down on January 30, 2013 for approximately $317,000 and (iii) a third draw down on March 6, 2013 for approximately $242,000 which leaves a balance to be received of approximately $3,213,000.

Milestones scheduled for completion during 2013 include compilation of all relevant paper data into an electronic format, estimation of resources by an independent engineering firm using historic data and that collected by the Company in 2012 and the third drill program in 2013, perfection of land issues (including the acquisition of additional mining claims) and completion of an internal economic study of the Newsboy Project.

The Company intends to utilize the full Facility amount from RMB and will therefore need to raise additional funds to pay off the facility amount when due, December 10, 2014. Since September 30, 2011, the Company has gross equity proceeds of approximately $5,225,000 and plans to continue to raise funds through private placements.  Additionally, we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement.

On February 4, 2013, the Company completed a private placement (the “February 2013 Private Placement”) where we sold an aggregate of 1,800,060 units with gross proceeds to the Company of $450,015 to five accredited investors pursuant to a subscription agreement. The proceeds from this offering will be used primarily for a future investor relations campaign.  See Note 7 in the Notes to Consolidated Financial Statements for additional details concerning the February 2013 Private Placement.

We have estimated minimum monthly general corporate expenses of $50,000 to $70,000.  Along with that we expect to spend approximately $2,200,000 on the Newsboy project, which would include approximately $900,000 on drilling, $370,000 on engineering and testing, $350,000 on geologic consulting, $180,000 on environmental permitting and $165,000 on assaying   We believe the financing discussed above will allow us to enhance the Newsboy project as well as position us to obtain additional financing as needed.

In addition to the continued exploration and commitments scheduled for the Newsboy and Bullfrog Projects, the Company must spend no less than $850,000 for the benefit of the Klondike Project to keep that Option in good standing per the following schedule:

1.	$100,000 prior to June 11, 2013
2.	An additional $150,000 prior to June 11, 2014
3.	An additional $200,000 prior to June 11, 2015
4.	An additional $200,000 prior to June 11, 2016
5.	An additional $200,000 prior to June 11, 2017

As of March 11, 2013, the Company has spent on the Klondike Project approximately $71,000 on mining claim filing fees and approximately $20,000 on consulting fees.

Notwithstanding the above, the Company may terminate the Newsboy and Klondike Projects at any time.

On September 5, 2012, the Company issued and sold to one accredited investor a Promissory Note (the “Promissory Note”) in the principal amount of $200,000. The Promissory Note accrued interest at the rate of three percent (3%) per month, on a 360 day per year basis.  The Promissory Note matures on October 1, 2012 (the “Initial Maturity Date”).  On the Initial Maturity Date, the Company extended the Initial Maturity Date from October 1, 2012 to October 15, 2012 (the “Initial Extension Maturity Date”) by paying to the Holder an initial note extension payment equal to 50,000 shares of the Company’s common stock issuable on the date such extension was elected (the “Initial Extension Payment”).

Furthermore, the Initial Maturity Date of the Note was extended to the Initial Maturity Extension Date and, on such date, the Company failed to pay the principal amount of the Promissory Note, along with all accrued but unpaid interest thereon, and the Initial Extension Maturity Date was automatically extended to December 1, 2012 (the “Second Maturity Date”).  Since the Promissory Note was automatically extended to the Secondary Maturity Date, the Company paid to the holder of the Promissory Note an extension payment equal to 100,000 shares of our common stock (the “Extension Payment”).  In connection with the Promissory Note the Company issued 150,000 shares to the holder of the Promissory Note.

As part of the 2012 Private Placement, the holder of the Promissory Note in the principal amount of $200,000 converted such indebtedness in exchange for 804,600 shares of the Company’s Series B Preferred Stock (which includes the conversion of $1,150 of accrued and unpaid interest on the Promissory Note) and Warrants to acquire 804,600 shares of the Company’s Common Stock.

As previously stated, the Company has obtained funding from RMB for certain agreed Corporate expenses and Newsboy Project expenses. However, additional expenses will require funding for the entirety of the amount that we spend in 2013. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations.  Our current business plan for the next 18 months calls for approximately $800,000 to start exploration activities on the Bullfrog Project and approximately $500,000 to start exploration on the Klondike Project.  We are required to raise additional funds to start work on these projects as all current financing is restricted to the Newsboy Project and Corporate expenses.

We have no revenues and do not expect to have revenues in 2013. Therefore our future operations are dependent on our ability to secure additional external funding or through financing activities. Funding may not be available on acceptable terms or at all.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2012, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2012, our management, including our Chief Executive Officer, have concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified a material weakness related to our internal audit functions . Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions, which can result in a material weakness in internal control over our financial reporting.  Due to our size and nature, internal audit functions may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assist in the technical review of transactions for financial reporting

We believe that the foregoing will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 31, 2012, and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	71	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	62	Chairman

David Beling

Mr. Beling, was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 27, 2011.  Mr. Beling has been a management consultant with D C Beling & Associates, LLC since January 1, 2011 and was Executive Vice President and Chief Operating Officer of Geovic Mining Corp. (TSXV) from January 1, 2004 through December 31, 2010. Mr. Beling has served as a member of the board of directors of Quantum Rare Earths Dev. Corp (TSXV) since June 6, 2011 and Animas Resources Ltd.(TSXV) since June 5, 2012 . Mr. Beling was a member of the Boards of Directors of Coyote Resources, Inc. (OTCBB) from March 17, 2011 until September 2011, Romarco Minerals, Inc. (TSX) until September 2009 and Rare Element Resources (TSXV) until March 2008. Mr. Beling was the President and COO of AZCO Mining Inc. (TSXV: AMEX) from 1992 through 1996 and the Senior Vice President of Hycroft Resources & Dev. Inc. (VSX) from 1987 until 1992. He previously worked for several major US and junior Canadian mining companies. Mr. Beling was chosen as a director of the Company based on his 48 years of professional, management and executive experience in the mining industry, particularly with the evaluation, development and production of several precious metal projects.

Alan Lindsay

Mr. Lindsay was appointed as the Company’s Chairman on July 27, 2011.  Mr. Lindsay continues to serve on the Board of Terra Firma Resources Inc. (TSX.V) since August 2011. Mr. Lindsay is the co-founder of Uranium Energy Corp. in 2005 and continues to serve as its Chairman.  He is also a founder of MIV Therapeutics Inc. ("MIVT") and from 2001 to January 2008 served as the Chairman, President and CEO. Mr. Lindsay was a founder of AZCO Mining Inc. (TSX:AMEX) and served as Chairman, President and CEO from 1992 to 2000. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with gold discoveries. Mr. Lindsay was Chairman of TapImmune from 2007 to 2009 and helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia. Mr. Lindsay was a Director of Strategic American Oil Corporation from 2007-2010. Mr. Lindsay also served on the Board of Hana Mining Ltd. from 2005 to 2008.  Mr. Lindsay was chosen to be a director of the Company based on his general industry experience.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2012 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Code of Ethics

We have adopted a code of ethics, which is available at our website or upon request to management.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2012, but did take action by unanimous written consent in lieu of meetings on several occasions.

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

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. Mr. David Beling, a director and our President and Chief Executive Officer, works closely together with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. The Board of Directors focuses on these key risks and interfaces with management on seeking solutions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (1)	2012	$200,000	--	$148,000	--	--	--	--	$348,000
	2011	$83,333	$16,667	--	$557,994	--	--	--	$657,994
Andrea Schlectman (2)	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--
Joshua Bleak (3)	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--
___________

*	Stock awards represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(1)	Appointed on July 27, 2011. Salary and bonus for the period August through December 2011.
(2)	Resigned on July 27, 2011
(3)	Chief Executive Officer of Standard Gold Corp. from January 12, 2010 until October 26, 2011

Outstanding Equity Awards At Year End December 31, 2012

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)

David Beling	750,000	500,000	$0.40	09/30/2021	500,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of March 11, 2013 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Bullfrog Gold Corp, 897 Quail Run Drive, Grand Junction, CO 81505. Shares of common stock subject to options, warrants, conversion rights or other rights currently exercisable or exercisable within 60 days of March 11, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.  The percentage ownership shown in such table is based upon the 42,278,945 shares that were issued and outstanding on March 11, 2013.

Name and Address	Shares Owned	Percentage

David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	3,600,000	8.3
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	2,068,859	4.8
Barry Honig (3) 4400 Biscayne Blvd #850 Miami, FL 33137	3,538,285	8.4
Lindsay Capital Corp. (4) 802 Grand Pavillion Commercial Centre West Bay Road Grand Cayman, Cayman Islands KY1-1204	2,905,254	6.8
Alpha Capital Anstalt (5) Pradafant 7 9490 Furstentums Vaduz, Liechtenstein	2,500,000	5.9

All executive officers and directors as a group (2 persons) (1) (2)	5,668,859	12.8

(1)
Represents 2,200,000 shares held by the Beling Family Trust of which David Beling has voting and dispositive power, 400,000 shares held by David Beling and options to purchase 1,000,000 shares of common stock at $0.40 per share which may be exercised within 60 days. Excludes options to purchase 250,000 shares at $0.40 per share which are not exercisable within 60 days.  Excludes Warrants to purchase 100,000 shares of the Company's common stock at $0.40 per share, issued to the Beling Family Trust in the 2011 Private Placement. The Warrants may not be exercised and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock, The restriction described above may be waived, in whole or in part, upon sixty-one (61) days prior notice from the holder of the Warrant to the Company. The number of shares reflected in the Beneficial Ownership Table is limited accordingly.  Without the 4.99% limitation total shares owned after exercise of 100,000 warrants would be 3,450,000 or 8.4%.

(2)
Represents 1,108,859 shares of common stock, including 151,874 shares of common stock held by Mr. Lindsay’s wife.  Includes options to purchase 960,000 shares of common stock exercisable at $0.40 per share which are exercisable within 60 days.  Excludes options to purchase 240,000 shares of common stock which are not exercisable within 60 days.

(3)
Includes 2,305,785  shares of common stock held by Mr. Honig, 982,500 shares of Common Stock held by GRQ Consultants, Inc. 401k Plan (“GRQ 401k Plan”) and 250,000 shares of Common Stock held by GRQ Consultants, Inc. Defined Benefit Plan (“GRQ Defined Benefit Plan”):
(a)   Excludes: (i) 987,500 shares of common stock issuable upon the exercise of outstanding warrants; (ii) 800,000 shares of common stock issuable upon the conversion of Series B Preferred Stock; (iii) 788,461 shares of common stock held in UTMA accounts of Mr. Honig’s children, over which accounts Mr. Honig has no voting or dispositive power; and (iv) 125,000 shares of common stock issuable upon the exercise of outstanding warrants held in UTMA accounts of Mr. Honig’s children, over which accounts Mr. Honig has no voting or dispositive power. The Series B Preferred Stock and warrants may not be exercised and the holder may not receive shares of common stock within 60 days such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock. The percentage of ownership is therefore limited accordingly.

(b)   Excludes (i) 804,600 shares of common stock issuable upon conversion of Series B Preferred Stock held by GRQ 401k Plan; (ii) 1,304,600 shares of common stock issuable upon the exercise of outstanding warrants held by GRQ 401k Plan; and (iv) 125,000 shares of common stock issuable upon the exercise of outstanding warrants held by GRQ Defined Benefit Plan. The Series A Preferred Stock, Series B Preferred Stock and warrants may not be exercised and the holder may not receive shares of common stock within 60 days such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock. The percentage of ownership is therefore limited accordingly. The shares of common stock owned by GRQ 401k Plan and GRQ Defined Benefit Plan are deemed to be indirectly owned and controlled by Barry Honig.
Without the 4.99% limitation total shares owned after exercise of 2,417,100 warrants and 1,604,600 Series B Preferred Stock would be 7,559,385 or 18.7%.

(4)
Oliver Lindsay holds voting and dispositive power over shares held by Lindsay Capital Corp. Represents 2,425,254 shares of common stock and options to purchase 480,000 shares of the Company’s common stock exercisable at $0.40 per share and which are exercisable within 60 days. Excludes options to purchase 120,000 shares of common stock which are not exercisable within 60 days. Does not include 687,500 shares of Series A Preferred Stock, warrants to purchase 356,375 shares of common stock at $0.40 per share or warrants to purchase 1,700,060 shares of common stock at $0.35 per share . The Warrants and the Preferred Stock may not be exercised or converted, as the case may be, and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise or conversion (as the case may be) exceeds 4.99% of the issued and outstanding shares of common stock unless the Company receives a written waiver of such provision in accordance with the terms of the Warrant or the Series A Certificate of Designation. The number of shares reflected in the Beneficial Ownership Table is limited accordingly. Without the 4.99% limitation total shares owned after exercise of 687,500 shares of Series A Preferred Stock and 2,056,435 warrants would be 5,169,189 or 12.2%. Oliver Lindsay is the son of Alan Lindsay. Alan Lindsay is not affiliated with Lindsay Capital Corp.

(5)
Kondrad Ackermann holds voting and dispositive power over shares held by Alpha Capital Anstalt . Excludes warrants to purchase 2,500,000 shares of the Company's common stock at $0.35 per share. The Warrants may not be exercised and the holder may not receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such exercise exceeds 4.99% of the then issued and outstanding shares of common stock, unless the Company receives a written waiver of such provision in accordance with the terms of the Warrant. The number of shares reflected in the Beneficial Ownership Table is limited accordingly. Without the 4.99% limitation total shares owned after exercise of 2,500,000 warrants would be 5,000,000 or 11.8%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Bullfrog Gold Corp.
Andrea Schlectman, the previous President, Principal Executive Officer, Principal Financial Officer and Director, made certain loans to the Company which were interest free and bore no specific terms for repayment. As of July 31, 2011, the balance due on the loans was $56,500. The Company was relieved of any obligation to pay the foregoing loan pursuant to the Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of September 30, 2011.

On August 12, 2011, the Company sold an aggregate of 2,000,000 shares of common stock to the Beling Family Trust, of which David Beling, our President, Chief Executive President, Chief Financial Officer and Director, holds voting and dispositive power, for an aggregate purchase price of $200.

On September 30, 2011, the Beling Family Trust, of which David Beling, our President, Chief Executive President, Chief Financial Officer and Director holds voting and dispositive power, purchased 200,000 Units in the 2011 Private Placement.

On November 2, 2012, the Board of Directors unilaterally amended the exercise price of the Warrants as part of the 2011 Private Placement from $0.60 to $0.40.  Mr. Beling was an investor in the 2011 Private Placement and received 100,000 Warrants as part of that investment.

On December 21, 2012, the Board of Directors of the Company approved a stock compensation distribution to David Beling, the Chief Executive Officer and President of the Company, and Tyler Minnick, the Company’s Vice President of Administration and Finance in lieu of a cash year-end bonus and performance bonus. The Company awarded a total of 400,000 shares of its restricted common stock, par value $0.0001 per share (the “Common stock”) to Mr. Beling and awarded 100,000 shares of its restricted Common Stock to Mr. Minnick. The restricted stock awards were made at $0.37 per share determined by the Company’s board of directors based on the closing price of the Company’s Common Stock on the Over the Counter Bulletin Board on December 21, 2012. The restricted stock awards of Common Stock are 100% percent vested as of the grant date. There are no plans to register the shares of restricted stock and therefore sales of such shares will be subject to transfer restrictions pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended 2012 and 2011, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $36,000 and $12,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2012 and 2011, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2012, there was approximately $8,000 billed for tax compliance services. There was no tax-planning advice provided in 2011.

All Other Fees

For the fiscal years ended December 31, 2012 and 2011, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15. EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements and supporting schedules.

(a)(3)	Exhibits:

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.

2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.

3.1	(2)	Amended and Restated Certificate of Incorporation

3.2	(2)	Amended and Restated Bylaws

10.1	(1)	Form of Subscription Agreement

10.2	(3)	Form of Registration Rights Agreement

10.3	(3)	Form of Warrant

10.4	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation

10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)

10.6	(1)	Stock Purchase Agreement (Split-off)

10.7	(3)	Form of Directors and Officers Indemnification Agreement

10.8	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan

10.9	(3)	Form of 2011 Incentive Stock Option Agreement

10.10	(3)	Form of 2011 Non-Qualified Stock Option Agreement

10.11	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd

10.12	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.

10.13	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.

10.14	(1)	Promissory Note

10.15	(1)	Employment Agreement between the Company and Mr. David Beling

10.16	(1)	Consulting Agreement between the Company and Clive Bailey

10.17	(1)	Consulting Agreement between the Company and Robert Allender

10.18	(4)	Form of 2012 Subscription Agreement

10.19	(4)	Form of 2012 Registration Rights Agreement

10.20	(4)	Form of 2012 Warrant

10.21	(5)	Facility Agreement dated December 10, 2012

10.22	(5)	Security Agreement dated December 10, 2012 entered into by the Company

10.23	(5)	Security Agreement dated December 10, 2012 entered into by Standard Gold

10.24	(5)	Pledge Agreement dated December 10, 2012 entered into by the Company

10.25	(5)	Form of RMB Warrant

10.26	(6)	Consulting Agreement dated December 17, 2012 entered into by the Company and Antibes International Corp.

14.1	(7)	Code of Ethics

16.1	(1)	Letter from Bernstein & Pinchuk

21	(2)	List of Subsidiaries

31	*	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith
(1)	Incorporated by reference to the Form S-1/A, filed with the SEC on December 18, 2012
(2)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2011
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on October 6, 2011
(4)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 20, 2012
(5)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 12, 2012
(6)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 17, 2012
(7)	Incorporated by reference to the Annual Report on Form 10-K, filed with the SEC on February 27, 2012

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2013	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	March 18, 2013
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	March 18, 2013
ALAN LINDSAY

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bullfrog Gold Corp.
Grand Junction, CO

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiary ("the Company") (an exploration stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the cumulative period from January 12, 2010 (inception) to December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullfrog Gold Corp. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and for the cumulative period from January 12, 2010 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 18, 2013

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

Assets	12/31/12	12/31/11

Current assets
Cash and cash equivalents	$603,233	$1,815,055
Deposits	13,344	151,125
Prepaid expenses	478,804	46,619
Total current assets	1,095,381	2,012,799

Other assets
Mineral properties	1,200,700	800,700
Deferred financing fees	1,270,684	-
Total other assets	2,471,384	800,700

Total assets	$3,566,765	$2,813,499

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$84,915	$61,294
Other liabilities	8,462	10,661
Total current liabilities	93,377	71,955

Warrant liability	1,447,905	2,361,925
Note payable	428,148	-

Total liabilities	1,969,430	2,433,880

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 3,000,000 issued and 4,586,539 issued and outstanding as of 12/31/12 and 12/31/11, respectively	300	459
Series B 2,004,600 issued and none issued and outstanding as of 12/31/12 and 12/31/11, respectively	200	-
Common stock, 200,000,000 shares authorized, $ .0001 par value; 37,766,385 shares
and 29,897,846 shares issued and outstanding as of 12/31/12 and 12/31/11, respectively	3,777	2,990
Additional paid in capital	5,231,233	2,644,795
Deficit accumulated during the exploration stage	(3,638,175)	(2,268,625)

Total stockholders' equity	1,597,335	379,619

Total liabilities and stockholders' equity	$3,566,765	$2,813,499

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through December 31, 2012

			Inception
	Year	Year	(January 12, 2010)
	Ended	Ended	through
	12/31/12	12/31/11	12/31/12

Revenue	$-	$-	$-

Operating expenses
General and administrative	1,589,502	608,750	2,217,382
Exploration costs	967,323	127,336	1,105,719
Marketing	1,271,551	374,853	1,646,404

Total operating expenses	3,828,376	1,110,939	4,969,505

Net operating loss	(3,828,376)	(1,110,939)	(4,969,505)

Gain on forgiveness of debt	-	28,499	28,499
Interest expense	(39,771)	(18,941)	(69,070)
Revaluation of warrant liability	2,498,597	(1,126,696)	1,371,901

Net loss	$(1,369,550)	$(2,228,077)	$(3,638,175)

Weighted average common shares outstanding – basic and diluted	30,463,966	14,641,678

Loss per common share – basic and diluted	$(0.04)	$(0.15)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 12, 2010 (inception) through December 31, 2012

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)

Balance, January 12, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Acquisition of mineral property, January 2010			923,077	92	208	-	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	-	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	-	500
Issuance of Common stock for cash, August 2010			678,523	68	153	-	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	-	-	-	-		(40,548)	(40,548)

Balance, December 31, 2010	-	-	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	-		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,414,758		2,415,671
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,228,077)	(2,228,077)

Balance, December 31, 2011	4,586,539	459	29,897,846	2,990	2,644,795	(2,268,625)	379,619

Stock-based compensation					876,351		876,351
Issuance of Common stock for services, April 2012			31,000	3	23,247		23,250
Issuance of Common stock for services, May 2012			25,000	2	16,998		17,000
Issuance of Common stock for services, June 2012			100,000	10	52,990		53,000
Issuance of Common stock for services, July 2012			100,000	10	58,990		59,000
Issuance of Common stock per note payable agreement, October 2012			50,000	5	11,495		11,500
Reclassification of warrant from liability to additional paid in capital, October 2012					73,551		73,551
Issuance of Common stock per note payable agreement, November 2012			100,000	10	37,990		38,000
Conversion of preferred to common stock, November 2012	(1,586,539)	(159)	1,586,539	159			-
Issuance of stock and warrants in private placement, November 2012	2,004,600	200	3,376,000	338	(538)		-
Issuance of stock and warrants in private placement, December 2012			2,000,000	200	186,822		187,022
Issuance of common stock to company employees, December 2012			500,000	50	184,950		185,000
Issuance of warrants in debt facility agreement, December 2012					1,063,592		1,063,592
Net loss for the year ended December 31, 2012						(1,369,550)	(1,369,550)

Balance, December 31, 2012	5,004,600	$500	37,766,385	$3,777	$5,231,233	$(3,638,175)	$1,597,335

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011, and the Period
from January 12, 2010 (Inception) through December 31, 2012

			Inception
	Year	Year	(January 12, 2010)
	Ended	Ended	through
	12/31/12	12/31/11	12/31/12

Cash flows from operating activities
Net loss	$(1,369,550)	$(2,228,077)	$(3,638,175)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	(28,499)	(28,499)
Revaluation of warrant liability	(2,498,597)	1,126,696	(1,371,901)
Stock-based compensation	876,351	392,189	1,268,540
Stock issued for services	221,250	-	221,250
Stock issued for financing fee on note payable	49,500	-	49,500
Stock issued to employees	185,000	-	185,000
Amortization of deferred financing fees	36,908		36,908
Change in operating assets and liabilities:
Cash in trust account	-	2,521	-
Receivable from pre-merger Bullfrog	-	48,637	48,637
Deposits	137,781	(99,761)	38,020
Prepaid expenses	(432,185)	(46,619)	(478,804)
Accounts payable	23,621	61,104	84,915
Other liabilities	(2,199)	(2,722)	(4,921)
Accrued interest	1,150	18,941	29,649

Net cash used in operating activities	(2,770,970)	(755,590)	(3,559,881)

Cash flows from investing activity
Acquisition of property	(400,000)	(150,000)	(550,000)

Net cash used in investing activity	(400,000)	(150,000)	(550,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	545	3,066
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	1,575,000	2,710,000	4,285,000
Proceeds from notes payable	628,148	10,100	699,048
Payment of deferred financing fees	(244,000)		(244,000)
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	1,959,148	2,720,645	4,713,114

Net increase in cash and cash equivalents	(1,211,822)	1,815,055	603,233

Cash and cash equivalents, beginning of period	1,815,055	-	-

Cash and cash equivalents, end of period	$603,233	$1,815,055	$603,233

Supplemental cash flow information
Cash paid during year for interest	$1,713

Noncash investing and financing activities
Issuance of common stock for acquisition of mineral property		$400	$700
Issuance of note payable for acquisition of mineral property		$550,000	$650,000
Issuance of note payable for receivable from pre-merger Bullfrog		$250,000	$250,000
Conversion of note payable and accrued interest to common stock, preferred stock and warrants in private placement	$201,150	$940,900	$1,142,050
Contribution of deposits by shareholder		$51,364	$51,364

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Reverse Merger and Recapitalization
On September 30, 2011, Standard Gold Corp. (“Standard Gold”) entered into a Merger Agreement (the “Merger”) with a public shell company, Bullfrog Gold Corp. (“Bullfrog Gold”), formerly known as Kopr Resources Corp. pursuant to which Standard Gold merged with and into a wholly owned subsidiary of Bullfrog Gold as more fully described in Note 2. Such Merger caused Standard Gold to become a wholly-owned subsidiary of Bullfrog Gold. The Merger was accounted for as a reverse-merger and recapitalization and Standard Gold was considered the accounting acquirer for accounting purposes and Bullfrog Gold the acquired company. The business of Standard Gold became the business of Bullfrog Gold. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger are those of Standard Gold and are recorded at the historical cost basis of Standard Gold. Bullfrog Gold Corp. along with Standard Gold Corp. is referred to hereafter as “the Company”.

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

The Company is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company has acquired State Leases and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 11,250 acres (in the normal course of business we have staked over 100 additional mining claims for the Newsboy Project, but these have not yet been filed with the US BLM or Maricopa County. As a result, the official ownership of these claims has not been recorded. After recordation, these additional claims will be owned by the Company and increase our Newsboy Project to approximately 7,400 acres). The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $3,638,000 as of December 31, 2012. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. However, the Company will now have additional expenses as a result of it being a public company. The closing of the private placement of the Company’s securities for $1,845,150 (the “2012 Private Placement”) included the conversion of debt owed by the Company in the aggregate amount of $200,000 plus interest of $1,150 which was converted on a dollar for dollar basis. In addition, on December 10, 2012, the Company entered into a Facility Agreement evidencing a secured loan (the “Facility”) with RMB Australia Holdings Limited (“RMB”), as the lender, in the amount of $4.2 million.  As a result of the $980,000 of net proceeds received from the 2012 Private Placement and the $4.2 million Facility, the Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2013. There are no assurances that the Company will be successful in meeting its cash flow requirements.

Cash and Cash Equivalents and Concentration
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  At December 31, 2012, the Company’s cash balance was approximately $600,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs
Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the year ended December 31, 2012, the Company incurred exploration cost of approximately $967,000.

Costs of property acquisitions are being capitalized.

Deferred Financing Fees
In conjunction with the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants.  These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.  Amortization of deferred financing fees included in interest expense in 2012 was approximately $37,000.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of December 31, 2012 and 2011. See Note 3.

Fair Value of Financial Instruments
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts payable, and other liabilities and the warrant liability is already recorded at fair value.  The fair value of the Company’s note payable approximates the carrying value based upon current rates available to the Company.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2012 or 2011. The periods ended December 31, 2012, 2011 and 2010 are open to examination by taxing authorities.

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

On November 2, 2012, we reduced the exercise price of all 2011 Private Placement warrants to $.40 per share. In accordance with ASC 718 the amount of additional expense recognized was determined by calculating the fair value of the warrants immediately before the modification less the fair value of the warrants as modified. We calculated the fair value of warrants immediately before and after the modification using the Black-Scholes model with the following assumptions:

	Before	After
Fair market value of common stock	$0.38	$0.38
Exercise price	$0.60	$0.40
Term	1.92 Years	1.92 Years
Volatility range	68.4%	68.4%
Risk-free rate	0.25%	0.25%
Fair value of warrant	$398,444	$605,578

The incremental increase in fair value was $207,134.  The 2011 Private Placement warrants were reclassified from liability to equity on October 1, 2012 and therefore there was no effect on the Consolidated Statements of Operations or Consolidated Balance Sheets.

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

Net Loss per Common Share
Net losses were reported during the year’s ended December 31, 2012 and 2011.  As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	12/31/12	12/31/11
Stock options	4,060,000	4,060,000
Warrants	19,124,225	4,563,625
Preferred stock	5,004,600	4,586,539

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

The first option payment of $150,000 was paid in December 2011. Upon the full payment of the balance of $2,775,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the 2011 Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

In addition to the above payments, $50,000 was paid to Southwest by a third party for additional direct costs of acquiring the mineral property which converted into an aggregate of 125,000 Units in the 2011 Private Placement. This payment is included as an increase to mineral property on the balance sheet.

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

2011 Private Placement
Following the closing of the Merger, the Company sold an aggregate of 9,127,250 units in a 2011 Private Placement (the “2011 Private Placement”) at a per unit price of $0.40, with each unit consisting of (i) one share of the Company’s common stock (except that certain investors elected to receive in lieu of common stock, one share of the Company’s Series A Convertible Preferred Stock) and (ii) a three year warrant to purchase shares of common stock equal to 50% of the number of shares purchased in the 2011 Private Placement at an exercise price of $0.60 per share. The Company sold a total of 5,252,250 units consisting of common shares and a total of 3,875,000 units consisting of Series A Preferred Stock, resulting in total proceeds of $3,650,900. The 2011 Private Placement includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement. Net of converted debt, the 2011 Private Placement generated cash proceeds of $2,710,000.

The Company entered into registration rights agreements (the “Registration Rights Agreements”) with the investors in the 2011 Private Placement.  Effective March 16, 2012, the Company and holders of the majority of Registerable Securities (as defined in the Registration Rights Agreement) agreed to amend the definitions of “Filing Date” and “Effectiveness Date”, as such terms are defined in the Registration Rights Agreement, such that “Filing Date” shall mean 12 months after the Trigger Date and “Effectiveness Date” shall mean eighteen months after the Trigger Date.  On September 24, 2012 the S1 Registration Statement was filed with the SEC.  As of March 11, 2013 the Registration Statement has not been declared effective by the SEC.

Split-Off
Immediately following the closing of the Merger and the 2011 Private Placement, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred substantially all of its pre-Merger assets and liabilities to its wholly owned subsidiary, Kopr Resources Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to a former officer and director of the Company in exchange for cancellation of an aggregate of 22,510,919 shares of the Bullfrog Gold’s pre-merger common stock held by such person (the “Split-Off”), which left 11,000,000 shares of the Company’s common stock held by persons who were stockholders of Bullfrog Gold prior to the Merger. Of these shares, 9,000,000 shares constituted the Company’s “public float” prior to the Merger that will continue to represent the shares of the Company’s common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

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

At December 31, 2012, there was unrecognized compensation expense related to these stock options of $543,661, which is expected to be recognized over a weighted average period of 9 months.

A summary of the stock options as of December 31, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	-	-	-	-
Granted	4,060,000	$0.40	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2011	4,060,000	$0.40	9.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2012	4,060,000	$0.40	8.75	-
Options exercisable at December 31, 2012	2,436,000	$0.40	8.75	-
Options expected to vest	4,060,000			-

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

For the year ended December 31, 2012 there has been 1,586,539 shares of Series A Preferred Stock converted into common stock.  As of March 11, 2013 an additional 2,312,500 shares of Series A Preferred Stock converted into common stock, leaving a total of 687,500 shares of Series A Preferred Stock remaining.

In October 2012, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock. The holders of the Company’s Series B Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

2012 Private Placement
The Company sold an aggregate of 7,380,600 units in a 2012 Private Placement (the “2012 Private Placement”) at a per unit price of $0.25, with each unit consisting of (i) one share of the Company’s common stock (except that certain investors elected to receive in lieu of common stock, one share of the Company’s Series B Convertible Preferred Stock) and (ii) a four year warrant to purchase shares of common stock equal to 100% of the number of shares purchased in the 2012 Private Placement at an exercise price of $0.35 per share. The 2012 Private Placement was completed in two closings (i) on November 19, 2012 the Company sold an aggregate of 5,380,600 units (which included 804,600 units for the conversion of debt and related interest and 276,000 units in exchange for certain legal fees) with gross proceeds to the Company of $1,345,150 (which included the conversion of debt of $200,000 plus $1,150 interest and $69,000 for certain legal fees) and (ii) on December 17, 2012 the Company sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000.  The Company sold a total of 5,376,000 units consisting of common shares and a total of 2,004,600 units consisting of Series B Preferred Stock, resulting in total proceeds of $1,845,150. The 2012 Private Placement includes the conversion of debt owed by the Company in the aggregate amount of $200,000 plus $1,150 interest which was converted on a dollar for dollar basis into the 2012 Private Placement. Net of converted debt and legal fees, the 2012 Private Placement generated cash proceeds of $1,575,000.

The Company has entered into registration rights agreements with the Investors, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any Warrants or Series B Preferred Stock, as well as Common Stock underlying the warrants issued to the placement agent(s) within 30 days (the “Filing Date”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days (the “Effectiveness Deadline”). On February 12, 2013 the S1/A Registration Statement was filed with the SEC.  As of March 11, 2013 the S-1/A Registration Statement has not been declared effective by the SEC.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS
In applying current accounting standards to the financial instruments issued in the 2011 Private Placement and the 2012 Private Placement, the Company first considered the classification of the Series A and Series B Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series A and Series B Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A and Series B Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A or Series B Preferred Stock, it is classified as a component of stockholders’ equity.

The warrants were also evaluated for purposes of classification. The warrants issued in the 2011 Private Placement and 2012 Private Placement contains a feature that is not consistent with the concept of stockholders’ equity. The exercise price of the warrants are subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices. The 2011 Private Placement warrants were subject to price adjustment until October 1, 2012, therefore the 2011 Private Placement warrants have been reclassified to stockholders’ equity as of October 1, 2012. The 2012 Private Placement warrants price adjustment expires four years after the date of issuance (the “Expiration Date”). Current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the 2012 Private Placement warrants require classification in liability as derivative warrants. Derivative warrants are carried initially at fair value (up to the value of cash received) and subsequently at fair value with changes in fair value reflected in income.

	Closing date of private placement
	9/30/11	11/19/12	12/17/12	Total warrant liability
Beginning balance at December 31, 2010	$--	$--	$--	$--
Issuance of derivative warrants in private placement	1,235,229	--	--	1,235,229
Exercise or expiration	--	--	--	--
Change in fair value of warrant liability	1,126,696	--	--	1,126,696
Balance at December 31, 2011	2,361,925	--	--	2,361,925
Issuance of derivative warrants in private placement	--	1,345,150	312,978	1,658,128
Exercise or expiration	--	--	--	--
Change in fair value of warrant liability	(2,288,374)	(282,499)	72,276	(2,498,597)
Reclassification of warrant from liability to equity	(73,551)	--	--	(73,551)
Ending balance at December 31, 2012	$--	$1,062,651	$385,254	$1,447,905

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2011 Private Placement	9/30/11	12/31/11	10/1/12
Fair market value of common stock	$0.60	$0.95	$0.18
Exercise price	$0.60	$0.60	$0.60
Term (1)	3 Years	2.75 Years	2.0 Years
Volatility range (2)	68.5%	63.9%	69.7%
Risk-free rate (3)	0.50%	0.50%	0.25%

2012 Private Placement	11/19/12	12/17/12	12/31/12
Fair market value of common stock	$0.46	$0.32	$0.37
Exercise price	$0.35	$0.35	$0.35
Term (1)	4 Years	4 Years	(4)
Volatility range (2)	68.7%	68.6%	68.3%
Risk-free rate (3)	0.33%	0.37%	0.36%

(1)	The term is the remaining years until expiration of warrants.
(2)
The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.

(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.88 years, and the December 17, 2012 closing date was 3.96 years.

Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to us, of up to 9.99%).

The second classification-related accounting consideration related to the possibility that the conversion option embedded in the Series A and Series B Preferred Stock may require classification outside of stockholders’ equity. Generally, an embedded feature in a hybrid financial instrument (such as the Series A and Series B Preferred Stock) that both meets the definition of a derivative financial instrument and is not clearly and closely related to the host contract in term of risks would require bifurcation and accounting under derivative standards. The embedded conversion option is a feature that embodies risks of equity. The Company has concluded that the Series A and Series B Preferred Stock is a contract that affords solely equity risks.

NOTE 4 – NOTE PAYABLE
On December 10, 2012 (the “Closing Date”), the Company entered into a Facility Agreement evidencing a secured loan (the “Facility”) with RMB Australia Holdings Limited (“RMB”), as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold will pay an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the RMB Facility and is receiving funds from RMB as requested by the Company based on the agreed work program.

In applying current accounting standards to the warrants issued in the Facility with RMB, the Company considered the warrants under ASC 815 Derivatives and Hedging.  Under these standards the warrants would qualify as equity and using the Black Scholes pricing model the following assumptions were made to estimate the fair value of the warrants:

December 10, 2012
Fair market value of common stock	$0.35
Exercise price	$0.35
Term (1)	3 Years
Volatility range (2)	65.8%
Risk-free rate (3)	0.33%

(1)	The term is the remaining years until expiration of warrants.
(2)
The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected peer companies that provided a reasonable basis upon which to calculate volatility.

(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.

The fair value of the warrants were calculated to be $1,063,592 and are classified as deferred financing fees that will be amortized for 24 months from the Closing Date of the RMB Facility.

NOTE 5 – INCOME TAXES
The effective income tax rate for the years ended December 31, 2012 and 2011 consisted of the following:

	2011	2010
Federal statutory income tax rate	(35.0%)	(35.0%)
Other	0.57%	(0.00%)
Permanent differences	0.02%	0.00%
Increase in valuation allowance	34.41%	35.00%
Net income tax provision (benefit)	-	-

The components of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Federal and state net operating loss carryovers	$1,118,955	$199,485
Mineral Property	119,639	12,969
Warrant Liability	-0-	394,344
Stock compensation	443,989	137,266
Accrued vacation	2,962	-0-
Reorganization Costs	-0-	49,886
Deferred tax asset	$1,685,545	$793,950

Deferred tax liabilities:
Warrant Liability	(480,165)	-0-
Total deferred liabilities	(480,165)	-0-

Net deferred tax asset	1,205,380	793,950
Less: valuation allowance	(1,205,380)	(793,950)

Deferred tax asset	$ -0-	$ -0-

The Company has approximately a $3,197,014 net operating loss carryover as of December 31, 2012.  The net operating loss may offset against taxable income through the year ended December 31, 2032.  A portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2012, as the likelihood of the realization of the tax benefits cannot be determined.  The valuation allowance increased by approximately $411,430 and $976,913 for the years ended December 31, 2012 and 2011, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 6 - ACQUISITION OF OPTION TO PURCHASE KLONDIKE PROJECT
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

NOTE 7 – SUBSEQUENT EVENTS
On January 8, 2013, the Company issued 250,000 shares of common stock, to MockingJay, Inc. for future investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On January 16, 2013, the Company issued 150,000 shares of common stock, to Verge Consulting for future investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On January 30, 2013, the Company received $316,856 from RMB as part of the Facility Agreement.

On February 4, 2013, the Company sold an aggregate of 1,800,060 units (the “Units”, “February 2013 Private Placement”) with gross proceeds to the Company of $450,015 to certain accredited investors (the “Investors”) pursuant to a subscription agreement (the “Subscription Agreement”). The proceeds from this offering will be used primarily for a future investor relations campaign.  Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a four-year warrant (the “Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the private placement, the Company issued an aggregate of 1,800,060 shares of its Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

The Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 120 days after the closing date of the private placement covering the resale of the shares of Common Stock underlying the Warrants. The Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

The Company paid placement agent fees of $12,000 in cash to a placement agent in connection with the sale of the Units. The placement agent also received Warrants to acquire 48,000 shares of the Company’s Common Stock.

The Company has entered into registration rights agreements with the Investors, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) on or prior to April 4, 2013 (the “Filing Date”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 60 days (the “Effectiveness Deadline”).

The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

On March 6, 2013, the Company received $242,175 from RMB as part of the Facility Agreement.