Form 10-Q
period 2013-03-31
Bullfrog Gold Corp.
filed 2013-05-10
CIK 1448597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,278,945 shares of common stock, par value $0.0001, were outstanding on May 9, 2013.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012

Assets	3/31/13	12/31/12

Current assets
Cash and cash equivalents	$492,775	$603,233
Deposits	13,344	13,344
Prepaid expenses	472,761	478,804
Total current assets	978,880	1,095,381

Other assets
Mineral properties	1,200,700	1,200,700
Deferred financing fees	1,107,235	1,270,684
Total other assets	2,307,935	2,471,384

Total assets	$3,286,815	$3,566,765

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$99,592	$84,915
Other liabilities	9,271	8,462
Total current liabilities	108,863	93,377

Warrant liability	1,193,874	1,447,905
Note payable	987,179	428,148

Total liabilities	2,289,916	1,969,430

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 687,500 and 3,000,000 issued and outstanding as of 3/31/13 and 12/31/12, respectively	69	300
Series B 2,004,600 issued and outstanding as of 3/31/13 and 12/31/12	200	200
Common stock, 200,000,000 shares authorized, $ .0001 par value; 42,278,945 shares
and 37,766,385 shares issued and outstanding as of 3/31/13 and 12/31/12, respectively	4,228	3,777
Additional paid in capital	5,751,458	5,231,233
Deficit accumulated during the exploration stage	(4,759,056)	(3,638,175)

Total stockholders' equity	996,899	1,597,335

Total liabilities and stockholders' equity	$3,286,815	$3,566,765

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012, and the Period
from January 12, 2010 (Inception) through March 31, 2013

			Inception
			(January 12, 2010)
	Three Months Ended		through
	3/31/13	3/31/12	3/31/13

Revenue	$-	$-	$-

Operating expenses
General and administrative	329,083	273,332	2,546,465
Exploration costs	446,242	327,202	1,551,961
Marketing	694,665	259,608	2,341,069

Total operating expenses	1,469,990	860,142	6,439,495

Net operating loss	(1,469,990)	(860,142)	(6,439,495)

Gain on forgiveness of debt	-	-	28,499
Interest expense	(175,712)	-	(244,782)
Revaluation of warrant liability	524,821	792,809	1,896,722

Net loss	$(1,120,881)	$(67,333)	$(4,759,056)

Weighted average common shares outstanding – basic and diluted	40,191,546	29,897,846

Loss per common share – basic and diluted	$(0.03)	$(0.00)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012, and the Period
from January 12, 2010 (Inception) through March 31, 2013

			Inception
			(January 12, 2010)
	Three months ended		through
	3/31/13	3/31/12	3/31/13

Cash flows from operating activities
Net loss	$(1,120,881)	$(67,333)	$(4,759,056)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	-	-	(28,499)
Revaluation of warrant liability	(524,821)	(792,809)	(1,896,722)
Stock-based compensation	181,220	332,692	1,449,760
Stock issued for services	160,000	-	381,250
Stock issued for financing fee on note payable	-	-	49,500
Stock issued to employees	-	-	185,000
Amortization of deferred financing fees	163,449	-	200,357
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	-	-	48,637
Deposits	-	143,187	38,020
Prepaid expenses	6,043	33,290	(472,761)
Accounts payable	14,677	(29,285)	99,592
Other liabilities	809	(1,946)	(4,112)
Accrued interest	-	-	29,649

Net cash used in operating activities	(1,119,504)	(382,204)	(4,679,385)

Cash flows from investing activity
Acquisition of property	-	-	(550,000)

Net cash used in investing activity	-	-	(550,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	-	3,066
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	450,015	-	4,735,015
Proceeds from notes payable	559,031	-	1,258,079
Payment of deferred financing fees	-	-	(244,000)
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	1,009,046	-	5,722,160

Net increase (decrease) in cash and cash equivalents	(110,458)	(382,204)	492,775

Cash and cash equivalents, beginning of period	603,233	1,815,055	-

Cash and cash equivalents, end of period	$492,775	$1,432,851	$492,775

Supplemental cash flow information
Cash paid during year for interest	$12,263

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights  on State lands, private lands and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 13,640 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation
The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2012 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended March 31, 2013 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2013.

Principles of Consolidation
The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiary, Standard Gold Corp. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $4,759,000 as of March 31, 2013. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

On February 4, 2013, the Company sold an aggregate of 1,800,060 units (the “Units” or“February 2013 Private Placement”) with gross proceeds to the Company of $450,015 to certain accredited investors (the “Investors”) pursuant to a subscription agreement (the “Subscription Agreement”). The proceeds from this offering will be used primarily for a future investor relations campaign.  Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a four-year warrant (the “Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the private placement, the Company issued an aggregate of 1,800,060 shares of its Common Stock.

In addition, on December 10, 2012 the Company entered into a Facility Agreement in the amount of $4.2 million, see additional discussion of the Facility Agreement in Note 4. The Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2013. There are no assurances that the Company will be successful in meeting its cash flow requirements.

Cash and Cash Equivalents and Concentration
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2013, the Company’s cash balance was approximately $493,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs
Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties.  Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2013 and 2012, the Company incurred exploration cost of approximately $446,000 and $327,000, respectively.

Costs of property acquisitions are being capitalized.

Deferred Financing Fees
In conjunction with a Facility Agreement evidencing a secured loan (the “Facility”) with RMB Australia Holdings Limited (“RMB”), the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012.  These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.  Amortization of deferred financing fees included in interest expense in 2013 was approximately $163,000.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of March 31, 2013 and December 31, 2012. See Note 3.

Fair Value of Financial Instruments
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts payable, and other liabilities and the warrant liability is already recorded at fair value.  The fair value of the Company’s note payable approximates the carrying value based upon the note’s stated variable rate approximating the market rate of the note payable, which is considered a level 3 input.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2013 or December 31, 2012. The periods ended December 31, 2012, 2011 and 2010 are open to examination by taxing authorities.

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

Stock-Based Compensation
Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). This ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Net Loss per Common Share
Net losses were reported during the three months ended March 31, 2013 and 2012.  As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	3/31/13	3/31/12
Stock options	4,060,000	4,060,000
Warrants	20,972,285	4,563,625
Preferred stock	2,692,100	4,586,539

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

The Company has entered into registration rights agreements with the investors in the 2012 Private Placement, pursuant to which the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of the Common Stock sold in the Offering and underlying any Warrants or Series B Preferred Stock, as well as Common Stock underlying the warrants issued to the placement agent(s) within 30 days (the “Filing Date”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days.  As of May 9, 2013, the Registration Statement has not been declared effective by the SEC.

February 2013 Private Placement
On February 4, 2013, the Company sold an aggregate of 1,800,060 Units  with gross proceeds to the Company of $450,015 to certain accredited investors (the “Investors”) pursuant to a subscription agreement (the “Subscription Agreement”). The proceeds from this offering will be used primarily for a future investor relations campaign.  Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a four-year warrant (the “Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the private placement, the Company issued an aggregate of 1,800,060 shares of its Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

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

The Company has entered into registration rights agreements with the Investors, pursuant to which the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) on or prior to April 4, 2013 (the “Filing Date”). The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 60 days (the “Effectiveness Deadline”). Effective March 20, 2013, the Company and holders of the majority of Registerable Securities (as defined in the Registration Rights Agreement) agreed to amend the definition of “Filing Date”, as such term is defined in the Registration Rights Agreement, such that “Filing Date” shall mean May 31, 2013.

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

Recent Sales of Unregistered Securities
On January 8, 2013, the Company issued 250,000 shares of common stock, to MockingJay, Inc. for future investor relations and consulting services. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”)afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

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

Convertible Preferred Stock
In August 2011, the Board of Directors of the Company (the “Board of Directors”) designated 5,000,000 shares of its Preferred Stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series A Preferred Stock in not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The holders of the Company’s Series A Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

For the three months ending March 31, 2013 there were 2,312,500 shares of Series A Preferred Stock converted into common stock.  As of March 31, 2013 there have been 3,899,039 shares of Series A Preferred Stock converted into common stock, leaving a total of 687,500 shares of Series A Preferred Stock remaining.

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

Common Stock Options
On September 30, 2011, the Board of Directors and stockholders adopted the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. The 2011 Plan has reserved 4,500,000 shares of common stock for issuance. All options issued are nonqualified stock options as amended on December 19, 2011.  The modification to the option agreements increased the vesting period for only certain option agreements from one year to two years.  The incremental cost associated with the differential in fair value at the modification date was not material.  The option agreements are exercisable as follows in 20% increments:

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

(1) Issued to David Beling, the Company's Chief Executive Officer and President.
(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

At March 31, 2013, there was unrecognized compensation expense related to these stock options of $362,441, which is expected to be recognized over a weighted average period of 6 months.

A summary of the stock options as of March 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	4,060,000	$0.40	8.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2013	4,060,000	$0.40	8.75	-
Options exercisable at March 31, 2013	3,248,000	$0.40	8.75	-
Options expected to vest	4,060,000			-

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS
In applying current accounting standards to the financial instruments issued in the 2011 Private Placement (a Private Placement that was consummated on September 30, 2011 (the “2011 Private Placement”)), 2012 Private Placement and the February 2013 Private Placement, the Company first considered the classification of the Series A and Series B Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series A and Series B Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A and Series B Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A or Series B Preferred Stock, it is classified as a component of stockholders’ equity.

The warrants were also evaluated for purposes of classification. The warrants issued in the 2011 Private Placement, 2012 Private Placement and February 2013 Private Placement contains a feature that is not consistent with the concept of stockholders’ equity.  The exercise price of the warrants are subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices.  The 2011 Private Placement warrants were subject to price adjustment until October 1, 2012, therefore the 2011 Private Placement warrants have been reclassified to stockholders’ equity as of October 1, 2012.  The 2012 Private Placement and February 2013 Private Placment warrants price adjustment expires four years after the date of issuance .  Current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the 2012 Private Placement and February 2013 Private Placement warrants require classification in liability as derivative warrants. Derivative warrants are carried initially at fair value (up to the value of cash received) and subsequently at fair value with changes in fair value reflected in income.

	Closing date of private placement			Total warrant liability
	11/19/12	12/17/12	2/4/13
Ending balance at December 31, 2012	$1,062,651	$385,254	$ -	$1,447,905
Issuance of derivative warrants in private placement	--	--	270,790	270,790
Exercise or expiration	--	--	--	--
Change in fair value of warrant liability	(359,284)	(132,046)	(33,491)	(524,821)
Ending balance at March 31, 2013	$703,367	$253,208	$237,299	$1,193,874

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/12	3/31/13
Fair market value of common stock	$0.37	$0.30
Exercise price	$0.35	$0.35
Term (1)	(4)	(5)
Volatility range (2)	68.3%	(6)
Risk-free rate (3)	0.36%	0.36%

February 2013 Private Placement	2/4/13	3/31/13
Fair market value of common stock	$0.32	$0.30
Exercise price	$0.35	$0.35
Term (1)	4 Years	3.85 Years
Volatility range (2)	63.9%	63.3%
Risk-free rate (3)	0.37%	0.37%

(1)	The term is the remaining years until expiration of warrants.
(2)
The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.

(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.88 years, and the December 17, 2012 closing date was 3.96 years.
(5)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.64 years, and the December 17, 2012 closing date was 3.72 years.
(6)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 64.2%, and the December 17, 2012 closing date was 63.6%.

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

NOTE 4 – NOTE PAYABLE
On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.  Standard Gold will pay an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility.  The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the RMB Facility and is receiving funds from RMB as requested by the Company based on the agreed work program.

In applying current accounting standards to the warrants issued in the Facility with RMB, the Company considered the warrants under ASC 815 Derivatives and Hedging.  Under these standards the warrants would qualify as equity.  The fair value of the warrants were calculated to be $1,063,592 and are classified as deferred financing fees that will be amortized for 24 months from the Closing Date of the RMB Facility.

NOTE 5 - COMMITMENTS
Newsboy Project
On September 28, 2011, Standard Gold and Southwest Exploration, Inc (“Southwest”) entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims in consideration for $3,425,000, of which $500,000 was previously paid by a third party (the “Prepayment Amount”). The balance due to Southwest on September 30, 2011 of $2,925,000 is payable on the following schedule:

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

The first three option payments for a total of $500,000 have been paid on schedule.  Upon the full payment of the balance of $2,425,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the 2011 Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

Klondike Project
On June 11, 2012, the Company entered into an option agreement with Arden Larson to purchase a 100% interest in the Klondike Project (“Klondike”) that included 64 unpatented mining claims, to which the Company  staked an additional 168 claims. Klondike is located in the Alpha Mining District about 40 miles north of Eureka, Nevada.

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

NOTE 6 – SUBSEQUENT EVENTS
On April 2, 2013, the Company received a $336,794 draw down from RMB as part of the Facility.

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

Company History and Recent Events
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

On November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement.

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility RMB, as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.  Standard Gold will pay an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility.  The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility will bear interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company will issue 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility.

On December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

On December 21, 2012, the Board of Directors of the Company approved a stock compensation distribution to David Beling, the Chief Executive Officer and President of the Company, and Tyler Minnick, the Company’s Vice President of Administration and Finance in lieu of a cash year-end bonus and performance bonus. The Company awarded a total of 400,000 shares of its restricted Common Stock, to Mr. Beling and awarded 100,000 shares of its restricted Common Stock to Mr. Minnick. The restricted stock awards were made at $0.37 per share determined by the Company’s board of directors based on the closing price of the Company’s Common Stock on the Over the Counter Bulletin Board on December 21, 2012. The restricted stock awards of Common Stock are 100% percent vested as of the grant date. There are no plans to register the shares of restricted stock and therefore sales of such shares will be subject to transfer restrictions pursuant to Rule 144 promulgated under the Securities Act.

On February 4, 2013, we sold an aggregate of 1,800,060 units with gross proceeds to the Company of $450,015 to five accredited investors pursuant to a subscription agreement.

Company Overview
We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold mineralization in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired exploration permits on state lands and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 13,640 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired three projects, as described below.

Newsboy Project, Arizona

The Newsboy Project comprises 7,400 acres of state, federal and patented lands located 45 miles northwest of Phoenix, Arizona. In June 2012 the Company determined that one of the state permits was not beneficial to the project and did not renew one of the four state permits, however in December 2012 the Company leased 38 acres of patented claims, which brought the total to approximately 4,958 acres and in March 2013 the Company recorded 160 mining claims with the US BLM and Maricopa County that were duly staked in January and February 2013 to increase the land holdings from 4,958 to approximately 7,400 acres.  The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site and provide excellent infrastructure. Approximately 1.2 million ounces of gold and 1 million ounces of silver have been produced within 25 miles of the Newsboy Project from several historic mines, including the Vulture, Congress, Octave and Yarnell.

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

The following is a description of the first three phases of drilling the Company completed since the beginning of 2012 at the Newsboy Project:

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

PHASE 3:

•
During the first quarter of 2013, 12 holes were drilled in the Queen of Sheba area located 2.5 miles northwest of the Main Newsboy deposit, 12 holes were drilled in the main deposit area, one hole was drilled on State of Arizona lands under permit, and one hole drilled about ¾ mile north of the Queen of Sheba area.

•
A new angled hole in the Queen of Sheba area was drilled 20 feet north of a hole cored in 1995 and intersected 25 feet of 2.8 gold ounces per short ton (opt) starting at the surface, including a 5-foot interval that averaged 13.9 gold opt. Drill cuttings from this high grade interval have been examined and found to contain free gold in granular and wire forms about 40 mesh in size and within a matrix of quartz and specular hematite.

•
The 12 holes drilled in the Main deposit area were drilled to expand mineralization in the eastern higher grade zone discovered in 2012 and to further define the northeastern perimeter of the open pit proposed in 1992. Eight holes drilled during Phases 1 – 3 in this area contained continuous mineralization that averaged 39 feet in thickness with average grades of 0.054 gold opt and 0.55 silver opt.

The Company intends to continue drilling the Newsboy Project and surrounding area during 2013 and beyond as deemed necessary and justified. To date the Company  has completed 74 holes in three phases of drilling  during the period November 2011 through March 2013.  The Company is planning to update the historic feasibility study and environmental permit applications. Phase 4 drilling of approximately 24 holes is scheduled to be completed by the end of 2013 and Phase 5 with an additional 24 holes may begin by late 2013 or early 2014.

In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995.

On December 11, 2012 the Company entered a lease agreement with Vulture View Mine, LLC (“Vulture View”) to lease two patents of approximately 38 acres.  As a result the Company’s land position as of January 1, 2013 totals 4, 958 acres. The Company paid $20,000 on December 11, 2012 for the first two lease years and agreed to a work commitment of $100,000 to explore the patents and surrounding area during the first lease year.   The Company will pay Vulture View $10,000 on the second anniversary and $10,000 each year thereafter until termination of the lease.

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

	Base NSR, %	Prices	Max. Buy- Down NSR, %
Gold	1.0	less than $1,200/ tr oz	0.50
	1.5	$1,201 to 1600	0.75
	2.0	$1,601 to 2,000	1.00
	2.5	$2,001 to $2,400	1.25
	3.0	$2,401 to $2,800	1.50
	3.5	$2,801 to $3,200	1.75
	4.0	$3,200 to $4,000	2.00
	4.5	$4,000 to $5,000	2.25
	5.0	greater than $5,000	2.50

Silver	1.0	less than $15/ tr oz	0.50
	1.5	$15.01 to $30	0.75
	2.0	$30.01 to $45	1.00
	2.5	$45.01 to $60	1.25
	3.0	$60.01 to $75	1.50
	3.5	$75.01 to $90	1.75
	4.0	$90.01 to $105	2.00
	4.5	$105.01 to $120	2.25
	5.0	greater than $120	2.50

Other Products	2.0	Determined by Product	1.00

In March 2013 the Company recorded 160 mining claims with the US BLM and Maricopa County that were duly staked in January and February 2013 to increase the land holdings from 4,958 acres to approximately 7,400 acres.

Bullfrog Gold Project

The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company proposes to drill 22 holes during 2013 to test for potential mineralization that may extend from the Montgomery-Shoshone open pit mine onto the Company’s adjacent property. The Company has engaged Mr. Chip Allender, certified professional geologist to prepare drilling plans and permit applications for the Bullfrog Project.  Mr. Allender was engaged as an independent contractor by the President of the Company, who has known Mr. Allender for four years.  We have not requested Mr. Allender to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs.   The Company also hired Mr. Joe Wilkins as a consultant on the Bullfrog Project.

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

A total of 156 surface rock chip samples of the Klondike host rocks averaged 32 ppm silver, 1.3 % zinc, 0.8 % lead, 0.16 % copper and anomalous gold.   These contents compare well with major silver-zinc deposits such as San Cristobal in Bolivia, Penasquito in Mexico and the new discovery of Cordero in Mexico, each of which may contain more than 100 million tonnes of ore.  See Note 5 in the Notes to Financial Statements for additional details concerning the purchase transaction.

The Company also used Mr. Allender to evaluate acquisition of the Klondike Project and for developing its permit applications and drilling plans.

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three months ended
	3/31/13	3/31/12
Revenue	$-	$-

Operating Expenses
General and Administrative	329,083	273,332
Exploration Costs	446,242	327,202
Marketing	694,665	259,608

Total Operating Expenses	1,469,990	860,142

Net Operating Loss	(1,469,990)	(860,142)

Interest Expense	(175,712)	-
Revaluation of Warrant Liability	524,821	792,809

Net Loss	$(1,120,881)	$(67,333)

We are still in the exploration stage and have no revenues to date.

During the three months ended March 31, 2013 we had a net loss of $1,120,881 compared to a net loss of $67,333 for the three months ended March 31, 2012. The increase of $1,053,548 is due primarily to:

1.
General and Administrative variance of approximately $55,000 is due the increase in legal fees and document preparation fees associated with public filings.  We had a total of 15 forms filed with the SEC in compliance with Federal Securities laws in the three months ending March 31, 2013 versus five in the three months ending March 31, 2012.

2.	Exploration costs for the three months ended March 31, 2013 were approximately $446,000 versus $327,000 for the same period in 2012, an increase of approximately $119,000 due to the following
a.
There was approximately $340,000 spent on phase 3 drilling and assaying the Newsboy Project in the three months ending March 31, 2013 versus $266,000 spent on phase 1 drilling and assaying the Newsboy Project in the three months ending March 31, 2012 for a difference of approximately $74,000.  However, there was an additional $67,000 phase 1 expenses that were incurred in 2011 for a total phase 1 drilling and assaying cost of approximately $333,000 for a difference of approximately $7,000 between phase 1 and phase 3 drilling and assaying cost.

b.
There was also an increase of approximately $45,000 for the three months ended March 31, 2013 paid to consultants to stake additional claims at the Newsboy Project.  We recorded 160 mining claims with the US BLM and Maricopa County that were duly staked in January and February 2013 to increase the land holdings from 4,958 to approximately 7,400 acres.

3.
Marketing expenses for the three months ended March 31, 2013 were approximately $695,000 versus $260,000 for the same period in 2012.  On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement.  The Consulting Agreement is being amortized through July 2013.

4.
The increase in interest expense of approximately $175,000 is due to on December 10, 2012 (the “Closing Date”), the Company entered into the Facility  with RMB, as the lender, in the amount of $4.2 million.  In conjunction with the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012.  These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.  Amortization of deferred financing fees included in interest expense in 2013 was approximately $163,000. See Note 4 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the RMB warrants and related note payable.

5.
The Revaluation of Warrant Liability of approximately $525,000 for the three months ended March 31, 2013 versus $793,000 for the same period in 2012 resulting in an decrease of approximately $268,000.  See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

Liquidity and Capital Resources
As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement) we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $4,759,000 as of March 31, 2013. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.  As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

In addition, on December 10, 2012 (the “Closing Date”), the Company entered into the Facility RMB, as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.   Standard Gold paid an arrangement fee of 7% of the Facility upon receiving the first draw down advanced under the Facility.  A total of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down.  The Company will be required to complete additional work as described herein in order to receive additional advances under the Facility. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the RMB Facility and is receiving funds from RMB as requested by the Company based on the agreed work program. The Company must deliver to RMB (i) financial reports no later than 90 days after the end of each financial year and 45 days after each quarter end, (ii) monthly reports no later than 21 days at the end of each month detailing the status of development of Newsboy, including actual to budget reconciliations, (iii) any proposed changes to the Corporate and Newsboy budget, and (iv) a Proceeds Account report no later than 21 days after the end of each quarter summarizing deposits and withdrawals, the Company has provided the required reports to RMB as of May 9, 2013.

The Company is allowed to submit a draw down request once a month  in accordance with the amounts set out in the agreed upon Corporate budget and Newsboy work program unless otherwise agreed upon between the Company and RMB.  The draw down request cannot be for an amount greater than the agreed upon Corporate and Newsboy budgets, see Table 1 and Table 2 below.  Once the draw down request is submitted, RMB has up to five business days to fund the request.  As stated in the Facility, once the draw down request is presented to RMB they are obligated to provide the requested funds without discretion assuming no default has occurred and the draw down request complies with the requirements of the Facility.  As of the date of this filing all draw down requests that have been presented by the Company to RMB have been properly funded.  However, it the Company is in default or a material adverse effect has occurred which will prevent the Company from developing or operating the projects in accordance with the Corporate and Newsboy budgets then RMB has the option of not fulfilling the funding request.  The Company is considered to be in default of the Facility if all or any material part of the Newsboy Project is abandoned.  If there is an Event of Default (as defined in the Facility Agreement section 11.1) RMB may also cancel the commitment.  In addition, a material adverse effect is defined as a material adverse effect on: (i) any transaction party’s inability to perform any of its obligations under any transaction document; (ii) the rights of the finance parties under, or enforceability of, a transaction document, (iii) the value of the Secured property, or (iv) the assets, business or operations of any transaction party (including a project and the project assets relating to that project).  Accordingly, RMB is able to exercise discretion in connection with any draw down requests under certain circumstances.  The foregoing is not a complete summary of the terms of the Facility, and is qualified in its entirety by reference to the complete text of the Facility Agreement, the Security Agreements, the Pledge Agreement and the Form of Warrant attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Current Report on Form 8-K filed with the SEC on December 12, 2012 which are hereby incorporated by reference.

Table 1 is the agreed work program for the Newsboy Project for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 1
NEWSBOY AGREED WORK PROGRAM
Dollars in thousands
	2012	2013												2014
	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Drill Holes	8	14			14	10							13	10					69

Office & Warehouse Rent	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	18
Office Supplies	-	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	15
Professional Consulting	13	13	8	8	18	18	23	23	24	24	23	24	24	23	24	24	9	9	332
Technician Consulting	4	4	-	-	4	4	-	-	-	-	-	-	4	4	-	-	-	-	24
Consulting Expense	1	1	1	1	2	2	2	2	2	2	2	2	2	2	2	2	1	1	30
Land Fees	27	-	-	-	-	-	7	21	-	-	-	-	7	-	-	-	-	-	62
Insurance	-	-	-	-	-	1	1	1	1	1	1	1	1	1	1	1	-	-	11
Project Public Relations	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	16
Drilling & Coring	105	189	-	-	189	147	-	-	-	-	-	-	189	147	-	-	-	-	966
Assaying	-	24	43	-	-	43	34	-	-	-	-	-	-	43	34	-	-	-	221
Support Equipment Services	10	10	8	8	-	8	8	-	-	-	-	-	-	8	8	-	-	-	68
Geochem, Geophysics etc	-	5	10	10	10	-	-	-	-	-	-	-	-	-	-	-	-	-	35
Surveying	-	-	-	5	-	-	-	5	-	-	-	-	-	-	-	5	-	-	15
Field Supplies	2	2	-	-	-	2	2	-	-	-	-	-	-	-	-	-	-	-	8
Metallurgical Testing	-	-	-	-	-	-	-	-	10	10	-	-	-	-	-	-	-	-	20
Process Consulting Services	-	-	-	-	-	-	-	-	5	5	5	5	5	5	5	5	-	-	40
Process Consulting Expense	-	-	-	-	-	-	-	-	2	2	2	2	2	2	2	2	-	-	16
Environmental Permitting	-	-	-	-	5	5	5	5	5	5	5	5	5	5	5	5	-	-	60
Environmental Services	-	-	-	-	5	5	10	15	15	15	15	15	15	15	15	15	-	-	155
Environmental Expense	-	-	-	-	1	1	3	4	4	4	4	4	4	4	4	4	-	-	41
Engineering & Resource Est.	-	-	-	20	30	30	30	40	40	40	40	30	30	30	30	30	-	-	420
Data Compilation	5	5	5	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15
Land payments	200	-	-	-	-	-	200	-	-	-	-	-	250	-	-	-	-	-	650
Capital expenses	-	10	10	10	6	6	6	6	6	6	6	6	6	16	16	16	-	-	132
TOTAL	369	266	88	65	273	275	334	125	117	117	106	97	547	308	149	112	11	11	3,370

ACTUAL
Drill Holes			21	5															26

Office & Warehouse Rent	1	1	1	-															3
Office Supplies	-	-	-	-															-
Professional Consulting	11	16	18	8															53
Technician Consulting	1	2	3	1															7
Consulting Expense	3	13	2	2															20
Land Fees	20	-	2	33															55
Insurance	-	-	2	-															2
Project Public Relations	-	-	-	-															-
Drilling & Coring	-	11	220	40															271
Assaying	-	-	28	4															32
Support Equipment Services	1	-	-	-															1
Geochem, Geophysics etc	-	-	-	-															-
Surveying	-	-	-	-															-
Field Supplies	-	-	-	-															-
Metallurgical Testing	-	-	-	-															-
Process Consulting Services	-	-	-	-															-
Process Consulting Expense	-	-	-	-															-
Environmental Permitting	-	-	-	-															-
Environmental Services	-	-	-	-															-
Environmental Expense	-	-	-	-															-
Engineering & Resource Est.	-	-	-	-															-
Data Compilation	-	-	-	-															-
Land payments	200	-	-	-															200
Capital expenses	-	-	-	-															-
TOTAL	237	43	276	88	-	-	-	-	-	-	-	-	-	-	-	-	-	-	644

DIFFERENCE	132	223	(188)	(23)															144

Table 2 is the agreed Corporate budget for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 2
CORPORATE BUDGET
Dollars in thousands
	2012	2013												2014
	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Payroll	29	29	29	29	32	32	32	32	32	32	38	38	38	38	38	38	38	38	612
Insurance	3	3	3	3	3	3	3	3	3	3	4	4	4	4	4	4	4	4	62
Office costs	1	1	1	1	3	3	3	3	3	3	3	3	3	3	3	3	3	3	46
Travel	4	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	55
Professional fees	153	13	8	8	8	8	28	8	13	8	13	8	8	13	8	8	13	13	339
Exchange listing	-	-	-	-	-	-	-	15	15	15	15	-	-	-	-	-	-	-	60
Interest expense	-	2	-	-	14	-	-	29	-	-	43	-	-	57	-	71	-	-	216
Financing fees	244	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	244
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
TOTAL	434	51	44	44	63	49	69	93	69	64	119	56	56	118	56	127	61	61	1,634

ACTUAL
Payroll	30	29	28	-															87
Insurance	2	3	3	-															8
Office costs	3	2	3	-															8
Travel	1	2	-	2															5
Professional fees	227	9	18	24															278
Exchange listing	-	-	-	-															-
Interest expense	2	-	-	-															2
Financing fees	244	-	-	-															244
Other	-	-	-	-															-
TOTAL	509	45	52	26															632

DIFFERENCE	(75)	6	(8)	18															(59)

During 2013, the Company intends to drill 59 holes at the Newsboy Project at an average of 300 feet per hole for a total approximate footage of 23,400. The drilling will be done in phases during the year, which will comprise phases 3-5. The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet.  We have contracted with Layne Christensen Company (“Layne”) to complete the drilling program. The Company will also use Skyline Laboratories (“Skyline”) to analyze the drill results.  The Company used Layne and Skyline for phases 1 and 2 in 2012 and phase 3 in 2013. We intend to start phase 4 and phase 5 drilling in 2013. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. Since we used Layne, Skyline and Mr. Bailey in the past we were able to produce an accurate budget for 2013 to help eliminate cost uncertainty. As of April 30, 2013 we have operating cash of approximately $186,000 and have received funds from RMB of approximately $1,324,000 comprised of:
1.
A first draw down on December 11, 2012 for approximately $428,000 which was used to pay legal fees related to the closing of the RMB Facility of approximately $87,000 and the remaining arrangement fee of $244,000 due to RMB (the arrangement fee was 7% of the Facility for a total of $294,000, however, the Company paid RMB $50,000 in May 2012 to be applied to the total arrangement fee leaving a balance due at closing of $244,000), therefore the Company received net cash from the first draw down of approximately $97,000.

2.	A second draw down on January 30, 2013 for approximately $317,000.
3.	A third draw down on March 6, 2013 for approximately $242,000.
4.	A fourth draw down on April 2, 2013 for approximately $337,000.
This leaves a balance to be received of approximately $2,876,000.

Milestones scheduled for completion for the remainder of 2013 include compilation of all relevant paper data into an electronic format, estimation of resources by an independent engineering firm using historic data and that collected by the Company in 2012, perfection of land issues  and completion of an internal economic study of the Newsboy Project.

The Company intends to utilize the full Facility amount from RMB and will therefore need to raise additional funds to pay off the facility amount when due, December 10, 2014. Since September 30, 2011, the Company has received gross equity proceeds of approximately $5,225,000 and plans to continue to raise funds through private placements. Additionally, we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

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

We have estimated minimum monthly general corporate expenses of $50,000 to $70,000.  Along with that we expect to spend approximately $2,200,000 on the Newsboy project, which would include approximately $900,000 on drilling, $370,000 on engineering and testing, $350,000 on geologic consulting, $180,000 on environmental permitting and $165,000 on assaying   We believe the financing discussed above will allow us to enhance the Newsboy project as well as position us to obtain additional financing as needed. However we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

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

As of April 30, 2013, the Company has spent on the Klondike Project approximately $71,000 on filing fees and approximately $20,000 on consulting fees.

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

Furthermore, the Initial Maturity Date of the Note was extended to the Initial Maturity Extension Date and, on such date, the Company fail ed to pay the principal amount of the Promissory Note, along with all accrued but unpaid interest thereon, and the Initial Extension Maturity Date was automatically extended to December 1, 2012 (the “Second Maturity Date”).   Since the Promissory Note was automatically extended to the Secondary Maturity Date, the Company paid to the holder of the Promissory Note an extension payment equal to 100,000 shares of our common stock (the “Extension Payment”).   In connection with the Promissory Note the Company issued 150,000 shares to the holder of the Promissory Note.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2013 due to the lack of an internal audit function as a result of limited personnel.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)