Form 10-Q
period 2013-06-30
Bullfrog Gold Corp.
filed 2013-07-25
CIK 1448597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,063,545 shares of common stock, par value $0.0001, were outstanding on July 24, 2013.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012

Assets	6/30/13	12/31/12

Current assets
Cash and cash equivalents	$728,328	$603,233
Deposits	13,344	13,344
Prepaid expenses	83,384	478,804
Total current assets	825,056	1,095,381

Other assets
Mineral properties	1,430,700	1,200,700
Deferred financing fees	943,786	1,270,684
Total other assets	2,374,486	2,471,384

Total assets	$3,199,542	$3,566,765

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$65,729	$84,915
Other liabilities	8,546	8,462
Total current liabilities	74,275	93,377

Warrant liability	508,315	1,447,905
Note payable	1,723,973	428,148

Total liabilities	2,306,563	1,969,430

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 687,500 and 3,000,000 issued and outstanding as of 6/30/13 and 12/31/12, respectively	69	300
Series B 2,004,600 issued and outstanding as of 6/30/13 and 12/31/12	200	200
Common stock, 200,000,000 shares authorized, $ .0001 par value; 42,458,945 shares and 37,766,385 shares issued and outstanding as of 6/30/13 and 12/31/12, respectively	4,246	3,777
Additional paid in capital	5,978,834	5,231,233
Deficit accumulated during the exploration stage	(5,090,370)	(3,638,175)

Total stockholders' equity	892,979	1,597,335

Total liabilities and stockholders' equity	$3,199,542	$3,566,765

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 and 2012 and the Period
from January 12, 2010 (Inception) through June 30, 2013

					Inception
					(January 12, 2010)
	Three Months Ended		Six Months Ended		through
	6/30/13	6/30/12	6/30/13	6/30/12	6/30/13

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	296,907	268,279	651,937	540,112	2,869,319
Exploration costs	42,938	531,811	463,235	860,512	1,568,954
Marketing	486,746	578,297	1,181,410	837,905	2,827,814

Total operating expenses	826,591	1,378,387	2,296,582	2,238,529	7,266,087

Net operating loss	(826,591)	(1,378,387)	(2,296,582)	(2,238,529)	(7,266,087)

Gain (loss) on extinguishment of debt	(6,845)	-	(6,845)	-	21,654
Interest expense	(189,107)	-	(364,819)	-	(433,889)
Revaluation of warrant liability	691,230	421,048	1,216,051	1,213,857	2,587,952

Net loss	$(331,313)	$(957,339)	$(1,452,195)	$(1,024,672)	$(5,090,370)

Weighted average common shares outstanding – basic and diluted	42,278,945	29,927,190	41,246,842	29,912,437

Loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.03)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012, and the Period
from January 12, 2010 (Inception) through June 30, 2013

			Inception
			(January 12, 2010)
	Six months ended		through
	6/30/13	6/30/12	6/30/13

Cash flows from operating activities
Net loss	$(1,452,195)	$(1,024,672)	$(5,090,370)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on extinguishment of debt	6,845	-	(21,654)
Revaluation of warrant liability	(1,216,051)	(1,213,857)	(2,587,952)
Stock-based compensation	362,440	513,912	1,630,980
Stock issued for services	160,000	93,250	381,250
Stock issued for financing fee on note payable	-	-	49,500
Stock issued to employees	-	-	185,000
Amortization of deferred financing fees	326,898	-	363,806
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	-	-	48,637
Deposits	-	143,187	38,020
Prepaid expenses	395,420	37,364	(83,384)
Accounts payable	(19,186)	122,485	65,729
Other liabilities	84	1,250	(4,837)
Accrued interest	-	-	29,649

Net cash used in operating activities	(1,435,745)	(1,327,081)	(4,995,626)

Cash flows from investing activity
Acquisition of property	(210,000)	(175,000)	(760,000)

Net cash used in investing activity	(210,000)	(175,000)	(760,000)

Cash flows from financing activities
Proceeds from sales of common stock	-	-	3,066
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	475,015	-	4,760,015
Proceeds from notes payable	1,295,825	-	1,994,873
Payment of deferred financing fees	-	-	(244,000)
Repayment of notes payable	-	-	(30,000)

Net cash provided by financing activities	1,770,840	-	6,483,954

Net increase (decrease) in cash and cash equivalents	125,095	(1,502,081)	728,328

Cash and cash equivalents, beginning of period	603,233	1,815,055	-

Cash and cash equivalents, end of period	$728,328	$312,974	$728,328

Supplemental cash flow information
Cash paid during year for interest	$37,921
Stock issued for lease payment	$20,000		$20,000

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

Basis of Presentation
The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2012 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period and six months ended June 30, 2013 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2013.

Principles of Consolidation
The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiary, Standard Gold Corp. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans
The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $5,090,000 as of June 30, 2013. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

On June 21, 2013, the Company sold an aggregate of 100,000 units (the “June 2013 Units” or “June 2013 Private Placement”) with gross proceeds to the Company of $25,000 to a certain accredited investor (the “June 2013 Investor”) pursuant to a subscription agreement (the “June 2013 Subscription Agreement”). The proceeds from this offering will be used primarily for general corporate expenses.  Each June 2013 Unit was sold for a purchase price of $0.25 per June 2013 Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a three-year warrant (the “June 2013 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.

On February 4, 2013, the Company sold an aggregate of 1,800,060 units (the “February 2013 Units” or “February 2013 Private Placement”) with gross proceeds to the Company of $450,015 to certain accredited investors (the “February 2013 Investors”) pursuant to a subscription agreement (the “February 2013 Subscription Agreement”). The proceeds from this offering will be used primarily for a future investor relations campaign.  Each February 2013 Unit was sold for a purchase price of $0.25 per February 2013 Unit and consisted of: (i) one share of the Company’s Common Stock and (ii) a four-year warrant (the “February 2013 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.

In addition, on December 10, 2012 the Company entered into a facility agreement (the “Facility Agreement”) evidencing a secured loan (the “Facility”) with RMB Australia Holdings Limited (“RMB”),  in the amount of $4.2 million, see additional discussion of the Facility Agreement in Note 4. The Company believes it will have sufficient cash to satisfy the Company’s projected working capital and capital expenditure needs, and debt obligations through December 31, 2013. There are no assurances that the Company will be successful in meeting its cash flow requirements.

Cash and Cash Equivalents and Concentration
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2013, the Company’s cash balance was approximately $728,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs
Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties.  Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2013 and 2012, the Company incurred exploration costs of approximately $463,000 and $861,000, respectively.

Costs of property acquisitions are being capitalized.

Deferred Financing Fees
In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012.  These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.  Amortization of deferred financing fees included in interest expense in 2013 was approximately $327,000 during the six months ended June 30, 2013.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of June 30, 2013 and December 31, 2012. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2013 or December 31, 2012. The periods ended December 31, 2012, 2011 and 2010 are open to examination by taxing authorities.

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

Preferred Stock
The Company accounts for its preferred stock under the provisions of the ASC on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires an issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Company has determined that its preferred stock does not meet the criteria requiring liability classification as its obligation to redeem these instruments is not based on an event certain to occur. Future changes in the certainty of the Company’s obligation to redeem these instruments could result in a change in classification.

Derivative Financial Instruments
The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

The estimated fair value of each stock option as of the date of grant was calculated using the Black-Scholes pricing model. The Company estimates the volatility of its common stock at the date of grant based on the volatility of a comparable peer company which is publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The shares of common stock subject to the stock-based compensation plan shall consist of unissued shares, treasury shares or previously issued shares held by any Subsidiary of the Company, and such number of shares of common stock are reserved for such purpose.

Net Loss per Share of Common Stock
Net losses were reported during the three months ended and six months ended June 30, 2013 and 2012.  As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	6/30/13	6/30/12
Stock options	4,060,000	4,060,000
Warrants	21,152,285	4,563,625
Preferred stock	2,692,100	4,586,539

Recent Accounting Pronouncements
There are several new accounting pronouncements issued by the FASB which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

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

The Company entered into registration rights agreements with the investors in the 2012 Private Placement, pursuant to which the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of the Common Stock sold in the  2012 Private Placement and underlying any warrants or Series B Preferred Stock, as well as common stock underlying the warrants issued to the placement agent(s) within 30 days  after the consummation of the 2012 Private Placement. The Company agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days.    On May 29, 2013, the Company withdrew the registration statement filed with the SEC pertaining to the 2012 Private Placement.  The Registration Rights Agreement was amended to define the effectiveness date to August 31, 2013.

February 2013 Private Placement
On February 4, 2013, the Company sold an aggregate of 1,800,060 February 2013 Units with gross proceeds to the Company of $450,015 to February 2013 Investors pursuant to February 2013 Subscription Agreement. The proceeds from this offering will be used primarily for a future investor relations campaign.  Each February 2013 Unit was sold for a purchase price of $0.25 per February 2013 Unit and consisted of: (i) one share of the Company’s Common Stock and (ii) a four-year February 2013 Warrant to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the private placement, the Company issued an aggregate of 1,800,060 shares of its Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

The February 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 120 days after the closing date of the private placement covering the resale of the shares of Common Stock underlying the February 2013 Warrants. The February 2013 Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

The Company paid placement agent fees of $12,000 in cash to a placement agent in connection with the sale of the February 2013 Units. The placement agent also received February 2013 Warrants to acquire 48,000 shares of the Company’s Common Stock.

The Company entered into registration rights agreements with the February 2013 Investors, pursuant to which the Company agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any February 2013 Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) on or prior to April 4, 2013 (the “February 2013 Filing Date”). The Company agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company agreed to use its reasonable best efforts to have the registration statement declared effective within 60 days (the “Effectiveness Deadline”). The Company and holders of the majority of Registerable Securities (as defined in the February 2013 Registration Rights Agreement) agreed to amend the definition of “February 2013 Filing Date”, as such term is defined in the February 2013 Registration Rights Agreement, such that “February 2013 Filing Date” shall mean the date that is 30 days after the Form S-1filed September 24, 2012 (the “Registration Statement”) and subsequent amendments has been declared effective.  On May 29, 2013, the Company withdrew the Registration Statement filed with the SEC pertaining to the February 2013 Private Placement.

The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the February 2013 Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

June 2013 Private Placement
On June 21, 2013, the Company sold an aggregate of 100,000 June 2013 Units with gross proceeds to the Company of $25,000 to the June 2013 Investor pursuant to the June 2013 Subscription Agreement. The proceeds from this offering will be used primarily for general corporate expenses.  Each June 2013 Unit was sold for a purchase price of $0.25 per June 2013 Unit and consisted of: (i) one share of the Company’s Common Stock and (ii) a three-year June 2013 Warrant to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.  The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”)  since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

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

On June 4, 2013, the Company issued Arden Larson 80,000 units (“Larson Units”), with each Larson Unit consisting of one (1) share of the Company’s Common Stock and a warrant at a purchase price of Twenty Five Cents ($0.25) per Larson Unit for a total of $20,000. Each Larson Unit consists of: (i) one (1) share of the Company’s Common Stock and (ii) a three (3) year warrant to purchase one share at a per share exercise price of $0.35.  The Larson Units were issued along with cash of $10,000 in settlement of a lease payment.

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

For the six months ending June 30, 2013 there were 2,312,500 shares of Series A Preferred Stock converted into common stock.  As of June 30, 2013 there have been 3,899,039 shares of Series A Preferred Stock converted into common stock, leaving a total of 687,500 shares of Series A Preferred Stock remaining.

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

(1) Issued to David Beling, the Company's Chief Executive Officer and President.
(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

At June 30, 2013, there was unrecognized compensation expense related to these stock options of $181,221, which is expected to be recognized over a weighted average period of 3 months.

A summary of the stock options as of June 30, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	4,060,000	$0.40	8.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at June 30, 2013	4,060,000	$0.40	8.25	-
Options exercisable at June 30, 2013	3,248,000	$0.40	8.25	-
Options expected to vest	4,060,000			-

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

The warrants were also evaluated for purposes of classification. The warrants issued in the 2011 Private Placement, 2012 Private Placement, February 2013 Private Placement and June 2013 Private Placement contain a feature that is not consistent with the concept of stockholders’ equity.  The exercise price of the warrants is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices.  The 2011 Private Placement warrants were subject to price adjustment until October 1, 2012, therefore the 2011 Private Placement warrants have been reclassified to stockholders’ equity as of October 1, 2012.  The 2012 Private Placement and February 2013 Private Placement warrants price adjustment expires four years after the date of issuance, and the June 2013 Private Placement warrants price adjustment expires three years after the date of issuance.  Current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the 2012 Private Placement, February 2013 Private Placement and June 2013 Private Placement warrants require classification in liability as derivative warrants. Derivative warrants are carried initially at fair value (up to the value of cash received) and subsequently at fair value with changes in fair value reflected in income.

	Closing date of private placement
	11/19/12	12/17/12	2/4/13	6/21/13	Total warrant liability
Ending balance at December 31, 2012	$1,062,651	$385,254	$-	$-	$1,447,905
Issuance of derivative warrants in private placement	--	--	270,790	5,671	276,461
Exercise or expiration	--	--	--	--	--
Change in fair value of warrant liability	(767,676)	(278,281)	(169,123)	(971)	(1,216,051)
Ending balance at June 30, 2013	$294,975	$106,973	$101,667	$4,700	$508,315

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/12	6/30/13
Fair market value of common stock	$0.37	$0.18
Exercise price	$0.35	$0.35
Term (1)	(4)	(5)
Volatility range (2)	68.3%	(6)
Risk-free rate (3)	0.36%	0.66%

February 2013 Private Placement	2/4/13	6/30/13
Fair market value of common stock	$0.32	$0.18
Exercise price	$0.35	$0.35
Term (1)	4 Years	3.60 Years
Volatility range (2)	63.9%	66.3%
Risk-free rate (3)	0.37%	0.66%

June 2013 Private Placement	6/21/13	6/30/13
Fair market value of common stock	$0.20	$0.18
Exercise price	$0.35	$0.35
Term (1)	3 Years	2.98 Years
Volatility range (2)	65.7%	66.6%
Risk-free rate (3)	0.70%	0.66%

(1)	The term is the remaining years until expiration of warrants.
(2)
The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.

(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.88 years, and the December 17, 2012 closing date was 3.96 years.
(5)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.39 years, and the December 17, 2012 closing date was 3.47 years.
(6)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 66.9%, and the December 17, 2012 closing date was 66.4%.

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

NOTE 4 – NOTE PAYABLE

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.  Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility.  A total arrangement fee of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s Common Stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility and is receiving funds from RMB as requested by the Company based on the agreed work program.

In applying current accounting standards to the warrants issued in the Facility with RMB, the Company considered the warrants under ASC 815 Derivatives and Hedging.  Under these standards the warrants would qualify as equity.  The fair value of the warrants were calculated to be $1,063,592 and are classified as deferred financing fees that will be amortized for 24 months from the Closing Date of the Facility.

NOTE 5 - COMMITMENTS

Newsboy Project
On September 28, 2011, Standard Gold and Southwest Exploration, Inc (“Southwest”) entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims in consideration for $3,425,000, of which $500,000 was previously paid by a third party. The balance due to Southwest on September 30, 2011 of $2,925,000 is payable on the following schedule:

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

The first four option payments for a total of $700,000 have been paid on schedule.  Upon the full payment of the balance of $2,225,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the 2011 Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

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

Should the Company choose not to maintain the work commitment and option to the property the Company can forego future payments to Mr. Larson without penalty.

NOTE 6 – SUBSEQUENT EVENTS

On July 16, 2013, 800,000 shares of series B preferred stock was converted to 800,000 shares of common stock.

On July 23, 2013, 804,600 shares of series B preferred stock was converted to 804,600 shares of common stock.

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

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.  Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility.  A total arrangement fee of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility will bear interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company will issue 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility.

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

On June 21, 2013, we sold an aggregate of 100,000 units with gross proceeds to the Company of $25,000 to a certain accredited investor pursuant to a subscription agreement.

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

Newsboy Project, Arizona

The Newsboy Project comprises 7,400 acres of state, federal and patented lands located 45 miles northwest of Phoenix, Arizona. In June 2012 the Company determined that one of the state permits was not beneficial to the project and did not renew one of the four state permits, however in December 2012 the Company leased 38 acres of patented claims, which brought the total to approximately 4,958 acres and in March 2013 the Company recorded 160 mining claims with the US Bureau of Land Management (“BLM”) and Maricopa County that were duly staked in January and February 2013 to increase the land holdings from 4,958 to approximately 7,400 acres.  The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site and provide excellent infrastructure. Approximately 1.2 million ounces of gold and 1 million ounces of silver have been produced within 25 miles of the Newsboy Project from several historic mines, including the Vulture, Congress, Octave and Yarnell.

In addition to the main mineral zone drilled by predecessors, the Newsboy Project has nine relatively shallow priority drill targets and other secondary targets below existing drill depths. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones and collect additional environmental and technical data. The Company has contracted an independent certified professional geologist, Clive Bailey, to prepare the permits and plans for the drill programs. Mr. Bailey also procures the drilling, assaying and surveying firms to complete the work and manages all the field activities on the project. All deliverables to the Company by Mr. Bailey from the period September 2011 to date include proposed and actual drill hole locations, geology logs of drill cuttings, plan maps and cross-sections and data received from drillers, assayers and surveyors. Mr. Bailey was engaged as an independent contractor by the President of the Company, who has known Mr. Bailey for approximately 30 years.  We have not requested Mr. Bailey to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs.

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

The Company intends to continue drilling the Newsboy Project and surrounding area during 2013 and beyond as deemed necessary and justified. To date the Company has completed 74 holes in three phases of drilling during the period November 2011 through June 2013.  The Company is planning to update the historic feasibility study and environmental permit applications. Phase 4 drilling of approximately 24 holes is scheduled to be completed by the end of 2013 and Phase 5 with an additional 24 holes may begin by late 2013 or early 2014.

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

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three months ended
	6/30/13	6/30/12
Revenue	$-	$-

Operating Expenses
General and Administrative	296,907	268,279
Exploration Costs	42,938	531,811
Marketing	486,746	578,297

Total Operating Expenses	826,591	1,378,387

Net Operating Loss	(826,591)	(1,378,387)

Loss on Extinguishment of Debt	(6,845)	-
Interest Expense	(189,107)	-
Revaluation of Warrant Liability	691,230	421,048

Net Loss	$(331,313)	$(957,339)

We are still in the exploration stage and have no revenues to date.

During the three months ended June 30, 2013 we had a net loss of $331,313 compared to a net loss of $957,339 for the three months ended June 30, 2012. The increase of $626,026 is due primarily to:

1.	Exploration costs for the three months ended June 30, 2013 were approximately $43,000 versus $532,000 for the same period in 2012, a decrease of approximately $489,000 due to the following:
a.
Each phase of drilling costs at the Newsboy project ranges from $325,000 to $350,000 for drilling and assaying.  The Company had costs of approximately $43,000 for the three months ended June 30, 2013 due to phase 3 drilling that was largely completed by March 31, 2013.  However, the costs incurred after March 31, 2013 was due to project consultants compiling the data received from phase 3.  The costs of approximately $430,000 in the three months ended June 30, 2012 was due to costs related to the conclusion of phase 1 drilling and the start and completion of phase 2.

b.
In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995.  The Company paid approximately $100,000 for this data base.

2.
Marketing expenses for the three months ended June 30, 2013 were approximately $487,000 versus $578,000 for the same period in 2012.  On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement.  The Consulting Agreement is being amortized through July 2013.  This resulted in approximately $375,000 in investor relations expense versus $435,000 for the same period in 2012.  There was also a decrease in expenses during the three months ended June 30, 2013 compared with the same period in 2012 of approximately $6,000 for press releases, approximately $13,000 for website development and approximately $12,000 for travel to industry conferences.

3.
The increase in interest expense of approximately $189,000 is due to on December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.  In conjunction with the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012.  These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.  Amortization of deferred financing fees included in interest expense for the three months ended June 30, 2013 was approximately $163,000. See Note 4 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the RMB warrants and related note payable.

4.
The Revaluation of Warrant Liability of approximately $691,000 for the three months ended June 30, 2013 versus $421,000 for the same period in 2012 resulted in an increase of approximately $270,000.  See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six months ended
	6/30/13	6/30/12
Revenue	$-	$-

Operating Expenses
General and Administrative	651,937	540,112
Exploration Costs	463,235	860,512
Marketing	1,181,410	837,905

Total Operating Expenses	2,296,582	2,238,529

Net Operating Loss	(2,296,582)	(2,238,529)

Loss on Extinguishment of Debt	(6,845)	-
Interest Expense	(364,819)	-
Revaluation of Warrant Liability	1,216,051	1,213,857

Net Loss	$(1,452,195)	$(1,024,672)

We are still in the exploration stage and have no revenues to date.

During the six months ended June 30, 2013 we had a net loss of $1,452,195 compared to a net loss of $1,024,672 for the six months ended June 30, 2012. The increase of $427,523 is due primarily to:

1.
The increase in general and administrative expenses to approximately $652,000 for the six month period ended June 30, 2013 versus $540,000 for the same period in 2012 is due to the increase in professional fees of approximately $100,000.  This increase is due to the five amendments to a registration statement on Form S-1 that were filed with the SEC in 2013 pursuant to our obligations under certain registration rights agreements entered into in connection with certain private placements with investors, the related correspondence and the subsequent registration withdrawal on May 29, 2013.

2.	Exploration costs for the six months ended June 30, 2013 were approximately $463,000 versus $861,000 for the same period in 2012, a decrease of approximately $398,000 due to the following:
a.
Each phase of drilling costs at the Newsboy project ranges from $325,000 to $350,000 for drilling and assaying.  The Company had costs of approximately $43,000 for the six months ended June 30, 2013 due to phase 3 drilling that was largely completed by March 31, 2013.  However, the costs incurred after March 31, 2013 was due to project consultants compiling the data received from phase 3.  The costs of approximately $430,000 in the three months ended June 30, 2012 were due to costs related to the conclusion of phase 1 drilling and the start and completion of phase 2.

b.
In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995.  The Company paid approximately $100,000 for this data base.

3.
Marketing expenses for the six months ended June 30, 2013 were approximately $1,181,000 versus $838,000 for the same period in 2012.  On December 17, 2012, the Company entered into the Consulting Agreement with Antibes to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement.  The Consulting Agreement is being amortized through July 2013.  This resulted in approximately $752,000 in investor relations expense versus $485,000 for the same period in 2012.

4.
The increase in interest expense of approximately $365,000 is due to on December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.  In conjunction with the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012.  These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.  Amortization of deferred financing fees included in interest expense for the six months ended June 30, 2013 was approximately $327,000. See Note 4 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the RMB warrants and related note payable.

Liquidity and Capital Resources
As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement), we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $5,090,000 as of June 30, 2013. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.  As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

In addition, on December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.   Standard Gold paid an arrangement fee of 7% of the Facility upon receiving the first draw down advanced under the Facility.  A total of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down.  The Company will be required to complete additional work as described herein in order to receive additional advances under the Facility. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility and is receiving funds from RMB as requested by the Company based on the agreed work program. The Company must deliver to RMB (i) financial reports no later than 90 days after the end of each financial year and 45 days after each quarter end, (ii) monthly reports no later than 21 days at the end of each month detailing the status of development of Newsboy, including actual to budget reconciliations, (iii) any proposed changes to the Corporate and Newsboy budget, and (iv) a Proceeds Account (as defined in the Facility Agreement) report no later than 21 days after the end of each quarter summarizing deposits and withdrawals, the Company has provided the required reports to RMB as of the date of this filing.

The Company is allowed to submit a draw down request once a month  in accordance with the amounts set out in the agreed upon Corporate budget and Newsboy work program unless otherwise agreed upon between the Company and RMB.  The draw down request cannot be for an amount greater than the agreed upon Corporate and Newsboy budgets, see Table 1 and Table 2 below.  Once the draw down request is submitted, RMB has up to five business days to fund the request.  As stated in the Facility, once the draw down request is presented to RMB they are obligated to provide the requested funds without discretion assuming no default has occurred and the draw down request complies with the requirements of the Facility.  As of the date of this filing all draw down requests that have been presented by the Company to RMB have been properly funded.  However, it the Company is in default or a material adverse effect has occurred which will prevent the Company from developing or operating the projects in accordance with the Corporate and Newsboy budgets then RMB has the option of not fulfilling the funding request.  The Company is considered to be in default of the Facility if all or any material part of the Newsboy Project is abandoned.  If there is an Event of Default (as defined in Section 11.1 of the Facility Agreement) RMB may also cancel the commitment.  In addition, a material adverse effect is defined as a material adverse effect on: (i) any transaction party’s inability to perform any of its obligations under any transaction document; (ii) the rights of the finance parties under, or enforceability of, a transaction document, (iii) the value of the Secured property, or (iv) the assets, business or operations of any transaction party (including a project and the project assets relating to that project).  Accordingly, RMB is able to exercise discretion in connection with any draw down requests under certain circumstances.  The foregoing is not a complete summary of the terms of the Facility, and is qualified in its entirety by reference to the complete text of the Facility Agreement, the Security Agreements, the Pledge Agreement and the Form of Warrant attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Current Report on Form 8-K that we filed with the SEC on December 12, 2012.

Table 1 is the agreed work program for the Newsboy Project for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 1
NEWSBOY AGREED WORK PROGRAM
Dollars in thousands
	2012	2013												2014
	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Drill Holes	8	14			14	10							13	10					69

Office & Warehouse Rent	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	18
Office Supplies	-	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	15
Professional Consulting	13	13	8	8	18	18	23	23	24	24	23	24	24	23	24	24	9	9	332
Technician Consulting	4	4	-	-	4	4	-	-	-	-	-	-	4	4	-	-	-	-	24
Consulting Expense	1	1	1	1	2	2	2	2	2	2	2	2	2	2	2	2	1	1	30
Land Fees	27	-	-	-	-	-	7	21	-	-	-	-	7	-	-	-	-	-	62
Insurance	-	-	-	-	-	1	1	1	1	1	1	1	1	1	1	1	-	-	11
Project Public Relations	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	1	-	-	16
Drilling & Coring	105	189	-	-	189	147	-	-	-	-	-	-	189	147	-	-	-	-	966
Assaying	-	24	43	-	-	43	34	-	-	-	-	-	-	43	34	-	-	-	221
Support Equipment Services	10	10	8	8	-	8	8	-	-	-	-	-	-	8	8	-	-	-	68
Geochem, Geophysics etc	-	5	10	10	10	-	-	-	-	-	-	-	-	-	-	-	-	-	35
Surveying	-	-	-	5	-	-	-	5	-	-	-	-	-	-	-	5	-	-	15
Field Supplies	2	2	-	-	-	2	2	-	-	-	-	-	-	-	-	-	-	-	8
Metallurgical Testing	-	-	-	-	-	-	-	-	10	10	-	-	-	-	-	-	-	-	20
Process Consulting Services	-	-	-	-	-	-	-	-	5	5	5	5	5	5	5	5	-	-	40
Process Consulting Expense	-	-	-	-	-	-	-	-	2	2	2	2	2	2	2	2	-	-	16
Environmental Permitting	-	-	-	-	5	5	5	5	5	5	5	5	5	5	5	5	-	-	60
Environmental Services	-	-	-	-	5	5	10	15	15	15	15	15	15	15	15	15	-	-	155
Environmental Expense	-	-	-	-	1	1	3	4	4	4	4	4	4	4	4	4	-	-	41
Engineering & Resource Est.	-	-	-	20	30	30	30	40	40	40	40	30	30	30	30	30	-	-	420
Data Compilation	5	5	5	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15
Land payments	200	-	-	-	-	-	200	-	-	-	-	-	250	-	-	-	-	-	650
Capital expenses	-	10	10	10	6	6	6	6	6	6	6	6	6	16	16	16	-	-	132
TOTAL	369	266	88	65	273	275	334	125	117	117	106	97	547	308	149	112	11	11	3,370

ACTUAL
Drill Holes	-	-	21	5	-	-	-												26

Office & Warehouse Rent	1	1	1	1	2	1	1												7
Office Supplies	-	-	-	-	-	-	-												-
Professional Consulting	11	16	18	31	12	14	2												104
Technician Consulting	1	2	3	1	1	0	1												9
Consulting Expense	3	4	2	2	2	1	-												14
Land Fees	20	-	2	32	-	2	-												56
Land Expansion	-	8	-	18	-	-	-												26
Insurance	-	-	2	-	-	-	-												2
Project Public Relations	-	-	-	-	-	-	-												-
Drilling & Coring	-	-	203	39	1	-	-												243
Assaying	-	-	31	40	-	2	4												77
Support Equipment Services	1	11	14	2	-	-	-												28
Geochem, Geophysics etc	-	-	-	-	-	-	-												-
Surveying	-	-	-	-	-	2	1												3
Field Supplies	-	-	-	-	-	-	-												-
Metallurgical Testing	-	-	-	-	-	-	-												-
Process Consulting Services	-	-	-	-	-	-	-												-
Process Consulting Expense	-	-	-	-	-	-	-												-
Environmental Permitting	-	-	-	-	-	-	-												-
Environmental Services	-	-	-	-	-	-	-												-
Environmental Expense	-	-	-	-	-	-	-												-
Engineering & Resource Est.	-	-	-	-	-	-	-												-
Data Compilation	-	-	-	-	-	-	-												-
Land payments	200	-	-	-	-	-	200												400
Capital expenses	-	-	-	-	-	-	-												-
TOTAL	237	42	276	166	18	22	209	-	-	-	-	-	-	-	-	-	-	-	970

DIFFERENCE	132	224	(188)	(101)	255	253	125												700

Table 2 is the agreed corporate budget for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 2
CORPORATE BUDGET
Dollars in thousands
	2012	2013												2014
	Dec	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	TOTAL
BUDGET
Payroll	29	29	29	29	32	32	32	32	32	32	38	38	38	38	38	38	38	38	612
Insurance	3	3	3	3	3	3	3	3	3	3	4	4	4	4	4	4	4	4	62
Office costs	1	1	1	1	3	3	3	3	3	3	3	3	3	3	3	3	3	3	46
Travel	4	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	3	55
Professional fees	153	13	8	8	8	8	28	8	13	8	13	8	8	13	8	8	13	13	339
Exchange listing	-	-	-	-	-	-	-	15	15	15	15	-	-	-	-	-	-	-	60
Interest expense	-	2	-	-	14	-	-	29	-	-	43	-	-	57	-	71	-	-	216
Financing fees	244	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	244
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
TOTAL	434	51	44	44	63	49	69	93	69	64	119	56	56	118	56	127	61	61	1,634

ACTUAL
Payroll	30	29	28	28	28	28	28												199
Insurance	2	3	3	3	3	4	4												22
Office costs	3	2	3	2	2	2	2												16
Travel	1	2	-	2	-	1	1												7
Professional fees	227	9	18	72	46	14	19												405
Exchange listing	-	-	-	-	-	-	-												-
Interest expense	2	-	-	12	-	-	26												40
Financing fees	244	-	-	-	-	-	-												244
Other	-	-	-	-	-	-	-												-
TOTAL	509	45	52	119	79	49	80												933

DIFFERENCE	(75)	6	(8)	(75)	(16)	-	(11)												(179)

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet.  We have contracted with Layne Christensen Company (“Layne”) to complete the drilling program. The Company will also use Skyline Laboratories (“Skyline”) to analyze the drill results.  The Company used Layne and Skyline for phases 1 and 2 in 2012 and phase 3 in 2013. Phase 4 drilling of approximately 24 holes is scheduled to be completed by the end of 2013 and Phase 5 with an additional 24 holes may begin by late 2013 or early 2014. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. Since we used Layne, Skyline and Mr. Bailey in the past we were able to produce an accurate budget for 2013 to help eliminate cost uncertainty. As of June 30, 2013 we have operating cash of approximately $728,000 and have received funds from RMB of approximately $1,724,000 comprised of:
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

2.	A second draw down on January 30, 2013 for approximately $317,000.
3.	A third draw down on March 6, 2013 for approximately $242,000.
4.	A fourth draw down on April 2, 2013 for approximately $337,000.
5.	A fifth draw down on June 11, 2013 for approximately $400,000.

This leaves a balance to be received of approximately $2,476,000.

Milestones scheduled for completion for the remainder of 2013 include compilation of all relevant paper data into an electronic format, estimation of resources by an independent engineering firm using historic data and that collected by the Company in 2012 and 2013, perfection of land issues and completion of an internal economic study of the Newsboy Project.

The Company intends to utilize the full Facility amount from RMB and will therefore need to raise additional funds to pay off the facility amount when due, December 10, 2014. Since September 30, 2011, the Company has received gross equity proceeds of approximately $5,250,000 and plans to continue to raise funds through private placements. Additionally, we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

On December 17, 2012, the Company entered into the Consulting Agreement with Antibes to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement (the “February 2013 Private Placement”)

On February 4, 2013, the Company completed the February 2013 Private Placement where we sold an aggregate of 1,800,060 units with gross proceeds to the Company of $450,015 to five accredited investors pursuant to a subscription agreement. The proceeds from this offering will be used primarily for a future investor relations campaign. See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the February 2013 Private Placement.

On June 21, 2013, the Company completed a private placement (the “June 2013 Private Placement”) where we sold an aggregate of 100,000 units with gross proceeds to the Company of $25,000 to an accredited investor pursuant to a subscription agreement. The proceeds from this offering will be used primarily for general corporate purposes. See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the June 2013 Private Placement.

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

As of June 11, 2013 the Company spent approximately $86,000 on the Klondike Project, therefore in accordance with the option agreement the Company paid Mr. Larson half of the work commitment shortage.

Notwithstanding the above, the Company may terminate the Newsboy and Klondike Projects at any time.

On September 5, 2012, the Company issued and sold to one accredited investor a Promissory Note (the “Promissory Note”) in the principal amount of $200,000. The Promissory Note accrues interest at the rate of three percent (3%) per month, on a 360 day per year basis.  The Promissory Note matures on October 1, 2012 (the “Initial Maturity Date”).  On the Initial Maturity Date, the Company may extend the Initial Maturity Date from October 1, 2012 to October 15, 2012 (the “Initial Extension Maturity Date”) by paying to the Holder an initial note extension payment equal to 50,000 shares of the Company’s common stock issuable on the date such extension is elected.

Furthermore, the Initial Maturity Date of the Note was extended to the Initial Maturity Extension Date and, on such date, the Company failed to pay the principal amount of the Promissory Note, along with all accrued but unpaid interest thereon, and the Initial Extension Maturity Date was automatically extended to December 1, 2012 (the “Second Maturity Date”).   Since the Promissory Note was automatically extended to the Secondary Maturity Date, the Company paid to the holder of the Promissory Note an extension payment equal to 100,000 shares of our common stock.   In connection with the Promissory Note the Company issued 150,000 shares to the holder of the Promissory Note.

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

With respect to the quarterly period and six months ended June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2013 due to the lack of an internal audit function as a result of limited personnel.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2013	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)