Form 10-Q
period 2013-09-30
Bullfrog Gold Corp.
filed 2013-11-08
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,303,545 shares of common stock, par value $0.0001, were outstanding on November 7, 2013.

BULLFROG GOLD CORP.

TABLE OF CONTENTS TO FORM 10-Q

Part I	Financial Information	Page

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets	1

	Consolidated Statements of Operations	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	30

Item 4.	Controls and Procedures.	30

Part II	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

	Signatures	30

Exhibit 31	Section 302 Certification of President, Chief Executive Officer and Chief Financial Officer	EX31

Exhibit 32	Section 906 Certification of President, Chief Executive Officer and Chief Financial Officer	EX32

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

Assets	9/30/13	12/31/12

Current assets
Cash and cash equivalents	$566,757	$603,233
Deposits	13,344	13,344
Prepaid expenses	29,748	478,804
Total current assets	609,849	1,095,381

Other assets
Mineral properties	1,430,700	1,200,700
Deferred financing fees	780,337	1,270,684
Total other assets	2,211,037	2,471,384

Total assets	$2,820,886	$3,566,765

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$86,619	$84,915
Other liabilities	8,547	8,462
Total current liabilities	95,166	93,377

Warrant liability	1,061,188	1,447,905
Note payable	1,873,973	428,148

Total liabilities	3,030,327	1,969,430

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 687,500 and 3,000,000 issued and outstanding as of 9/30/13 and 12/31/12, respectively	69	300
Series B 400,000 issued and outstanding as of 9/30/13 and 12/31/12	40	200
Common stock, 200,000,000 shares authorized, $ .0001 par value; 44,263,545 shares and 37,766,385 shares issued and outstanding as of 9/30/13 and 12/31/12, respectively	4,426	3,777
Additional paid in capital	6,210,034	5,231,233
Deficit accumulated during the exploration stage	(6,424,010)	(3,638,175)

Total stockholders' equity (deficit)	(209,441)	1,597,335

Total liabilities and stockholders' equity (deficit)	$2,820,886	$3,566,765

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and 2012 and the Period from January 12, 2010 (Inception) through September 30, 2013

					Inception
					(January 12, 2010)
	Three Months Ended		Nine Months Ended		through
	9/30/13	9/30/12	9/30/13	9/30/12	9/30/13

Revenue	$—	$—	$—	$—	$—

Operating expenses
General and administrative	223,809	228,910	797,423	769,022	3,014,805
Exploration costs	173,439	132,624	714,997	993,136	1,820,716
Marketing	187,319	215,510	1,368,729	1,053,415	3,015,133

Total operating expenses	584,567	577,044	2,881,149	2,815,573	7,850,654

Net operating loss	(584,567)	(577,044)	(2,881,149)	(2,815,573)	(7,850,654)

Gain (loss) on forgiveness of debt	—	—	(6,845)	—	21,654
Interest expense	(196,200)	—	(561,019)	—	(630,089)
Revaluation of warrant liability	(552,873)	996,618	663,178	2,210,475	2,035,079

Net income (loss)	$(1,333,640)	$419,574	$(2,785,835)	$(605,098)	$(6,424,010)

Weighted average common shares outstanding – basic	43,602,468	30,120,879	42,038,732	29,982,436
Weighted average common shares outstanding – diluted	43,602,468	34,707,418	42,038,732	29,982,436

Earnings (loss) per common share – basic	$(0.03)	$0.01	$(0.07)	$(0.02)
Earnings (loss) per common share – diluted	$(0.03)	$0.01	$(0.07)	$(0.02)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012, and the Period from January 12, 2010 (Inception) through September 30, 2013

			Inception
			(January 12, 2010)
	Nine months ended		through
	9/30/13	9/30/12	9/30/13

Cash flows from operating activities
Net loss	$(2,785,835)	$(605,098)	$(6,424,010)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on forgiveness of debt	6,845	—	(21,654)
Revaluation of warrant liability	(663,178)	(2,210,475)	(2,035,079)
Stock-based compensation	543,660	695,131	1,812,200
Stock issued for services	160,000	152,250	381,250
Stock issued for financing fee on note payable	—	—	49,500
Stock issued to employees	—	—	185,000
Amortization of deferred financing fees	490,347	—	527,255
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	—	—	48,637
Deposits	—	140,250	38,020
Prepaid expenses	449,056	22,593	(29,748)
Accounts payable	1,704	(5,124)	86,619
Other liabilities	85	(577)	(4,836)
Accrued interest	—	—	29,649

Net cash used in operating activities	(1,797,316)	(1,811,050)	(5,357,197)

Cash flows from investing activity
Acquisition of property	(210,000)	(175,000)	(760,000)

Net cash used in investing activity	(210,000)	(175,000)	(760,000)

Cash flows from financing activities
Proceeds from sales of common stock	—	—	3,066
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	525,015	—	4,810,015
Proceeds from notes payable	1,445,825	200,000	2,144,873
Payment of deferred financing fees	—	—	(244,000)
Repayment of notes payable	—	—	(30,000)

Net cash provided by financing activities	1,970,840	200,000	6,683,954

Net increase (decrease) in cash and cash equivalents	(36,476)	(1,786,050)	566,757

Cash and cash equivalents, beginning of period	603,233	1,815,055	—

Cash and cash equivalents, end of period	$566,757	$29,005	$566,757

Supplemental cash flow information
Cash paid during period for interest	$70,672		$72,385
Stock issued for lease payment	$20,000		$20,000

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on State lands, private lands and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 13,400 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2012 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period and nine months ended September 30, 2013 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiary, Standard Gold Corp. (“Standard Gold”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $6,424,000 as of September 30, 2013. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

On August 15, 2013, the Company sold an aggregate of 200,000 units (the “August 2013 Units” or “August 2013 Private Placement”) with gross proceeds to the Company of $50,000 to a certain accredited investor (the “August 2013 Investor”) pursuant to a subscription agreement (the “August 2013 Subscription Agreement”). The proceeds from this offering will be used primarily for general corporate expenses.  Each August 2013 Unit was sold for a purchase price of $0.25 per August 2013 Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a three-year warrant (the “August 2013 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.

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

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2013, the Company’s cash balance was approximately $567,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties.  Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2013 and 2012, the Company incurred exploration costs of approximately $715,000 and $994,000, respectively.

Costs of property acquisitions are being capitalized.

Deferred Financing Fees

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012.  These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.  Amortization of deferred financing fees included in interest expense in 2013 was approximately $490,000 during the nine months ended September 30, 2013.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of September 30, 2013 and December 31, 2012. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2013 or December 31, 2012. The periods ended December 31, 2012, 2011 and 2010 are open to examination by taxing authorities.

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

Earnings (Loss) per Share of Common Stock

The following table shows basic and diluted earnings per share

	Three Months Ended		Nine Months Ended
	9/30/13	9/30/12	9/30/13	9/30/12
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$(1,333,640)	$419,574	$(2,785,835)	$(605,098)
Basic weighted average shares outstanding	43,602,468	30,120,879	42,038,732	29,982,436
Assumed conversion of preferred shares	-	4,586,539	-	-
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	43,602,468	34,707,418	42,038,732	29,982,436
Basic Earnings (Loss) Per Common Share	(.03)	.01	(.07)	(.02)
Diluted Earnings (Loss) Per Common Share	(.03)	.01	(.07)	(.02)

4,586,539 of preferred shares were included in the computation of diluted shares outstanding for the three months ended September 30, 2012; 4,060,000 of stock options and 4,563,625 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the three months ended September 30, 2012. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

NOTE 2 - STOCKHOLDER’S EQUITY

2012 Private Placement

The Company sold units in a 2012 Private Placement (the “2012 Private Placement”) at a per unit price of $0.25, with each unit consisting of (i) one share of the Company’s common stock (except that certain investors elected to receive in lieu of common stock, one share of the Company’s Series B Convertible Preferred Stock) and (ii) a four year warrant to purchase shares of common stock equal to 100% of the number of shares purchased in the 2012 Private Placement at an exercise price of $0.35 per share. The 2012 Private Placement was completed in two closings:

(i)	November 19, 2012 the Company sold an aggregate of 5,380,600 units (which included 804,600 units for the conversion of debt and related interest and 276,000 units in exchange for certain legal fees) consisting of 4,980,600 common shares and 400,000 Series B Preferred Stock. Gross proceeds to the Company of $1,345,150, which included the conversion of debt of $200,000 plus $1,150 interest and $69,000 for certain legal fees resulted in net proceeds of $1,075,000 and
(ii)	December 17, 2012 the Company sold an aggregate of 2,000,000 units consisting of 2,000,000 common shares with gross proceeds to the Company of $500,000.

The Company entered into registration rights agreements with the investors in the 2012 Private Placement, pursuant to which the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of the Common Stock sold in the  2012 Private Placement and underlying any warrants or Series B Preferred Stock, as well as common stock underlying the warrants issued to the placement agent(s) within 30 days  after the consummation of the 2012 Private Placement. The Company agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days.    On May 29, 2013, the Company withdrew the registration statement filed with the SEC pertaining to the 2012 Private Placement. At the time of this filing the units from the 2012 Private Placement are Rule 144 eligible and therefore are no longer considered registerable securities.  Accordingly, the Company has determined there is no longer an obligation to file a registration statement for the 2012 Private Placement units at this time.

February 2013 Private Placement

On February 4, 2013, the Company sold an aggregate of 1,800,060 February 2013 Units with gross proceeds to the Company of $450,015 to February 2013 Investors pursuant to the February 2013 Subscription Agreement. The proceeds from this offering will be used primarily for a future investor relations campaign.  Each February 2013 Unit was sold for a purchase price of $0.25 per February 2013 Unit and consisted of: (i) one share of the Company’s Common Stock and (ii) a four-year February 2013 Warrant to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the private placement, the Company issued an aggregate of 1,800,060 shares of its Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

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

The Company paid placement agent fees of $12,000 in cash to a placement agent in connection with the sale of the February 2013 Units. The placement agent also received the February 2013 Warrants to acquire 48,000 shares of the Company’s Common Stock.

The Company entered into registration rights agreements with the February 2013 Investors, pursuant to which the Company agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any February 2013 Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) on or prior to April 4, 2013 (the “February 2013 Filing Date”). The Company agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company agreed to use its reasonable best efforts to have the registration statement declared effective within 60 days (the “Effectiveness Deadline”). The Company and holders of the majority of Registerable Securities (as defined in the February 2013 Registration Rights Agreement) agreed to amend the definition of “February 2013 Filing Date”, as such term is defined in the February 2013 Registration Rights Agreement, such that “February 2013 Filing Date” shall mean the date that is 30 days after the Form S-1 filed September 24, 2012 (the “Registration Statement”) and subsequent amendments has been declared effective.  On May 29, 2013, the Company withdrew the Registration Statement filed with the SEC pertaining to the February 2013 Private Placement.

The Company is obligated to pay to Investors a fee of 1% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 6%, (i) following the February 2013 Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Deadline that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC. At the time of this filing the February 2013 Units are Rule 144 eligible and therefore are no longer considered registerable securities.  Accordingly, the Company has determined there is no longer an obligation to file a registration statement for the February 2013 Units at this time.

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

August 2013 Private Placement

On August 15, 2013, the Company sold an aggregate of 200,000 August 2013 Units with gross proceeds to the Company of $50,000 to the August 2013 Investor pursuant to the August 2013 Subscription Agreement. The proceeds from this offering will be used primarily for general corporate expenses.  Each August 2013 Unit was sold for a purchase price of $0.25 per August 2013 Unit and consisted of: (i) one share of the Company’s Common Stock and (ii) a three-year August 2013 Warrant to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.  The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

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

On June 4, 2013, the Company issued Arden Larson 80,000 units (“Larson Units”), with each Larson Unit consisting of one (1) share of the Company’s Common Stock and a warrant at a purchase price of Twenty Five Cents ($0.25) per Larson Unit for a total of $20,000. Each Larson Unit consists of: (i) one (1) share of the Company’s Common Stock and (ii) a three (3) year warrant to purchase one share at a per share exercise price of $0.35.  The Larson Units were issued along with cash of $10,000 in settlement of an option payment to purchase the Klondike Project.

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

As of September 30, 2013 there have been 3,899,039 shares of Series A Preferred Stock converted into common stock, leaving a total of 687,500 shares of Series A Preferred Stock remaining.

In October 2012, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock. For a period of 24 months from the issue date the holder of Series B Preferred Stock is entitled to price protection as determined in the subscription agreement. The Company has evaluated this embedded lower price issuance feature in accordance with ASC 815 and determined that is clearly and closely related to the host contract and is therefore accounted for as an equity instrument. The holders of the Company’s Series B Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

As of September 30, 2013 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,00 shares of Series B Preferred Stock remaining.

Common Stock Options

On September 30, 2011, the Board of Directors and stockholders adopted the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. The 2011 Plan has reserved 4,500,000 shares of common stock for issuance. All options issued are nonqualified stock options as amended on December 19, 2011.  The modification to the option agreements increased the vesting period for only certain option agreements from one year to two years.  The incremental cost associated with the differential in fair value at the modification date was not material.  As of September 30, 2013 the option agreements are fully vested and all compensation expense related to these stock options has been recognized.

A summary of stock options is presented below:

Recipient	Options	Strike Price	Term
Officer	1,250,000	$0.40	10 years	(1)
Officer	200,000	$0.40	10 years
Consultant	50,000	$0.40	10 years
Consultant	160,000	$0.40	10 years
Consultant	600,000	$0.40	10 years
Consultant	600,000	$0.40	10 years
Director	1,200,000	$0.40	10 years	(2)
TOTAL	4,060,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.
(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

A summary of the stock options as of September 30, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	4,060,000	$0.40	8.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at September 30, 2013	4,060,000	$0.40	8.00	-
Options exercisable at September 30, 2013	4,060,000	$0.40	8.00	-
Options expected to vest	4,060,000			-

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

In applying current accounting standards to the financial instruments issued in the 2011 Private Placement, 2012 Private Placement, February 2013 Private Placement, June 2013 Private Placement and August 2013 Private Placement, the Company first considered the classification of the Series A and Series B Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series A and Series B Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A and Series B Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A or Series B Preferred Stock, it is classified as a component of stockholders’ equity.

The warrants were also evaluated for purposes of classification. The warrants issued in the 2011 Private Placement, 2012 Private Placement, February 2013 Private Placement and June 2013 Private Placement contain a feature that is not consistent with the concept of stockholders’ equity.  The exercise price of the warrants is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices.  The 2011 Private Placement warrants were subject to price adjustment until October 1, 2012, therefore the 2011 Private Placement warrants have been reclassified to stockholders’ equity as of October 1, 2012, additionally, the August 2013 Warrants do not have an exercise price adjustment and are therefore classified as additional paid in capital with a fair value of $14,229.  The 2012 Private Placement and February 2013 Private Placement warrants price adjustment expires four years after the date of issuance, and the June 2013 Private Placement warrants price adjustment expires three years after the date of issuance.  Current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, the 2012 Private Placement, February 2013 Private Placement and June 2013 Private Placement warrants require classification in liability as derivative warrants. Derivative warrants are carried initially at fair value (up to the value of cash received) and subsequently at fair value with changes in fair value reflected in income.

	Closing date of private placement
	11/19/12	12/17/12	2/4/13	6/21/13	Total warrant liability
Ending balance at December 31, 2012	$1,062,651	$385,254	$-	$-	$1,447,905
Issuance of derivative warrants in private placement	--	--	270,790	5,671	276,461
Exercise or expiration	--	--	--	--	--
Change in fair value of warrant liability	(445,589)	(162,669)	(59,641)	4,721	(663,178)
Ending balance at September 30, 2013	$617,062	$222,585	$211,149	$10,392	$1,061,188

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/12	9/30/13
Fair market value of common stock	$0.37	$0.28
Exercise price	$0.35	$0.35
Term (1)	(4)	(5)
Volatility range (2)	68.3%	(6)
Risk-free rate (3)	0.36%	0.63%

February 2013 Private Placement	2/4/13	9/30/13
Fair market value of common stock	$0.32	$0.28
Exercise price	$0.35	$0.35
Term (1)	4 Years	3.36 Years
Volatility range (2)	63.9%	67.3%
Risk-free rate (3)	0.37%	0.63%

June 2013 Private Placement	6/21/13	9/30/13
Fair market value of common stock	$0.20	$0.28
Exercise price	$0.35	$0.35
Term (1)	3 Years	2.73 Years
Volatility range (2)	65.7%	68.6%
Risk-free rate (3)	0.70%	0.63%

August 2013 Private Placement	8/15/13
Fair market value of common stock	$0.22
Exercise price	$0.35
Term (1)	3 Years
Volatility range (2)	68.0%
Risk-free rate (3)	0.70%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.88 years, and the December 17, 2012 closing date was 3.96 years.
(5)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.15 years, and the December 17, 2012 closing date was 3.22 years.
(6)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 67.7%, and the December 17, 2012 closing date was 67.1%.

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

NOTE 4 – NOTE PAYABLE

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.  The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes.  Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility.  Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility.  A total arrangement fee of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date.  Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000.  The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.  In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s Common Stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility and is receiving funds from RMB as requested by the Company based on the agreed work program.

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

Payment Date	Payment Amount
January 1, 2012	$150,000
July 1, 2012	$150,000
January 1, 2013	$200,000
July 1, 2013	$200,000
January 1, 2014	$250,000
July 1, 2014	$250,000
January 1, 2015	$300,000
July 1, 2015	$300,000
January 1, 2016	$350,000
July 1, 2016	$350,000
January 1, 2017	$425,000

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

The amount due to Mr. Larson of $575,000 is payable on the following schedule:

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

NOTE 6 – SUBSEQUENT EVENTS

On October 9, 2013, the Company sold an aggregate of 40,000 units (the “October 2013 Units” or “October 2013 Private Placement”) with gross proceeds to the Company of $10,000 to a certain accredited investor (the “October 2013 Investor”) pursuant to a subscription agreement (the “October 2013 Subscription Agreement”). The proceeds from this offering will be used primarily for general corporate expenses. Each October 2013 Unit was sold for a purchase price of $0.25 per October 2013 Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a three-year warrant (the “October 2013 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the October 2013 Private Placement, the Company issued an aggregate of 40,000 shares of its Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

On October 25, 2013, the Company received a $50,000 draw down from RMB as part of the Facility.

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

On August 15, 2013, we sold an aggregate of 200,000 units with gross proceeds to the Company of $50,000 to a certain accredited investor pursuant to a subscription agreement.

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

Company Overview

We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold and other mineralization primarilty in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired exploration permits on state lands and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 13,400 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired three projects, as described below.

Newsboy Project, Arizona

The Newsboy Project comprises approximately 7,160 acres of state, federal and patented lands located 45 miles northwest of Phoenix, Arizona. In June 2012 the Company determined that one of the state permits was not beneficial to the project and did not renew one of the four state permits, however in December 2012 the Company leased 38 acres of patented claims, which brought the total to approximately 4,958 acres and in March 2013 the Company recorded 160 mining claims with the US Bureau of Land Management and Maricopa County that were duly staked in January and February 2013 to increase the land holdings from 4,958 to approximately 7,400 acres.  In July 2013 the Company abandoned six placer claims that were mainly covered by existing lode claims, thereby creating a current land position totaling approximately 7,160 acres. The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site and provide excellent infrastructure. Approximately 1.2 million ounces of gold and 1 million ounces of silver have been produced within 25 miles of the Newsboy Project from several historic mines, including the Vulture, Congress, Octave and Yarnell.

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

The Company intends to continue drilling the Newsboy Project and surrounding area during 2013 and beyond as deemed necessary and justified. To date the Company has completed 74 holes in three phases of drilling during the period November 2011 through September 2013.  The Company is planning to update the historic feasibility study and environmental permit applications. Phase 4 drilling of approximately 64 shallow holes is scheduled to be completed by the end of 2013 and Phase 5 with an additional 24 deep holes may begin in early 2014.

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

Bullfrog Gold Project

The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to approximately 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company proposes to drill 22 holes during 2014 to test for potential mineralization that may extend from the Montgomery-Shoshone open pit mine onto the Company’s adjacent property. The Company has engaged Mr. Chip Allender, certified professional geologist to prepare drilling plans and permit applications for the Bullfrog Project.  Mr. Allender was engaged as an independent contractor by the President of the Company, who has known Mr. Allender for four years.  We have not requested Mr. Allender to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs.   The Company also engaged Mr. Joe Wilkins as a consultant on the Bullfrog Project.

Klondike Project

The Company acquired the option to purchase the Klondike Project in Nevada in June 2012.  The Klondike Project is located in the Alpha Mining District about 40 miles north of Eureka, Nevada. The initial property included 64 unpatented mining claims, to which Bullfrog staked an additional 168 claims for a total of approximately 4,640 acres.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Three months ended
	9/30/13	9/30/12
Revenue	$-	$-

Operating Expenses
General and Administrative	223,809	228,910
Exploration Costs	173,439	132,624
Marketing	187,319	215,510

Total Operating Expenses	584,567	577,044

Net Operating Loss	(584,567)	(577,044)

Interest Expense	(196,200)	-
Revaluation of Warrant Liability	(552,873)	996,618

Net Income (Loss)	$(1,333,640)	$419,574

We are still in the exploration stage and have no revenues to date.

During the three months ended September 30, 2013 we had a net loss of $1,333,640 compared to a net income of $419,574 for the three months ended September 30, 2012. The decrease of $1,753,214 is due primarily to:

1.	The increase in interest expense of $196,200 is a result of the Company entering into the Facility with RMB, as the lender, in the amount of $4.2 million on December 10, 2012. In conjunction with the Facility with RMB, the Company paid financing fees of approximately $244,000 in cash and issued 7 million warrants valued at approximately $1,064,000 for a total financing fee of approximately $1,308,000. These fees are capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method. Amortization of deferred financing fees included in interest expense for the three months ended September 30, 2013 was approximately $164,000. See Note 4 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the RMB warrants and related note payable.
2.	The Revaluation of Warrant Liability of $552,873 for the three months ended September 30, 2013 versus $996,618 for the same period in 2012 resulted in a decrease of $1,549,491. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine months ended
	9/30/13	9/30/12
Revenue	$-	$-

Operating Expenses
General and Administrative	797,423	769,022
Exploration Costs	714,997	993,136
Marketing	1,368,729	1,053,415

Total Operating Expenses	2,881,149	2,815,573

Net Operating Loss	(2,881,149)	(2,815,573)

Loss on Extinguishment of Debt	(6,845)	-
Interest Expense	(561,019)	-
Revaluation of Warrant Liability	663,178	2,210,475

Net Loss	$(2,785,835)	$(605,098)

We are still in the exploration stage and have no revenues to date.

During the nine months ended September 30, 2013 we had a net loss of $2,785,835 compared to a net loss of $605,098 for the nine months ended September 30, 2012. The increase of $2,180,737 is due primarily to:

1.	Exploration costs for the nine months ended September 30, 2013 were approximately $715,000 versus $993,000 for the same period in 2012, a decrease of approximately $278,000 due to the following:
a.	We performed two drilling programs in the nine months ending September 30, 2012 compared to one drilling program for the nine months ending September 30, 2013. Phase 1 and 2 drilled 24 holes each with an average cost to complete the program of approximately $450,000. Phase 3 drilled 26 holes with a cost to complete the program of approximately $500,000.
b.	In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995. The Company paid approximately $100,000 for this data base.
c.	We incurred costs of approximately $30,000 for data compilation starting in August 2013 in order to proceed with a resource estimate report.
2.	Marketing expenses for the nine months ended September 30, 2013 were approximately $1,369,000 versus $1,053,000 for the same period in 2012, an increase of approximately $316,000. On December 17, 2012, the Company entered into the Consulting Agreement with Antibes to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Consulting Agreement was amortized through July 2013. This resulted in approximately $820,000 in investor relations expense versus $580,000 for the same period in 2012. In addition we issued shares valued at approximately $190,000 in lieu of paying cash to certain marketing partners in 2013.
3.	The increase in interest expense of approximately $561,000 is a result of the Company entering into the Facility with RMB, as the lender, in the amount of $4.2 million on December 10, 2012. In conjunction with the Facility with RMB, the Company paid financing fees of approximately $244,000 in cash and issued 7 million warrants valued at approximately $1,064,000 for a total financing fee of approximately $1,308,000. These fees are capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method. Amortization of deferred financing fees included in interest expense for the nine months ended September 30, 2013 was approximately $490,000. See Note 4 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the RMB warrants and related note payable.
23

4.	The Revaluation of Warrant Liability of $663,178 for the nine months ended September 30, 2013 versus $2,210,475 for the same period in 2012 resulted in a decrease of $1,547,297. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

Liquidity and Capital Resources

As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement), we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $6,424,000 as of September 30, 2013. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.  As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

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

Table 1 is the agreed work program for the Newsboy Project for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 1
NEWSBOY BUDGET VS ACTUAL
Dollars in Thousands

	2012	2013				2014
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	TOTAL
BUDGET
Drill Holes	8	14	24	0	14	11	0	69

Drilling	105	256	413	0	189	224	0	1,187
Exploration	12	58	30	5	0	21	0	126
Feasibility Studies	5	30	90	154	121	111	0	511
Land Fees & Insurance	27	1	9	24	10	3	0	74
Permitting	0	0	40	71	71	71	0	253
Project Consulting	18	38	74	79	83	83	20	395
Project G&A	2	6	8	8	8	8	2	42
Capital Expenses	0	30	18	18	18	48	0	132
Option Payments	200	0	200	0	250	0	0	650
BUDGET TOTAL	369	419	882	359	750	569	22	3,370

ACTUAL
Drill Holes	0	26	0	0	0	0	0	26

Drilling	0	313	8	0	0	0	0	321
Exploration	1	27	3	8	0	0	0	39
Feasibility Studies	0	0	0	32	0	0	0	32
Land Expansion	7	26	1	1	0	0	0	35
Land Fees & Insurance	(12)	36	2	39	0	0	0	65
Lease Expense	20	0	0	0	0	0	0	20
Permitting	0	0	0	0	0	0	0	0
Project Consulting	15	80	32	40	0	0	0	167
Project G&A	1	3	3	2	0	0	0	9
Capital Expenses	0	0	0	0	0	0	0	0
Option Payments	200	0	200	0	0	0	0	400
ACTUAL TOTAL	232	485	249	122	0	0	0	1,088

DIFFERENCE	137	(66)	633	237	750	569	22	2,282

Table 2 is the agreed corporate budget for December 2012 through May 2014, with a comparison to actual expenses:

TABLE 2
CORPORATE BUDGET VS ACTUAL
Dollars in Thousands

	2012	2013				2014
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	TOTAL
BUDGET
Office Costs	1	4	8	8	8	8	5	42
Financing Fees	244	0	0	0	0	0	0	244
Insurances	3	8	10	10	12	12	8	63
Interest Expense	0	2	14	29	43	128	0	216
Payroll	29	88	97	97	114	114	76	615
Professional Fees	153	29	44	74	44	29	26	399
Travel	4	8	8	8	8	8	5	49
Capital Expenses	0	1	1	1	1	1	0	5
BUDGET TOTAL	434	140	182	227	230	300	120	1,633

ACTUAL
Office Costs	3	8	5	13	0	0	0	29
Financing Fees	244	13	0	0	0	0	0	257
Insurances	2	9	11	12	0	0	0	34
Interest Expense	2	12	26	33	0	0	0	73
Payroll	30	86	85	83	0	0	0	284
Professional Fees	233	100	78	44	0	0	0	455
Travel	1	4	2	0	0	0	0	7
Capital Expenses	0	0	0	0	0	0	0	0
ACTUAL TOTAL	515	232	207	185	0	0	0	1,139

DIFFERENCE	(81)	(92)	(25)	42	230	300	120	494

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet.  We have contracted with Layne Christensen Company (“Layne”) to complete the drilling program. The Company will also use Skyline Laboratories (“Skyline”) to analyze the drill results.  The Company used Layne and Skyline for phases 1 and 2 in 2012 and phase 3 in 2013. Phase 4 drilling of approximately 24 holes is scheduled to be completed by the end of 2013 and Phase 5 with an additional 24 holes may begin by late 2013 or early 2014. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. Since we used Layne, Skyline and Mr. Bailey in the past we were able to produce an accurate budget for 2013 to help eliminate cost uncertainty. As of September 30, 2013 we have operating cash of approximately $567,000 and have received funds from RMB of approximately $1,874,000 comprised of:

1.	A first draw down on December 11, 2012 for approximately $428,000 which was used to pay legal fees related to the closing of the RMB Facility of approximately $87,000 and the remaining arrangement fee of $244,000 due to RMB (the arrangement fee was 7% of the Facility for a total of $294,000, however, the Company paid RMB $50,000 in May 2012 to be applied to the total arrangement fee leaving a balance due at closing of $244,000), therefore the Company received net cash from the first draw down of approximately $97,000.
2.	A second draw down on January 30, 2013 for approximately $317,000.
3.	A third draw down on March 6, 2013 for approximately $242,000.
4.	A fourth draw down on April 2, 2013 for approximately $337,000.
5.	A fifth draw down on June 11, 2013 for approximately $400,000.
6.	A sixth draw down on September 18, 2013 for approximately $150,000.

This leaves a balance to be received of approximately $2,326,000.

Milestones scheduled for completion for the remainder of 2013 include compilation of all relevant paper data into an electronic format, estimation of resources by an independent engineering firm using historic data and that collected by the Company in 2012 and 2013, perfection of land issues and completion of an internal economic study of the Newsboy Project.

The Company intends to utilize the full Facility amount from RMB and will therefore need to raise additional funds to pay off the facility amount when due, December 10, 2014. Since September 30, 2011, the Company has received gross equity proceeds of approximately $5,300,000 and plans to continue to raise funds through private placements. Additionally, we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

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

On August 15, 2013, the Company completed a private placement (the “August 2013 Private Placement”) where we sold an aggregate of 200,000 units with gross proceeds to the Company of $50,000 to an accredited investor pursuant to a subscription agreement. The proceeds from this offering will be used primarily for general corporate purposes.

On October 9, 2013, the Company completed a private placement (the “October 2013 Private Placement”) where we sold an aggregate of 40,000 units with gross proceeds to the Company of $10,000 to an accredited investor pursuant to a subscription agreement. The proceeds from this offering will be used primarily for general corporate purposes.

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

On September 5, 2012, the Company issued and sold to one accredited investor a Promissory Note (the “Promissory Note”) in the principal amount of $200,000. The Promissory Note accrues interest at the rate of three percent (3%) per month, on a 360 day per year basis.  The Promissory Note matured on October 1, 2012 (the “Initial Maturity Date”).  On the Initial Maturity Date, the Company may extend the Initial Maturity Date from October 1, 2012 to October 15, 2012 (the “Initial Extension Maturity Date”) by paying to the Holder an initial note extension payment equal to 50,000 shares of the Company’s common stock issuable on the date such extension is elected.

Furthermore, the Initial Maturity Date of the Note was extended to the Initial Maturity Extension Date and, on such date, the Company failed to pay the principal amount of the Promissory Note, along with all accrued but unpaid interest thereon, and the Initial Extension Maturity Date was automatically extended to December 1, 2012 (the “Second Maturity Date”).   Since the Promissory Note was automatically extended to the Second Maturity Date, the Company paid to the holder of the Promissory Note an extension payment equal to 100,000 shares of our common stock.   In connection with the Promissory Note the Company issued 150,000 shares to the holder of the Promissory Note.

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

With respect to the quarterly period and nine months ended September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2013 due to the lack of an internal audit function as a result of limited personnel.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISKS FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than previously disclosed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)