Form 10-K
period 2013-12-31
Bullfrog Gold Corp.
filed 2014-02-24
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,642,610.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,991,045 shares of common stock, par value $0.0001, were outstanding on February 21, 2014.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits	56
	Signatures	57

GLOSSARY OF SELECTED MINING TERMS

Breccia	Broken sedimentary and volcanic rock fragments cemented by a fine-grained matrix.
Clastic Rock	Fragments, or clasts, of pre-existing minerals.

Cutoff Grade:	The minimum mineral content included in mineral and ore reserve estimates and that may be economically mined and or processed.
Detachment Fault:	A regionally extensive, gently dipping normal fault that is commonly associated with extension in large blocks of the earth’s crust.

Exploration Stage:	The US Securities and Exchange Commission’s descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are neither in the development or production stage.
Metamorphic Rock:	Rock that has transformed to another rock form after intense heat and pressure.

Miocene	A geologic era that extended form 5 million to 23 million years ago.
Net Smelter Royalty:	A percentage payable to an owner or lessee from the production or net proceeds received by the operator from a smelter or refinery, less transportation, insurance, smelting and refining costs and penalties as set out in a royalty agreement. For gold and silver royalties, the deductions are relatively low while for base metals the deductions can be substantial.

Paleozoic:	A geologic era extending from 230 million to 600 million years ago.
Photogrammetry:	The science of making measurements from photographs. The output is typically a map or a drawing.

Protozeroic:	A geologic era extending from 540 million years to 2,500 million years ago.
Reserves:	That part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve estimate.

Reverse Circulation (RC):	A drilling method whereby drill cuttings are returned to the surface through the annulus between inner and outer drill rods, thereby minimizing contamination from wall rock.
Rhyolite	An igneous, volcanic extrusive rock containing more than 69% silica.

Schist	A group metamorphic rocks that contain more than 50% platy and elongated minerals such as mica.
Siliciclastic Rock:	Non-carbonate sedimentary rocks that are almost exclusively silicas-bearing, either as quartz or silicate minerals.

Tertiary	A geologic era from 2.6 million to 65 million years ago.

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

On October 9, 2013, the Company sold an aggregate of 40,000 units with gross proceeds to the Company of $10,000 to a certain accredited investor pursuant to a subscription agreement.

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

On December 10, 2012 (the “Closing Date”), the Company entered into a Facility Agreement (the “Facility”) with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold Corp., a Nevada Corporation (“Standard Gold”) and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. A total arrangement fee of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down. The Facility is available until March 31, 2014 with the final repayment date due 24 months after the Closing Date. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility.

On November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement.

On November 2, 2012 the Board of Directors unilaterally amended the exercise price of the warrants as part of the 2011 Private Placement from $0.60 to $0.40.

Company Overview

We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold and other mineralization primarily in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired exploration permits on state lands and Federal patented and unpatented mining claims in the states of Arizona and Nevada for the purpose of exploration and potential development of gold on a total of approximately 13,400 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired three projects, as described below.

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

In addition to the main mineral zone drilled by predecessors, the Newsboy Project has eight relatively shallow priority drill targets and other secondary targets below existing drill depths. The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones and collect additional environmental and technical data. The Company has contracted an independent certified professional geologist, Clive Bailey, to prepare the permits and plans for the drill programs. Mr. Bailey also procures the drilling, sampling, assaying and surveying firms and personnel to complete the work and manages all field activities on the project. All deliverables to the Company by Mr. Bailey from the period September 2011 to date include proposed and actual drill hole locations, geology logs of drill cuttings, plan maps and cross-sections and data received from drillers, assayers and surveyors. Mr. Bailey was engaged as an independent contractor by the President of the Company, who has known Mr. Bailey for approximately 30 years. We have not requested Mr. Bailey to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs.

The following is a description of the first four phases of drilling the Company completed from late 2011 through the end of 2013:

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
3

PHASE 2:

During May and June 2012 the Company completed 24 additional holes as the second phase drilling program. Below are highlights from the second phase drilling program.

•	Two holes show the high grade mineralization discovered in phase 1 to be tabular with an apparent dip of 15°. As a result, the thickness and tonnage in this area may be an order of magnitude greater than that of a narrow, near vertical vein as initially thought.

•	The pit limit may be expanded accordingly with 20% higher grade gold than the 0.044 gold opt estimated in the 1992 pit.

•	The open area immediately east of these three holes is approximately 800 feet by 1,200 feet and will be drilled to expand this new mineralization and establish its true thickness.

PHASE 3:

•	During the first quarter of 2013, 12 holes were drilled in the Queen of Sheba area located 2.5 miles northwest of the Main Newsboy deposit, 12 holes were drilled in the main deposit area, one hole was drilled on State of Arizona lands under permit, and one hole drilled about ¾ mile north of the Queen of Sheba area.

•	A new angled hole in the Queen of Sheba area was drilled 20 feet north of a hole cored in 1995 and intersected 25 feet of 2.8 gold ounces per short ton (opt) starting at the surface, including a 5-foot interval that averaged 13.9 gold opt. Drill cuttings from this high grade interval have been examined and found to contain free gold in granular and wire forms about 40 mesh in size and within a matrix of quartz and specular hematite.

•	The 12 holes drilled in the Main deposit area were drilled to expand mineralization in the eastern higher grade zone discovered in 2012 and to further define the northeastern perimeter of the open pit proposed in 1992. Eight holes drilled during Phases 1 – 3 in this area contained continuous mineralization that averaged 39 feet in thickness with average grades of 0.054 gold opt and 0.55 silver opt.

PHASE 4

Sixty-eight holes and 3,364 feet of drilling were completed in the Queen of Sheba exploration area and 18 holes and 864 feet of drilling were completed in the RUS exploration area during December 2013.

To date the Company has completed 160 holes in four phases of drilling during the period November 2011 through December 2013.

In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995.

On December 11, 2012 the Company entered a lease agreement with Vulture View Mine, LLC (“Vulture View”) to lease two patents of approximately 38 acres. As a result the Company’s land position as of January 1, 2013 totals 4,958 acres. The Company paid $20,000 on December 11, 2012 for the first two lease years and agreed to a work commitment of $100,000 to explore the patents and surrounding area during the first lease year. The Company will pay Vulture View $10,000 on the second anniversary and $10,000 each year thereafter until termination of the lease.

For further details and description of the Newsboy Project, please see Item 2, Properties, herein.

Bullfrog Project

The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to approximately 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company proposes to drill 22 holes during 2014 to test for potential mineralization that may extend from the Montgomery-Shoshone open pit mine onto the Company’s adjacent property. The Company has engaged Mr. Chip Allender, certified professional geologist to prepare drilling plans and permit applications for the Bullfrog Project. Mr. Allender was engaged as an independent contractor by the President of the Company, who has known Mr. Allender for five years. We have not requested Mr. Allender to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs. The Company also engaged Mr. Joe Wilkins as a consultant on the Bullfrog Project.

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

The Company also used Mr. Allender to evaluate acquisition of the Klondike Project and for developing its permit applications and drilling plans

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the BLM and Arizona with respect to mining claims on Federal lands and three exploration permits on Arizona state lands at the Newsboy Project.

We are required to pay annual maintenance fees to the BLM to keep our Federal lode and placer mining claims in good standing. The maintenance period begins at noon on September 1st through the following September 1st and payments are due by the first day of the maintenance period. The annual fee is $ $140 per lode claim and for each 20 acre portion of a placer claim. The Arizona state exploration permits currently are $13,440 per year.

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

Research and Development

As of the date of this filing we have had no expense related to research and development.

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

The local climates in Arizona and Nevada may impair or prevent us from conducting exploration activities on our properties year round. Because of their rural locations and current limited infrastructure on site, our properties are generally impassible for several days per year as a result of infrequent but significant rain or snow events. The main access coming from the east to the Newsboy project in Arizona requires crossing a normally dry river bed. However, this access route may be impaired for approximately six days per year, mainly during the monsoon rain season from July through early September. Notwithstanding, the property may be accessed through another, longer route coming from the west. The elevation of the Newsboy project is less than 2,000 feet above mean sea level (amsl). The Bullfrog property has occasional snow that can impair exploration activities for a few days per year but would not likely interfere with possible production operations. The elevation of the Bullfrog project ranges from 3,600 to 4,300 feet amsl. The Klondike property ranges in elevation from 6,400 to 7,000 feet amsl. Limited snowfall from November through February may impair exploration activities for a few days per year, but is not expected to significantly impact possible production operations. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

We do not carry any property or casualty insurance, however we intend to carry such insurance in the future.

Our business is subject to a number of risks and hazards generally, including but not limited to adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time, however we intend to carry this type of insurance in the future (we carry all insurances that we are required to by law, such as motor vehicle and workers compensation plus other coverage that may be in the best interest of the Company). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration and operations are often not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities which will adversely affect our financial condition.

Risks Relating to our Organization and our Common Stock

Exercise of options and warrants and/or conversion of preferred stock will dilute your percentage of ownership.

We have authorized for issuance options to purchase 4,460,000 shares of our common stock and may issue options to purchase up to an aggregate of 4,500,000 shares of common stock under our 2011 Equity Incentive Plan. We also have warrants to purchase 21,392,285 shares of our common stock outstanding (which includes the 7,000,000 warrants that we issued to RMB) and 400,000 shares of Series B Preferred Stock outstanding both of which are convertible into shares of common stock on a one for one basis . In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

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

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Since August 11, 2011, our common stock has been quoted for trading on the OTC Marketplace under the symbol BFGC.QB, and, as soon as is practicable, we intend to apply for listing of our common stock on either the NYSE Amex, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Marketplace or suspended from the OTC Marketplace , the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Marketplace , it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”. The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

The Company has entered into third party agreements for activities that we refer to as investor awareness activities. These activities are intended to familiarize targeted audiences with our business. These activities may result in attracting interest in our business from writers, bloggers, analysts, newsletters and others. We are not responsible and we may not be aware of the content or timing of materials produced by such persons. We may seek to suspend these activities from time to time when we are engaged in capital raising or other transactions. Because third parties may continue to disseminate or republish information about us we may be unable to persuade third parties to discontinue these activities.

Our investor relations activities include paid-for media coverage, personal video and telephone conferences and non-deal road shows in which our executives meet with prospective investors to discuss the Company’s business plans and methods and our management delivers a presentation about our business that is publicly available or on our website. In addition to our investor relations activities we also, in the ordinary course of our business, will attend trade shows and speak at industry conferences and may meet with investors and prospective investors. We may pay for such attendance and speaking engagements as well as media coverage and expenses related thereto.

The Company has and in the future will provide compensation to or pay the costs of investor relations firms and paid for newsletters, websites, mailings and email activities, that are produced by third parties if it desires. The Company seeks to direct readers to publicly-available information concerning the Company using these means of increasing shareholder awareness of the business and activities of the Company. The Company does not intend to and will not routinely review or approve the content of such reports or materials and such materials are expected to be produced based upon such firms’ knowledge and experience of our industry, market, investors or company research or methods (although we may assist in identifying the materials to such firms). Investor relations firms should generally disclose when they are compensated for their efforts, including the amount and nature of such compensation, but whether such disclosure is made or complete or in compliance with the Securities and Exchange Commission (the “SEC”) or other regulatory laws, policy rules or regulations is not under our control nor is the content of such writings or media or news stories about us or our industry. In addition, investors in the Company may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of investors or we may agree to compensate or reimburse such investors for their activities, costs or expenses. Investor relations activities may also be suspended or discontinued from time to time which may impact the trading market of our common stock. Since we do not control the content and opinions expressed by third parties in connection with certain of our paid-for media coverage, some of the information written or expressed by such third parties about our Company may contain inaccurate information.

The Company has historically refrained from monitoring or publicly responding to materials that contain inaccurate information. Notwithstanding the general policy of no comment/no monitoring, the Company has become aware of factual inaccuracies that appeared in an article that appeared in The Gold Report on January 11, 2013 entitled: “How to Invest Like a Merchant Bank in High-Risk Resources: Rick Winter” (the “January 11th Article”) that were subsequently republished in an article dated February 6, 2013 entitled: “Bullfrog: This Junior Gold Company Poised to Leapfrog Peers” (the “February 6th Article” and, together with the January 11th Article, collectively, the “Articles”). The Company’s management was not interviewed and did not contribute to the content of the Articles. The Company paid the Gold Report, the publisher of the January 11th Article, a subscription fee of $8,500 per quarter and issued to an affiliate of the author of the February 6th Article, 250,000 restricted shares of its common stock.

Although we believe that we bear no responsibility for the factual inaccuracies set forth in any articles or similar publications or media (including the Articles), the we have been required by the staff of the Securities and Exchange Commission to state herein certain of the inaccuracies in order to present to investors the warning contained herein that investors should not rely on these materials or the information published or contained therein. INVESTORS SHOULD PLACE NO RELIANCE ON THE PUBLICATION OR REPUBLICATION OF SUCH STATEMENTS THAT ARE NOT PROVIDED DIRECTLY BY THE COMPANY AND AS SET FORTH BELOW THE COMPANY DISCLAIMS ANY AND ALL RESPONSIBILITY THEREFORE.

INVESTORS SHOULD REVIEW CAREFULLY ALL OF THE “RISK FACTORS” CONTAINED IN THIS ANNUAL REPORT BEFORE INVESTING IN OUR COMMON STOCK.

The Company’s management does not support any of the quantitative information, assumptions, statements, calculations and estimates made by Mr. Winters in the Articles and the Company’s management believes that the Articles contain several factual inaccuracies, including, but not limited to, the following statements:

•	“We think there is likely a deposit there that will be around 7 Mt at 1.5 g/t.”; and

•	“If it develops as we think it should, it will be a project that should be producing around 35–40 Koz/year and probably generating annual earnings before interest, taxes, depreciation and amortization of about $25M. On paper at $1,700/oz gold, it preliminarily has a net present value (NPV) at a 5% discount of around $90M in comparison to a market cap of around $11M.”

The Company is also aware of an article published by Herostocks.com after the market closing on October 7, 2013 (the “Herostocks Article”). The Herostocks Article appears to have been disseminated through a subscription based email. The Company is also aware of an article published on October 9, 2013 in Hotstocked.com entitled: “Bullfrog Gold Corp. (OTCMKTS: BFGC) Plagued by Pumpers” (the “Hotstocked Article”, and together with the HeroStocks Article, collectively, the “October Articles”). The Hotstocked Article references certain other articles (the “Referenced Articles”). The Company does not have copies of, and has not reviewed, the Referenced Articles.

Contrary to the statement made by Herostocks.com in its email to subscribers stating that Stock Appeal LLC, its parent company, “has been compensated up to $20,000 USD for increased public awareness of BFGC by a third party,” the Company's Chief Executive David Beling, confirms that the Company did not authorize or permit the Herostocks Article and was not aware of such article until October 8, 2013. The Company was not aware of the Hotstocked Article or the Referenced Articles until after the Hotstocked Article was published on October 9, 2013. The Company also confirms it did not directly pay any compensation to the publishers of the October Articles or the Referenced Articles. The Company has engaged Travel Business in July 2013 for investor relations, and has been informed that Travel Business has not initiated investor relations activities, and has been informed that they did not pay any third party directly or indirectly for the October Articles or the Referenced Articles. The Company has not engaged any other person or entity for investor relations or similar activities since July 2013.

On October 21, 2013, the Company received confirmation from Antibes International (“Antibes”) that they did not pay any third party directly or indirectly for the October Articles or the Referenced Articles. The Company has not specifically and knowingly authorized any third party (including Travel Business and Antibes) to indirectly pay any compensation in connection with the October Articles or the Referenced Articles. Other than a payment to Travel Business in July 2013, the Company has not made any direct payments to any third party in connection with its paid for media campaign and the Company has not engaged any other person or entity, other than Travel Business, for investor relations or similar activities since July 2013. Although the Company has not made any independent investigation in this regard nor did the Staff of the SEC request that they do so, there is a possibility that the Company unknowingly may have indirectly paid compensation in connection with the October Articles and the Referenced Articles if direct payments made by the Company to third parties in connection with its legacy paid for media campaigns were used by such third parties to pay for the October Articles or the Referenced Articles. The Company’s management was not interviewed and did not contribute to the content of any of the October Articles or Referenced Articles.

The Company made a determination that it would not be the most productive and proactive course of action to reach out to the authors of the October Articles and the Related Articles to discuss the content of such articles and demand a retraction. Instead, the Company filed a Current Report on Form 8-K on October 9, 2013 (the “8-K”) that included a press release in which the Company’s management commented on the significant share trading volume that started on October 3, 2013 and continued through the close on October 8, 2013 and on the inaccurate statements in the Herostocks Article. The Company did not know about the Hotstocked Article at the time that the 8-K was filed and the press release was issued and accordingly, did not address the Hotstocked Article in the 8-K or in the press release. The Company commented in the press release that it did not have any material non-public information that has not already been disclosed that could affect the Company’s stock volume. The 8-K and press release also contained similar language to language set forth in this risk factor.

The Company has reviewed the October Articles and finds some of the statements made are exaggerated and/or inaccurate and may be misleading in regards to the Company's business prospects and anticipated share price. Given the inherent risks in the mining industry, the Company does not comment on the potential value of its share price. Bullfrog Gold urges any investor seeking information about the Company to review its public disclosure filings with the Securities and Exchange Commission which are available electronically on EDGAR. The Company, its officers, directors and employees confirm that they did not participate in, or benefit from, trading in shares of the Company during this high volume period.

While the Company’s management has addressed the factual inaccuracies addressed above, the Company does not intend, nor does it undertake any obligation, to monitor and address any other factual inaccuracies, notes that additional factual inaccuracies may appear in statements made elsewhere or in the future, including without limitation, in articles that are published in our paid-for media campaigns. Accordingly, investors are encouraged to carefully read the information set forth in this annual report including all of the Risk Factors set forth herein and not to place any reliance on any other statements, reports, articles or claims.

Involvement in media interviews could result in violations of the Securities Act of 1933, and in such case we could become obligated to repurchase securities sold in prior offerings and we could become subject to penalties, enforcement actions or fines with respect to any violations of securities laws. You should rely only the prospectus in determining whether to invest in our common stock.

Management interviews which may result as part of our paid-for media coverage, links to certain of those articles and interviews in our website and otherwise, may be seen by investors or potential investors in our securities. To the extent these are deemed an offer, we could incur liability or become involved in litigation.

Although we have not authorized statements, we may give the impression that we endorsed the statements made by third parties in those articles. We do not endorse any of those third party statements and expressly disavow any obligation to ensure the accuracy of statements made by third parties in such articles. Those and statements made by third parties did not disclose many of the related risks and uncertainties described in this annual report. The articles should not be considered in isolation, and you should make your investment decision in investing in our common stock only after reading this entire annual report carefully and without regard to such statements.

There may exist circumstances in which our IR Activities may constitute offers as defined in Section 2(a)(3) of the Securities Act of 1933. While we do not agree with this position, if the staff of the SEC or investors claimed this as being correct then we may be in violation of Section 5 of the Securities Act and, consequently, certain may have rescission rights as to securities acquired and we could be required to repurchase shares sold to the investors in the most recent private placements at the original purchase price, possibly for a period of one year or longer following the date of violation. Additionally, we could be subject to other penalties, enforcement actions or fines with respect to any violations of securities laws. We would expect to contest vigorously any claim that any such violation occurred. We are not aware and do not believe we are in violation of such Section 5.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO for a monthly payment of $600 per month. Total rent payments for 2013 and 2012 at this location was $7,200. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

18

515000
520000
4090000
4085000
N
NEVADA
Bullfrog Hills, Nevada 89003
Legend
Bullfrog Gold Corp Claims
Patented Properties
Mines Underground
Roads
Faults
Montgomery Shoshone Open Pit Mine
Rhyolite Ghost Town
Town of Beatty
US 95 to Tonopah 74
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

(4) Property Status and Plans

The Montgomery-Shoshone open pit mine remains open for possible access to additional mineralization that may occur on the Company’s adjacent property, but the company has no rights or authority to use such existing access on lands owned by others. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to begin in 2013. Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 1,600 acres and are in good standing, but contain no known resources or reserves and no plant or equipment. Electric power is available within two to five miles of the Company’s property.

Upon receipt of BLM approval, drilling would start soon thereafter. The geological justifications for the proposed exploration program are:

•	Our property is adjacent to an open pit mined in the late 1990’s and this area has significant potential for mineral extensions. It is noted that when previous production operations in the District were shut down , the price of gold was less than $350 per ounce compared to the current price near $1,300 per ounce. The previous operator also did not control the patent and Lucky Queen claim that are adjacent to the Montgomery-Shoshone open pit and five other claims in the area which are now part of the Company’s property.

•	Several mineralized trends and structures occur on other areas of the Company’s property that further justify additional drilling, see Figure 1.

The exploration programs will be funded from debt and equity programs that the Company is currently working on. In the event sufficient funds are not obtained, the programs will be deferred accordingly.

The company has engaged Chip Allender to manage the exploration activities on the Bullfrog Project. Mr. Allender has 35 years of experience in the mining industry, has a BS in Geology from the Colorado State University, is a Registered Professional Geologist in Utah and Washington, is a member of the Society of Mining Engineers, is a Certified Professional Geologist (AIPG) and is recognized as a Qualified Person in Canada and a Competent Person under the European code.

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

Newsboy Gold Project

(1) Location

The Newsboy Gold Project is located in the Vulture Mountains of Arizona and consists of approximately 7,160 acres of state and federal lands located 45 miles northwest of the City of Phoenix, Arizona in Maricopa County. The closest towns, Wickenburg and Morristown, are located 10 miles and 3 miles respectively from the site. The Project is accessed by traveling on paved and gravel roads for 3 miles due west of Morristown. This route includes an unimproved crossing of the Hassayampa River, which flows a few days per year after severe rain storms. The Newsboy Project is located close to several well-known historical gold mines including: the Vulture, Congress and Yarnell mines.

ARIZONA
N
US HIGHWAY 160
QUEEN SPAR
WEST END
GOOD LUCK
MAMMOTH SPAR
AMBLY
FLUORSPAR OCCURANCE
EL CENTINELLO
QUEEN OF SHEBA
FLAMINGO 21
TOUGH NUT GROUP
WOLF MINE
UNKNOWN-TWO SHAFTS
COMEBACK CLAIMS
CHARBONNEAU CLAY
UNKNOWN SHAFT
UNKNOWN PROSPECTS
RUS MINES
SHAFTS - MINE WORKINGS
EL TIGRE
IDAHO GROUP
NEWSBOY
CACTUS QUEEN
STOCKTON CLAIM
UNKNOW PROSPECTS
TEXAS QUEEN
SHAFTS-MINE WORKINGS
340000
342000
344000
346000
348000
3750000
3748000
3746000
3744000
Bullfrog Gold Holdings (Claims)
Bullfrog Gold Holdings (State Leases)
Bullfrog Gold Holdings (Patented)
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

On September 28, 2011, Standard Gold and Southwest entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims. In order to maintain the working right and option, Standard Gold is obligated to pay Southwest an aggregate of $3,425,000 of which $500,000 has previously been paid. The balance due to Southwest on September 30, 2011 of $2,925,000 of which a total of $950,000 has been paid as of December 31, 2013. The remaining payments are payable on the following schedule:

Newsboy Project - Payment Date	Payment Amount
July 1, 2014	$250,000
January 1, 2015	$300,000
July 1, 2015	$300,000
January 1, 2016	$350,000
July 1, 2016	$350,000
January 1, 2017	$425,000

Upon the full payment of the balance of $1,975,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the 2011 Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

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

During 1990, Newsboy Gold Mining Company (“NGMC”), a 100% owned subsidiary of the Australian listed Pima Mining NL executed a purchase option on the Newsboy Project from Westmont. NGMC drilled 12 diamond core holes (1,681 feet), 40 reverse circulation holes (6,560 feet), conducted metallurgical test work, re-interpreted the geology and completed resource/reserve and mine planning studies. NGMC also completed the following studies in 1991 and 1992 in preparation for mining the Newsboy Project:

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

Prior to the Company’s exploration programs completed between 2011 and 2013, a total of 35,214 feet of drilling has been completed on the Newsboy Project over six programs at an expenditure of more than $7 million.

Year	Operator	Drill Method	No. Holes	Total Footage
1987	WMC	RC	29	5,910
1988	WMC	RC	54	13,170
1989	LM/WMC	RC	19	4,530
1990	NGMC	DD	12	1,681
1992	NGMC	RC	40	6,560
1995	Moneta	DD	8	3,363
Total			162	35,214

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

In 1991 a feasibility study was completed for a 600,000 ton per annum processing plant for the Newsboy Project. The report included design criteria for the Newsboy Project including metallurgical test work, equipment lists, mass balance flow sheet consistent with the design criteria, layouts, process description with proposed equipment and plant operation, infrastructure review, mine plan, development capital, operating costs and a project schedule. Historic in-pit reserves estimated in 1992 using data from 125 holes in the Main deposit area and a 0.023 gold opt cutoff were 1.3 million tons averaging 1.78 ppm gold and 40.1 ppm silver and containing 70,000 ounces of gold and 1.5 million ounces of silver. However, these estimates pre-date and are not compliant with current US and Canadian standards and should not be relied upon.

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

From September 2008 to August 2009 Southwest acquired the Newsboy Project by staking 44 lode claims (880 acres) and 12 placer claims (1,920 acres). Four separate state leases (1,520 acres) were also acquired. Southwest evaluated the geology, drilling, workings, survey control and access, and collected 33 samples. Of these samples, 10 assayed at or above the gold cut-off range of 0.8 ppm. In 2009 and 2010 an additional 46 lode claims were staked (920 acres).

(4) Property Status and Plans

The Company’s property contains no known reserves and no plant or equipment. Electric power is available approximately 3 miles from the Company’s property. The Company and its independent consultants have developed and completed four phases of exploration drilling to confirm and expand existing mineralized zones.

Each of the phased drill programs must justify the continuation of activities for subsequent phases. Continuing exploration and development after phase 4 is dependent on results and other technical and economic considerations and conditions.

The exploration programs are being funded from debt and equity financing that the Company has obtained. In the event sufficient funds are not obtained beyond the current debt and equity financing, the programs will be deferred accordingly.

Mr. Clive Bailey has been responsible for all the Newsboy programs since October 2011 and will continue to manage the programs on the Newsboy Project. Mr. Bailey has approximately 39 years of experience in the mining industry, has a BS in Geology from the Kent State University, is a Certified Professional Geologist (AIPG) and is s recognized as a Qualified Person in Canada.

The Company performs and abides by industry standard concerning QA/QC procedures and protocols. Below is a brief description of these procedures used during the drilling programs completed at the Newsboy Project:

1.	All drilling in phases 1-3 was performed using reverse circulation methods. Drill cuttings were sampled at intervals of 5 feet and split in the field to typically produce 15-pound representative samples for further preparation and assaying. These samples were then bagged, tagged and secured under the management, direction, supervision and custody of Clive Bailey, the Company’s Consulting Geologist. Sample lots were transported to the Company’s office in Morristown and stored until Skyline Laboratories (“Skyline”) accepted custody upon loading on their truck for transport to a secure sample storage building at their laboratory in Tucson, Arizona,

2.	All Company samples were analyzed using a 30 g fire assay (FA) with an atomic absorption spectroscopy (AAS) finish for gold. This technique has a lower detection limit of 0.005 ppm and an upper detection limit of 3.00 ppm. Samples with greater than 3.00 ppm gold were re-analyzed using a 30 g FA with a gravimetric finish. All samples were also analyzed using a5 g sample with a four acid digestion for silver and multi-element analysis using an Induced Coupled Plasma Emission spectroscopy (ICP-OES) instrument This technique has a lower detection limit of 1 ppm and an upper detection limit of 150 ppm. Samples with greater than 150 ppm silver were re-analyzed using a 30 g FA with a gravimetric finish.

3.	Skyline crushed the entire sample to 75% passing – 10 mesh and then split 250 g for pulverization to 95% – 150 mesh. Cleaner sand was run through the crusher every 25 samples or at any color change in the sample as noticed by Skyline’s lab tech. Sand was run between every sample in the pulverizing step to preclude lingering contamination. Pulps were split again to separate a 30 g sample for FA/AAS for gold and a 5 g sample for multi-acid digestion and ICP-OES and multi element analysis.

4.	All Newsboy samples from Phase 1-3 drilled by the Company were analyzed at Skyline. Skyline has ISO/IEC 17025:2005 certification for FA/AAS. ICP-OES and ICP-Mass Spectroscopy (MS).

5.	QA/QC samples used by the company include blanks, standards and field duplicates. The inserts QA/QC samples at the following frequencies:

•	One to two blanks per hole pending depth and observes mineralization. Blanks were inserted at the end of each mineralized sequence;
•	One to two standards per hole. Two standards were inserted if a second mineralized zone was observed ( two standards were used as deemed appropriate – one being high grade and the other being low grade); and
•	One duplicate sample for each 100 feet or 20 five-foot samples.

Blank material was a barren marble purchased from building material stores. The blank is uncertified but analysis continually showed it was below detection limits for gold and silver. Two certified standards were purchased from WCM Minerals Ltd (WCM) of Burnaby, British Columbia. In addition, Skyline performs their own internal controls to assure accuracy and precision of their results.

6.	Phase 4 drilling was performed with a track-mounted rotary air blast or percussion drill methods and equipment using similar QA/QC procedures as used for reverse circulation drilling in Phases 1-3.
7.	The Company and its Consultants are of the opinion that the QA/QC program was appropriate for collecting, preparing and analyzing drill samples and were adequate for the purposes intended in the normal course for calculating resource and reserve estimates. Skyline’s assay certificates were also stamped by an assayer registered in the State of Arizona.

On February 4, 2014 SRK Consulting (SRK) of Denver, Colorado delivered a final technical report that is compliant with the current Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects. SRK Consulting is an independent, international consulting practice that offers services from exploration through feasibility, mine planning, and production to mine closure. Formed in 1974, SRK now employs more than 1,600 professionals internationally in over 50 offices on 6 continents.

Table 1 is SRK’s statement of mineral resources contained within a pit optimization shell in the Main deposit above a cutoff grade of 0.5 parts per million (ppm) gold. SRK generated 86 pit shells using Whittle™ pit-optimization software and the inputs and assumptions shown in Table 2, which are based on SRK’s experience with other projects and may not be supported by potential scoping studies. The effective date of the SRK report was November 1, 2013.

Table 1

Pit-Constrained Mineral Resource Statement in the Main Deposit

Resource	Gold	Silver	Tonnes	Gold Oz	Silver Oz
Category	ppm	ppm	000's	000's	000's
Measured	1.06	22.02	2,331	79	1,498
Indicated	0.92	13.69	1,588	47	634
Meas. + Ind.	1.00	18.65	3,920	127	2,132

Inferred	0.84	9.87	803	22	231

•	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources estimated will be converted into Mineral Reserves.

•	Open pit resources stated as contained within a potentially economically minable pit shell, and a calculated internal cut-off grade of 0.5 ppm gold was used based on the following parameters: US$2.82/t mining cost, US$15.41/t processing cost, 88% gold and 18% silver recovery, G&A cost of US$2.67/t, 2% NSR and a US$1,500/oz value for gold and US$30/oz value for silver.

•	Mineral resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.

•	Troy ounces have been calculated using the following method: tonnes (metric) x grade (ppm) / 31.1034. Tons or s. tons refer to US standard short tons.

Table 2

Economic & Technical Assumptions for Pit Optimization

Category	Pararameter	Value
Mining	Overall Pit Slope	45°
	Model Block Size	20' x 20' x 20'
	Waste Mining Cost	$1.75/s. ton
	Mineral Mining Cost	$2.00/s. ton
	Sustaining Cost	$0.82/s. ton
	Recovery & Dilution	Not Applied
Process	Operating Cost	$15.41/s. ton
	Silver Recovery	19%
	Gold Recovery	88%
	Throughput Limit	900,000 tpa
General & Admin.		$2.67/s. ton
Revenue and Selling	Gold Royalties and Refining Costs	$47.64/oz
	Silver Royalties and Refining Costs	$0.95/oz
	Base Gold Price, 3-year Average	$1,500/oz
	Base Silver Price, 3-year Average	$30/oz
Optimization (86 Pit Shells)	Range of Gold Prices at $30 Increments	$450 to $3,000
Estimated Initial Capital		US$50,000,000
Operational Scenario	Discount Rate	5%

Table 3 is a summary of measured, indicated and inferred resources within pit optimization shells using the 0.5 ppm gold cutoff and four additional cutoff grades:

Table 3

Pit-Constrained Mineral Resource Sensitivity in the Main Deposit

Gold Cut-off Grade		Tonnes	Gold	Silver	Gold Oz	Silver Oz
oz/s.ton	ppm	000's	ppm	ppm	000's	000's
0.015	0.5	4,723	0.98	17.15	148	2,605
0.018	0.6	3,993	1.06	18.72	135	2,404
0.023	0.8	2,612	1.25	22.52	105	1,891
0.029	1.0	1,608	1.47	27.01	76	1,396
0.035	1.2	1,022	1.68	31.69	55	1,042

Five of the 86 pit shells are included in Table 4 to specifically show the pronounced increases in total tons, mineral tons, strip ratio and depths between pits 34 and 35 for a gold price difference of only $30 per ounce. These increases are due to significantly deeper overburden and downward faulting toward the southeast where Bullfrog’s drilling discovered deeper extensions of mineralization. Pit 36 is shown since it was used to report mineral resources. Pit 46 shows further increases in mineral tons at slightly lower grades and strip ratios than Pit 36.

Table 4

Results of Five Specific Whittle™ Pit Shells

Dollar Pit	Pit	Revenue Factor	Rock Tonnes	Mill Tonnes	Strip Ratio	Au	Ag
US$/oz gold	No.	unit	x1000	x1000	w:o	ppm	ppm
990	19	0.66	3,900	1,491	1.62	1.22	29.87
1,440	34	0.96	6,542	2,606	1.51	0.97	22.3
1,470	35	0.98	27,858	4,878	4.71	0.92	16.45
1,500	36	1.00	28,264	5,013	4.64	0.91	16.22
1,800	46	1.20	33,564	6,793	3.94	0.8	14.09

Note: Tonnes and grades may not match mineral resource tables, as Whittle™ results are presented on a re-blocked model at an internal Whittle cut-off grade.

SRK estimated inferred resources in the shallow zone of the Queen of Sheba exploration target area at 259,000 short tons averaging 1.21 ppm gold and 4.0 ppm silver, based on data from 13 drill holes. The available data from drill holes and those qualified and used for resource estimations are summarized below:

Table 5

Drill Hole Data Base as of November 1, 2013

Company	Year	Holes	Total Footage	Data Used in SRK Resource Estimates
	Drilled	Drilled		Holes	Footage	Min., Ft	Max. Ft.	Average
Checkmate LB JV	1985	17	na	0	na	na	na	na
Westmont	1987	29	5,910	29	5,910	35	355	204
Westmont	1988	54	13,170	54	13,170	40	455	244
Lupine/Westmont	1989	20	4,530	18	4,490	40	460	225
Newsboy Gold *	1990	12	1,681	0	0	40	230	0
Newsboy Gold	1992	40	6,560	40	6,560	25	395	164
Moneta-Porcupine	1995	8	3,363	8	3,363	89	896	420
Bullfrog Gold	2011	6	1,135	6	1,135	65	445	189
Bullfrog Gold	2012	42	13,403	42	13,403	100	525	319
Bullfrog Gold	2013	26	8,430	26	8,430	100	510	324
Total		254	58,182	223	56,461	534	4271	261

* Twin core holes for metallurgical testing have a minor area of influence.

In summary, exploration and drilling by the Company during the past two years has delineated a significant gold-silver resource at the Newsboy Project dominantly contained within a pit optimization shell in the Main deposit. Significant exploration targets at the Queen of Sheba and RUS areas of the property have also been further defined. The Project has an extensive data base that has now been converted from paper to electronic format and vetted by qualified third parties. SRK’s Technical Report may be viewed at Bullfrog’s website.

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

Klondike Project

(1) Location

The central part of the Klondike claim block is located in the Alpha Mining District approximately 30 miles north from the town of Eureka in central Nevada (Figure 1). The property is accessed by traveling 3 miles north from Eureka on US Hwy 50, thence 30 miles north on Nevada Highway 278, thence east 2 miles along various dirt roads. The claim block is approximately 5 miles north -south and 1.5 miles east-west.

Twin Creeks
Midas
Getchell
Pinson
Dee
Meikle
Betze-Post
Interstate 80
Carlin East
Gold Quarry
ELKO
Lone Tree
CARLIN
Marigold
BATTLE MOUNTAIN
Phoenix
Mule Canyon
Rain
State Route 278
Cortez
Pipeline
N
Klondike Property
State Route 305
Gold Mountain
Tonkin Springs
Alligator Ridge
Gold Bar
Mount Hope Project
0 16 32
Scale in Kilometers
Ruby Hill
Winnemucca
Battle Mountain
Elko
Wells
Mount Hope Project
Carlin
Reno
Austin
Eureka
Ely
Tonopah
Location Map of the Klondike Property of Bullfrog Gold Corp

Figure 1.

CELLULAR GOSSAN
BARITIC DOLOMITE
F
GOSSAN
Ag 1 oz.
20% BARITE
LIMONITIC VUGGY
Ag 6 ozs.
LENS of UNREPLACED SHALE
POROUS REPLACED DOL. 50% BARITE
40% BARITE
Ag 7 ozs.
Ag 4 ozs.
Ag 3½ ozs.
Pb 4%
Ag 4 ozs.
0 5 10 FT.
SCALE
Proposed shallow drill holes to the north

Significant Silver in North Wall

1977 Geology Report by Van der Ley

Photo in 2012

Figure 2.

(2) Title & Holding Requirements

On June 11, 2012, Standard Gold and Arden Larson (“Larson”) entered into an Option to Purchase and Royalty Agreement pursuant to which Larson granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Klondike Project property free and clear of all charges encumbrances and claims. In order to maintain the working right and option, Standard Gold is obligated to pay Larson an aggregate of $575,000 over a 10-year period plus net smelter royalties from the claims and an area of interest.

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

Year 2012	High	Low
First Quarter	$0.86	$0.50
Second Quarter	$0.75	$0.40
Third Quarter	$0.85	$0.16
Fourth Quarter	$0.50	$0.16

Year 2013	High	Low
First Quarter	$0.51	$0.27
Second Quarter	$0.30	$0.14
Third Quarter	$0.32	$0.18
Fourth Quarter	$0.35	$0.10

Holders

On January 21, 2014:

o	The closing price of our common stock as reported on the OTCQB Marketplace was $0.11 per share.
o	We had approximately 900 holders of record of common stock.
o	44,991,045 shares of our common stock were issued and outstanding and 400,000 shares of preferred stock were issued and outstanding.
o	We had outstanding warrants to purchase 21,392,285 shares of common stock and outstanding options to purchase 4,460,000 shares of common stock.

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

On December 23, 2013, our board approved issuing options to three individuals to purchase 400,000 shares of our common stock at an exercise price of $0.15 per share, of which 250,000 options were issued to Mr. Beling.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,460,000	$0.38	40,000
Equity compensation plans not approved by security holders	0	0	0
Total	4,460,000	$0.38	40,000

Unregistered Sales of Equity Securities

Sales by Bullfrog Gold Corp.

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

On November 19, 2012, the Company sold an aggregate of 4,300,000 units (the “November 2012 Units”) with gross proceeds to the Company of $1,075,000 to six accredited investors (the “November 2012 Investors”) pursuant to a subscription agreement. Each November 2012 Unit was sold for a purchase price of $0.25 per November 2012 Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”)

(or, at the election of any purchaser who would, as a result of purchase of November 2012 Units become a beneficial owner of five (5%) percent or greater of the outstanding Common Stock of the Company, one share of the Company’s Series B Preferred Stock, par value $0.0001 per share, which is convertible into one (1) share of Common Stock, one share of the Company’s Series B Preferred Stock) and (ii) a four-year warrant (the “November 2012 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock or Series B Preferred Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the private placement, the Company issued an aggregate of 3,100,000 shares of its Common Stock and 1,200,000 shares of its Series B Preferred Stock. In addition, on November 19, 2012, the holder of the Promissory Note converted such indebtedness in exchange for 804,600 shares of the Company’s Series B Preferred Stock (which includes the conversion of $1,150 of accrued and unpaid interest on the Promissory Note) and November 2012 Warrants to acquire 804,600 shares of the Company’s Common Stock. The Company also issued to its legal counsel 276,000 shares of Common Stock and November 2012 Warrants to acquire 276,000 shares of the Company’s Common Stock in exchange for $69,000 of certain legal fees. The November 2012 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 90 days after the closing date of the private placement covering the resale of the shares of Common Stock underlying the November 2012 Warrants. The November 2012 Warrants contains limitations on the holder’s ability to exercise the November 2012 Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice. The Company paid placement agent fees of $45,000 in cash to a placement agent in connection with the sale of the November 2012 Units. The placement agent also received November 2012 Warrants to acquire 180,000 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

On December 10, 2012, the Company entered into a Facility Agreement evidencing a secured loan (the "Facility") with RMB Australia Holdings Limited ("RMB"), as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold Corp., a Nevada Corporation ("Standard Gold") and the Company's wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold's obligations under the Facility. Standard Gold will pay an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility will be available until March 31, 2014 with the final repayment date due 24 months after the Closing Date. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility will bear interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. In connection with the Facility, the Company will issue 7,000,000 warrants to purchase shares of the Company's common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility.

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

On February 4, 2013, the Company sold an aggregate of 1,800,060 units (the “February 2013 Units” or “February 2013 Private Placement”) with gross proceeds to the Company of $450,015 to five accredited investors (the “February 2013 Investors”) pursuant to a subscription agreement (the “February 2013 Subscription Agreement”). Each February 2013 Unit was sold for a purchase price of $0.25 per February 2013 Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a four-year warrant (the “February 2013 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The February 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 120 days after the closing date of the private placement covering the resale of the shares of Common Stock underlying the February 2013 Warrants. The February 2013 Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice. The Company paid placement agent fees of $12,000 in cash to a placement agent in connection with the sale of the February 2013 Units. The placement agent also received February 2013 Warrants to acquire 48,000 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

On June 4, 2013, the Company issued Arden Larson 80,000 units (“Larson Units”), with each Larson Unit consisting of one (1) share of the Company’s Common Stock and a warrant at a purchase price of Twenty Five Cents ($0.25) per Larson Unit for a total of $20,000. Each Larson Unit consists of: (i) one (1) share of the Company’s Common Stock and (ii) a three (3) year warrant to purchase a share at a per share exercise price of $0.35. The Larson Units were issued along with cash of $10,000 in settlement of a lease payment. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

On June 21, 2013, the Company sold an aggregate of 100,000 units (the “June 2013 Units” or “June 2013 Private Placement”) with gross proceeds to the Company of $25,000 to a certain accredited investor (the “June 2013 Investor”) pursuant to a subscription agreement (the “June 2013 Subscription Agreement”). The proceeds from this offering will be used primarily for general corporate expenses. Each June 2013 Unit was sold for a purchase price of $0.25 per June 2013 Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a three-year warrant (the “June 2013 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the June 2013 Private Placement, the Company issued an aggregate of 100,000 shares of its Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

On August 15, 2013, the Company sold an aggregate of 200,000 units (the “August 2013 Units” or “August 2013 Private Placement”) with gross proceeds to the Company of $50,000 to a certain accredited investor (the “August

2013 Investor”) pursuant to a subscription agreement (the “August 2013 Subscription Agreement”). The proceeds from this offering will be used primarily for general corporate expenses. Each August 2013 Unit was sold for a purchase price of $0.25 per August 2013 Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a three-year warrant (the “August 2013 Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. In connection with the August 2013 Private Placement, the Company issued an aggregate of 200,000 shares of its Common Stock. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year	Year
	Ended	Ended
	12/31/13	12/31/12

Revenue	$-	$-
Operating Expenses
General and Administrative	971,138	1,598,502
Exploration Costs	865,474	967,323
Marketing	1,370,225	1,271,551
Total Operating Expenses	3,206,867	3,828,376
Net Operating Loss	(3,206,867)	(3,828,376)
Other income (loss)	(6,845)	0
Interest Expense	(762,737)	(39,771)
Revaluation of Warrant Liability	1,431,844	2,498,597
Net Loss	$(2,544,605)	$(1,369,550)

We are still in the exploration stage and have no revenues to date.

During the year ended December 31, 2013 we had a net loss of $2,544,605 compared to a net loss of $1,369,550 for the year ended December 31, 2012. The increase in net loss of $1,175,055 is due primarily to:

1.	General and Administrative variances due to the following:
	a.	In 2012 there was a total charge to general and administrative for a stock compensation year-end bonus of $185,000 for 500,000 restricted shares issued. This was a non-cash bonus that was given to two individuals in lieu of a cash year-end bonus and performance bonus. This was a one-time charge in 2012. The year-end bonus in 2013 was 400,000 stock options awarded to three individuals with a value of approximately $32,000.
b.

In 2012 there was a payment made to RMB of $50,000 to review the possibility of a financing arrangement. This was an upfront payment made in May 2012 and did not guarantee terms of a debt agreement would be met. In December 2012 the Company entered into the Facility with RMB.

On September 5, 2012 the Company had a Promissory Note that included extension payments of common stock. These payments included 50,000 shares issued in October 2012 valued at $11,500 and 100,000 shares issued in November 2012 valued at $38,000.

	c.	The stock options that were awarded in 2011 were fully vested in September 2013. Therefore, in 2012 there was a full year of option compensation charged of approximately $350,000 versus approximately $216,000 in 2013. However, there was a year-end bonus in 2013 of 400,000 stock options awarded to three individuals with a value of approximately $32,000. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion of stock options.
	d.	There were additional legal fees in 2012 of approximately $100,000 due to the September 2012 Promissory Note, the 2012 Private Placement and the RMB Facility. The Company did not have these financing arrangements in 2013 and therefore did not have the related legal expenses.
2.	Exploration costs decreased from approximately $967,000 in 2012 to approximately $865,000 in 2013. This decrease of approximately of $100,000 is due to the phase 1 drilling program at the Newsboy Project was started at the end of the year in 2011 with the majority of the cost being incurred in 2012. Additionally, there was a phase 2 drilling program that was started and completed in 2012. The phase 3 drilling program was started and completed in 2013 and the phase 4 drilling program was started in December 2013. However, the phase 4 program consisted of shallow drilling. The average drilling expense for phases 1-3 was approximately $225,000 versus approximately $25,000 for phase 4.

39

3.

Marketing expenses in 2013 of approximately $1,370,000 versus $1,272,000 in 2012 resulted in an increase of approximately $98,000. This increase was due to the payment made in 2012 to Antibes. On December 17, 2012, the Company entered into the Consulting Agreement with Antibes to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Antibes payment was amortized from December 2012 through July 2013.

The stock options that were awarded in 2011 charged to marketing were fully vested in September 2013. Therefore, in 2012 there was a full year of option compensation charged of approximately $528,000 versus approximately $328,000 in 2013. See Note 2 in the Notes to the Consolidated Financial Statements for additional discussion of stock options.

4.	Interest expense in 2012 was approximately $40,000 versus approximately $763,000 in 2013. This increase is due to the RMB Facility that was entered into on December 10, 2012. The cash interest paid to RMB in 2012 was approximately $1,700 versus approximately $109,000 in 2013. In addition, there was a $244,000 cash financing fee that was paid to RMB in December 2012 along with warrants issued to RMB with a value of approximately $1,064,000. These amounts are being amortized over the life of the loan which resulted in an interest expense of approximately $37,000 in 2012 versus $654,000 in 2013.
5.	The change in the Revaluation of Warrant Liability from approximately $2,500,000 in 2012 versus approximately $1,432,000 in 2013. See Note 3 in the Notes to the Consolidated Financial Statements for additional discussion and valuation of the warrant liability.

Liquidity and Capital Resources

As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement), we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $6,183,000 as of December 31, 2013. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

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

The Company is allowed to submit a draw down request once a month in accordance with the amounts set out in the agreed upon Corporate budget and Newsboy work program unless otherwise agreed upon between the Company and RMB. The draw down request cannot be for an amount greater than the agreed upon Corporate and Newsboy budgets. Once the draw down request is submitted, RMB has up to five business days to fund the request. As stated in the Facility, once the draw down request is presented to RMB they are obligated to provide the requested funds without discretion assuming no default has occurred and the draw down request complies with the requirements of the Facility. As of the date of this filing all draw down requests that have been presented by the Company to RMB have been properly funded. However, if the Company is in default or a material adverse effect has occurred which will prevent the Company from developing or operating the projects in accordance with the Corporate and Newsboy budgets then RMB has the option of not fulfilling the funding request. The Company is considered to be in default of the Facility if all or any material part of the Newsboy Project is abandoned. If there is an Event of Default (as defined in Section 11.1 of the Facility Agreement) RMB may also cancel the commitment. In addition, a material adverse effect is defined as a material adverse effect on: (i) any transaction party’s inability to perform any of its obligations under any transaction document; (ii) the rights of the finance parties under, or enforceability of, a transaction document, (iii) the value of the Secured property, or (iv) the assets, business or operations of any transaction party (including a project and the project assets relating to that project). Accordingly, RMB is able to exercise discretion in connection with any draw down requests under certain circumstances.

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet. Phase 4 drilling of 86 shallow holes was completed in December 2013 however analysis of the drill data is under review. Phase 5 with an additional 24 deep holes may begin in early 2014. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. As of December 31, 2013 we have operating cash of approximately $207,000 and have received funds from RMB of approximately $2,600,000 comprised of:

1.	A first draw down on December 11, 2012 for approximately $428,000 which was used to pay legal fees related to the closing of the RMB Facility of approximately $87,000 and the remaining arrangement fee of $244,000 due to RMB (the arrangement fee was 7% of the Facility for a total of $294,000, however, the Company paid RMB $50,000 in May 2012 to be applied to the total arrangement fee leaving a balance due at closing of $244,000), therefore the Company received net cash from the first draw down of approximately $97,000.
2.	A second draw down on January 30, 2013 for approximately $317,000.
3.	A third draw down on March 6, 2013 for approximately $242,000.
4.	A fourth draw down on April 2, 2013 for approximately $337,000.
5.	A fifth draw down on June 11, 2013 for approximately $400,000.
6.	A sixth draw down on September 18, 2013 for approximately $150,000.
7.	A seventh draw down on October 25, 2013 for approximately $50,000.
8.	An eighth draw down on November 15, 2013 for approximately $150,000.
9.	A ninth draw down on December 20, 2013 for approximately $526,000.

This leaves a balance to be received of approximately $1,600,000.

Milestones completed during 2013 included compilation of all relevant paper data into an electronic format, estimation of resources by an independent engineering firm using historic data and that collected by the Company in 2012 and 2013, perfection of land issues, staking 160 new lode mining claims and continuation of internal economic studies of the Newsboy Project.

The Company does not intend to utilize the full Facility amount from RMB and will need to raise additional funds to pay off the Facility amount when due, December 10, 2014. Since September 30, 2011, the Company has received gross equity proceeds of approximately $5,300,000 and plans to continue to raise funds through private placements. Additionally, we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

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

On June 21, 2013, the Company completed the June 2013 Private Placement where we sold an aggregate of 100,000 units with gross proceeds to the Company of $25,000 to an accredited investor pursuant to a subscription agreement. The proceeds from this offering will be used primarily for general corporate purposes. See Note 2 in the Notes to Consolidated Financial Statements for additional details concerning the June 2013 Private Placement.

On August 15, 2013, the Company completed the August 2013 Private Placement where we sold an aggregate of 200,000 units with gross proceeds to the Company of $50,000 to an accredited investor pursuant to a subscription agreement. The proceeds from this offering will be used primarily for general corporate purposes.

On October 9, 2013, the Company completed the October 2013 Private Placement where we sold an aggregate of 40,000 units with gross proceeds to the Company of $10,000 to an accredited investor pursuant to a subscription agreement. The proceeds from this offering will be used primarily for general corporate purposes.

We have estimated minimum monthly general corporate expenses of $50,000 to $70,000. The level of spending on the Newsboy Project is dependent on final results from an independent resource study, economic conditions and the price of gold. We believe the financing discussed above will allow us to enhance the Newsboy project as well as position us to obtain additional financing as needed. However we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

In addition to the continued exploration and commitments scheduled for the Newsboy and Bullfrog Projects, the Company must spend no less than $850,000 for the benefit of the Klondike Project to keep that option in good standing per the following schedule of work commitments:

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

As previously stated, the Company has obtained funding from RMB for certain agreed corporate expenses and Newsboy Project expenses. However, additional expenses will require funding for the entirety of the amount that we spend in 2014. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Our current business plan for the next 18 months calls for approximately $800,000 to explore the Bullfrog Project and approximately $500,000 to explore the Klondike Project. We are required to raise additional funds to start work on these projects as all current financing is restricted to the Newsboy Project and corporate expenses.

We have no revenues and do not expect to have revenues in 2014. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB. To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Newsboy Project and Bullfrog Project as part of the Facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2013, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2013, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 1992 and determined that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

The Company has hired a consultant to review complex accounting transactions, this has removed the material weakness that was previously reported.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 31, 2013, and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	72	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	62	Chairman

David Beling

Mr. Beling, was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 27, 2011. Mr. Beling has been a management consultant with D C Beling & Associates, LLC since January 1, 2011 and was Executive Vice President and Chief Operating Officer of Geovic Mining Corp. (TSXV) from January 1, 2004 through December 31, 2010. Mr. Beling has served as a member of the board of directors of NioCorp Developments Ltd., formerly Quantum Rare Earths Dev. Corp (TSXV) since June 6, 2011 and Animas Resources Ltd.(TSXV) since June 5, 2012 . Mr. Beling was a member of the Boards of Directors of Coyote Resources, Inc. (OTCBB) from March 17, 2011 until September 2011, Romarco Minerals, Inc. (TSX) until September 2009 and Rare Element Resources (TSXV) until March 2008. Mr. Beling was the President and COO of AZCO Mining Inc. (TSXV: AMEX) from 1992 through 1996 and the Senior Vice President of Hycroft Resources & Dev. Inc. (VSX) from 1987 until 1992. He previously worked for several major US and junior Canadian mining companies. Mr. Beling was chosen as a director of the Company based on his extensiveprofessional, management and executive experience in the mining industry, particularly with the evaluation, development and production of several precious metal projects.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2013 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Code of Ethics

We have adopted a code of ethics, which is available at our website or upon request to management.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2013, but did take action by unanimous written consent in lieu of meetings on several occasions.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013	$200,000	--	--	$19,756	--	--	--	$219,756
	2012	$200,000	--	$148,000	--	--	--	--	$348,000

* Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards At Year End December 31, 2013

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)

David Beling	1,250,000	--	$0.40	09/30/2021	--
David Beling	250,000	--	$0.15	12/23/2024	--

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

On December 23, 2013, our board approved issuing options to three individuals to purchase 400,000 shares our common stock at an exercise price of $0.15 per share, of which 250,000 options were issued to Mr. Beling.

Employment Agreements

On September 30, 2011, we entered into an employment agreement with David Beling pursuant to which Mr. Beling would serve as our President and Chief Executive Officer for a period of two years (with an automatic one year extension each anniversary date) in consideration for an annual salary of $200,000 and options to purchase an aggregate of 1,250,000 shares of the Company’s common stock at a strike price of $0.40 per share. As of September 30, 2013 the options are fully vested.

Mr. Beling received a signing bonus of $16,667 in 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of February 21, 2014 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Bullfrog Gold Corp, 897 Quail Run Drive, Grand Junction, CO 81505. Shares of common stock subject to options, warrants, conversion rights or other rights currently exercisable or exercisable within 60 days of February 21, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The percentage ownership shown in such table is based upon the 44,991,045 shares that were issued and outstanding on February 21, 2014.

Name and Address	Shares Owned	Percentage

David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	4,100,000	8.8
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	2,308,859	5.0
Barry Honig (3) 4400 Biscayne Blvd #850 Miami, FL 33137	3,709,724	8.2
Lindsay Capital Corp. (4) 802 Grand Pavillion Commercial Centre West Bay Road Grand Cayman, Cayman Islands KY1-1204	3,152,810	6.9
Alpha Capital Anstalt (5) Pradafant 7 9490 Furstentums Vaduz, Liechtenstein	2,500,000	5.6

All executive officers and directors as a group (2 persons) (1) (2)	6,408,859	13.4

52

(1)

Includes the following:

•         2,200,000 shares held by the Beling Family Trust of which David Beling has voting and dispositive power

•         400,000 shares held by David Beling

•         options to purchase 1,250,000 shares of common stock at $.40 per share

•         options to purchase 250,000 shares of common stock at $.15 per share

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

Without the 4.99% limitation total shares owned after exercise of 100,000 warrants would be 3,950,000 or 8.7%.

(2)	Represents 1,108,859 shares of common stock, including 151,874 shares of common stock held by Mr. Lindsay’s wife. Includes options to purchase 1,200,000 shares of common stock exercisable at $0.40 per share which are exercisable within 60 days.
(3)

Includes the following:

•         1,147,225 shares owned by Barry Honig

•         50,000 shares of common stock held by GRQ Consultants, Inc. (“GRQ”)

•         2,262,499 shares of common stock held by GRQ Consultants, Inc. 401k Plan (“GRQ 401k Plan”)

•         250,000 shares of common stock held by GRQ Consultants, Inc. Defined Benefit Plan (“GRQ Defined Benefit Plan”).

Excludes the following:

•         Warrants to purchase 187,500 shares of common stock at $0.40 per share and warrants to purchase 800,000 shares of common stock at $0.35 per share held by Mr. Honig.

•         Warrants to purchase 500,000 shares of common stock at $0.40 per share and warrants to purchase 804,600 shares of common stock at $0.35 per share held by GRQ 401k Plan.

•         Warrants to purchase 125,000 shares of common stock at $0.40 per share held by GRQ Defined Benefit Plan.

•         788,461 shares of common stock held in UTMA accounts of Mr. Honig’s children, over which accounts Mr. Honig has no voting or dispositive power.

•         Warrants to purchase 125,000 shares of common stock at $0.40 per share held in UTMA accounts of Mr. Honig’s children, over which accounts Mr. Honig has no voting or dispositive power.

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

Without the 4.99% limitation total shares owned after exercise of 2,417,100 warrants would be 6,126,824 or 13.6%.

(4)

Oliver Lindsay holds voting and dispositive power over shares held by Lindsay Capital Corp. Represents 2,552,810 shares of common stock and options to purchase 600,000 shares of the Company’s common stock exercisable at $0.40 per share.

Excludes warrants to purchase 356,375 shares of common stock at $0.40 per share and warrants to purchase 1,840,060 shares of common stock at $0.35 per share.

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

Without the 4.99% limitation total shares owned after exercise of 2,196,435 warrants would be 5,349,245 or 11.9% . Oliver Lindsay is the son of Alan Lindsay. Alan Lindsay is not affiliated with Lindsay Capital Corp

(5)

Kondrad Ackermann holds voting and dispositive power over shares held by Alpha Capital Anstalt . Excludes warrants to purchase 2,500,000 shares of the Company's common stock at $0.35 per share.

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

On December 23, 2013, the Board of Directors approved issuing options to three individuals to purchase 400,000 shares of our common stock at an exercise price of $0.15 per share, of which 250,000 options were issued to Mr. Beling.

Pursuant to Mr. Beling’s employment contract with the Company, the Company will reimburse Mr. Beling $600 per month for space used for the Company’s current principal executive office.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2013 and 2012, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $48,000 and $36,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, there was approximately $4,500 and $8,000, respectively billed for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15. EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements and supporting schedules.

(a)(3)	Exhibits:

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(2)	Amended and Restated Bylaws
10.1	(1)	Form of 2011 Subscription Agreement
10.2	(3)	Form of 2011 Registration Rights Agreement
10.3	(3)	Form of 2011 Warrant
10.4	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.6	(1)	Stock Purchase Agreement (Split-off)
10.7	(3)	Form of Directors and Officers Indemnification Agreement
10.8	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.9	(3)	Form of 2011 Incentive Stock Option Agreement
10.10	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.11	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.12	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.13	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.14	(1)	Promissory Note
10.15	(1)	Employment Agreement between the Company and Mr. David Beling
10.16	(1)	Consulting Agreement between the Company and Clive Bailey
10.17	(1)	Consulting Agreement between the Company and Robert Allender
10.18	(4)	Form of 2012 Subscription Agreement
10.19	(4)	Form of 2012 Registration Rights Agreement
10.20	(4)	Form of 2012 Warrant
10.21	(5)	Facility Agreement dated December 10, 2012
10.22	(5)	Security Agreement dated December 10, 2012 entered into by the Company
10.23	(5)	Security Agreement dated December 10, 2012 entered into by Standard Gold
10.24	(5)	Pledge Agreement dated December 10, 2012 entered into by the Company
10.25	(5)	Form of RMB Warrant
10.26	(6)	Consulting Agreement dated December 17, 2012 entered into by the Company and Antibes International Corp.
10.27	(8)	Consulting Agreement between the Company and Joe Wilkins
10.28	(9)	Form of February 2013 Registration Rights Agreement
14.1	(7)	Code of Ethics
16.1	(1)	Letter from Bernstein & Pinchuk
21	(2)	List of Subsidiaries
31	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins		XBRL Instance Document
101.sch		XBRL Taxonomy Schema Document
101.cal		XBRL Taxonomy Calculation Document
101.def		XBRL Taxonomy Linkbase Document
101.lab		XBRL Taxonomy Label Linkbase Document
101.pre		XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to the Form S-1/A, filed with the SEC on December 18, 2012
(2)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2011
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on October 6, 2011
(4)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 20, 2012
(5)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 12, 2012
(6)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 17, 2012
(7)	Incorporated by reference to the Annual Report on Form 10-K, filed with the SEC on February 27, 2012
(8)	Incorporated by reference to the Form S-1/A, filed with the SEC on March 27, 2013
(9)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 4, 2013

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2014	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	February 24, 2014
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	February 24, 2014
ALAN LINDSAY

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bullfrog Gold Corp.

Grand Junction, CO

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiary ("the Company") (an exploration stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2013 and 2012, and for the cumulative period from January 12, 2010 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullfrog Gold Corp. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, and for the cumulative period from January 12, 2010 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $6,182,780 and a working capital deficit of $1,931,667 at December 31, 2013. Additionally, net cash used in operating activities was $2,142,768 for the year ended December 31, 2013, and the Company has experienced recurring losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

February 24, 2014

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

Assets	12/31/13	12/31/12

Current assets
Cash	$207,332	$103,233
Restricted cash	500,000	—
Deposits	24,854	13,344
Prepaid expenses	22,311	478,804
Total current assets	754,497	595,381

Other assets
Restricted cash	—	500,000
Mineral properties	1,680,700	1,200,700
Deferred financing fees	616,888	1,270,684
Total other assets	2,297,588	2,971,384

Total assets	$3,052,085	$3,566,765

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$75,972	$84,915
Note payable	2,600,000	—
Other liabilities	10,192	8,462
Total current liabilities	2,686,164	93,377

Warrant liability	300,620	1,447,905
Note payable	—	428,148

Total liabilities	2,986,784	1,969,430

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series A 3,000,000 issued and outstanding as of 12/31/12, none at 12/31/13	—	300
Series B 400,000 issued and 2,004,600 issued and outstanding as of 12/31/13 and 12/31/12, respectively	40	200
Common stock, 200,000,000 shares authorized, $ .0001 par value; 44,991,045 shares and 37,766,385 shares issued and outstanding as of 12/31/13 and 12/31/12, respectively	4,499	3,777
Additional paid in capital	6,243,542	5,231,233
Deficit accumulated during the exploration stage	(6,182,780)	(3,638,175)

Total stockholders' equity (deficit)	65,301	1,597,335

Total liabilities and stockholders' equity (deficit)	$3,052,085	$3,566,765

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012, and the Period from January 12, 2010 (Inception) through December 31, 2013

			Inception
			(January 12, 2010)
	Year Ended		through
	12/31/13	12/31/12	12/31/13

Revenue	$—	$—	$—

Operating expenses
General and administrative	971,138	1,589,502	3,188,520
Exploration costs	865,474	967,323	1,971,193
Marketing	1,370,255	1,271,551	3,016,659

Total operating expenses	3,206,867	3,828,376	8,176,372

Net operating loss	(3,206,867)	(3,828,376)	(8,176,372)

Other income (loss)	(6,845)	—	21,654
Interest expense	(762,737)	(39,771)	(831,807)
Revaluation of warrant liability	1,431,844	2,498,597	2,803,745

Net loss	$(2,544,605)	$(1,369,550)	$(6,182,780)

Weighted average common shares outstanding – basic and diluted	42,666,302	30,463,966

Loss per common share – basic and diluted	$(0.06)	$(0.04)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from January 12, 2010 (inception) through December 31, 2013

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)

Balance, January 12, 2010 (Inception)	—	$—	—	$—	$—	$—	$—

Acquisition of mineral property, January 2010			923,077	92	208	—	300
Issuance of Common stock for cash, March 2010			5,538,461	554	1,246	—	1,800
Issuance of Common stock for cash, July 2010			1,538,462	154	346	—	500
Issuance of Common stock for cash, August 2010			678,523	68	153	—	221
Net loss for the period January 12, 2010 (Inception) through December 31, 2010	—	—	—	—		(40,548)	(40,548)

Balance, December 31, 2010	—	—	8,678,523	868	1,953	(40,548)	(37,727)

Issuance of Common stock for cash, July and August 2011			1,678,612	168	377		545
Issuance of Common stock for mineral claim purchase option, August 2011			4,000,000	400	—		400
Effect of reverse merger recapitalization, September 30, 2011	711,539	71	10,288,461	1,029	(215,846)		(214,746)
Issuance of stock and warrants in private placement, September 2011	3,875,000	388	5,252,250	525	2,414,758		2,415,671
Additional shareholder contribution, October 2011					51,364		51,364
Stock-based compensation					392,189		392,189
Net loss for the year ended December 31, 2011						(2,228,077)	(2,228,077)

Balance, December 31, 2011	4,586,539	459	29,897,846	2,990	2,644,795	(2,268,625)	379,619

Stock-based compensation					876,351		876,351
Issuance of Common stock for services, April 2012			31,000	3	23,247		23,250
Issuance of Common stock for services, May 2012			25,000	2	16,998		17,000
Issuance of Common stock for services, June 2012			100,000	10	52,990		53,000
Issuance of Common stock for services, July 2012			100,000	10	58,990		59,000
Issuance of Common stock per note payable agreement, October 2012			50,000	5	11,495		11,500
Reclassification of warrant from liability to additional paid in capital, October 2012					73,551		73,551
Issuance of Common stock per note payable agreement, November 2012			100,000	10	37,990		38,000
Conversion of preferred to common stock, November 2012	(1,586,539)	(159)	1,586,539	159			—
Issuance of stock and warrants in private placement, November 2012	2,004,600	200	3,376,000	338	(538)		—
Issuance of stock and warrants in private placement, December 2012			2,000,000	200	186,822		187,022
Issuance of common stock to company employees, December 2012			500,000	50	184,950		185,000
Issuance of warrants in debt facility agreement, December 2012					1,063,592		1,063,592
Net loss for the year ended December 31, 2012						(1,369,550)	(1,369,550)

Balance, December 31, 2012	5,004,600	$500	37,766,385	$3,777	$5,231,233	$(3,638,175)	$1,597,335

Stock-based compensation					575,270		575,270
Issuance of Common stock for services, January 2013			400,000	40	159,960		160,000
Conversion of preferred to common stock, January 2013	(2,312,500)	(231)	2,312,500	231			—
Issuance of stock and warrants in private placement, February 2013			1,800,060	180	179,045		179,225
Issuance of stock and warrants in private placement, June 2013			100,000	10	19,319		19,329
Issuance of stock and warrants for lease payment, June 2013			80,000	8	26,837		26,845
Conversion of preferred to common stock, July 2013	(1,604,600)	(160)	1,604,600	160			—
Issuance of stock and warrants in private placement, August 2013			200,000	20	49,980		50,000
Issuance of stock and warrants in private placement, October 2013			40,000	4	9,996		10,000
Conversion of preferred to common stock, November 2013	(687,500)	(69)	687,500	69			—
Reclassification to warrant liability due to modification of warrants, December 2013					(8,098)		(8,098)
Net loss for the year ended December 31, 2013						(2,544,605)	(2,544,605)

Balance, December 31, 2013	400,000	$40	44,991,045	$4,499	$6,243,542	$(6,182,780)	$65,301

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012, and the Period from January 12, 2010 (Inception) through December 31, 2013

			Inception
			(January 12, 2010)
	Year ended		through
	12/31/13	12/31/12	12/31/13

Cash flows from operating activities
Net loss	$(2,544,605)	$(1,369,550)	$(6,182,780)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on other transactions	6,845	—	(21,654)
Revaluation of warrant liability	(1,431,844)	(2,498,597)	(2,803,745)
Stock-based compensation	575,270	876,351	1,843,810
Stock issued for services	160,000	221,250	381,250
Stock issued for financing fee on note payable	—	49,500	49,500
Stock issued to employees	—	185,000	185,000
Amortization of deferred financing fees	653,796	36,908	690,704
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	—	—	48,637
Deposits	(11,510)	137,781	26,510
Prepaid expenses	456,493	(432,185)	(22,311)
Accounts payable	(8,943)	23,621	75,972
Other liabilities	1,730	(2,199)	(3,191)
Accrued interest	—	1,150	29,649

Net cash used in operating activities	(2,142,768)	(2,770,970)	(5,702,649)

Cash flows from investing activities
Acquisition of mineral properties	(460,000)	(400,000)	(1,010,000)
Increase in restricted cash	—	(500,000)	(500,000)

Net cash used in investing activities	(460,000)	(900,000)	(1,510,000)

Cash flows from financing activities
Proceeds from sales of common stock	—	—	3,066
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	535,015	1,575,000	4,820,015
Proceeds from notes payable	2,171,852	628,148	2,870,900
Payment of deferred financing fees	—	(244,000)	(244,000)
Repayment of notes payable	—	—	(30,000)

Net cash provided by financing activities	2,706,867	1,959,148	7,419,981

Net increase (decrease) in cash	104,099	(1,711,822)	207,332

Cash, beginning of period	103,233	1,815,055	—

Cash, end of period	$207,332	$103,233	$207,332

Supplemental disclosure of cash flow information
Cash paid during year for interest	$108,941	$1,713
Supplemental disclosure of non-cash financing and investing activities
Stock issued for mineral property rights	$20,000
Conversion of note payable and accrued interest to common stock, preferred stock and warrants in private placement		$201,150

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $6,183,000 as of December 31, 2013. Additionally, the Company had a negative working capital of approximately $1,932,000 at December 31, 2013. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

The Company has no revenues and does not expect to have revenues in 2014. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB Australia Holdings Limited (“RMB”). To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Newsboy Project and Bullfrog Project as part of the Facility.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2013, the Company’s cash balance was approximately $207,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

Restricted Cash

Restricted cash is excluded from other cash. Restricted cash is maintained in connection with requirements in the RMB Facility. Additionally, a minimum balance of $500,000 is required as part of the RMB Facility.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the years ended December 31, 2013 and 2012, the Company incurred exploration costs of approximately $865,000 and $967,000, respectively. Costs of property acquisitions are being capitalized.

Deferred Financing Fees

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method. Amortization of deferred financing fees included in interest expense in 2013 and 2012 was approximately $654,000 and $37,000, respectively, during the years ended December 31, 2013 and 2012.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of December 31, 2013 and 2012. See Note 3.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and other liabilities. The warrant liability, a long-term liability, is already recorded at fair value. The fair value of the Company’s note payable is not practicable to calculate due to the unique terms of the note.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2013 or 2012. The periods ended December 31, 2013, 2012 and 2011 are open to examination by taxing authorities.

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

Net Loss per Common Share

Net losses were reported during the year’s ended December 31, 2013 and 2012. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	12/31/13	12/31/12
Stock options	4,460,000	4,060,000
Warrants	21,392,285	19,124,225
Preferred stock	400,000	5,004,600

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

The Company entered into registration rights agreements with the February 2013 Investors, pursuant to which the Company agreed to file a “resale” registration statement with the SEC covering all shares of the Common Stock sold in the Offering and underlying any February 2013 Warrants, as well as Common Stock underlying the warrants issued to the placement agent(s) on or prior to April 4, 2013 (the “February 2013 Filing Date”). The Company agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company agreed to use its reasonable best efforts to have the registration statement declared effective within 60 days (the “Effectiveness Deadline”). The Company and holders of the majority of Registerable Securities (as defined in the February 2013 Registration Rights Agreement) agreed to amend the definition of “February 2013 Filing Date”, as such term is defined in the February 2013 Registration Rights Agreement, such that “February 2013 Filing Date” shall mean the date that is 30 days after the Form S-1 filed September 24, 2012 (the “Registration Statement”) and subsequent amendments has been declared effective. On May 29, 2013, the Company withdrew the Registration Statement filed with the SEC pertaining to the February 2013 Private Placement. At the time of this filing the units from the February 2013 Private Placement are Rule 144 eligible and therefore are no longer considered registerable securities. Accordingly, the Company has determined there is no longer an obligation to file a registration statement for the February 2013 Private Placement units at this time.

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

August 2013 Private Placement

On August 15, 2013, the Company sold an aggregate of 200,000 August 2013 Units with gross proceeds to the Company of $50,000 to the August 2013 Investor pursuant to the August 2013 Subscription Agreement. The proceeds from this offering will be used primarily for general corporate expenses. Each August 2013 Unit was sold for a purchase price of $0.25 per August 2013 Unit and consisted of: (i) one share of the Company’s Common Stock and (ii) a three-year August 2013 Warrant to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act. On December 2, 2013 the August 2013 Subscription Agreement and Warrant were amended to be consistent with the February 2013 Private Placement. This resulted in price protection provisions that will expire two years after the closing date for the shares and three years after the closing date for the Warrants.

October 2013 Private Placement

On October 9, 2013, the Company sold an aggregate of 40,000 October 2013 Units with gross proceeds to the Company of $10,000 to the October 2013 Investor pursuant to the October 2013 Subscription Agreement. The proceeds from this offering will be used primarily for general corporate expenses. Each October 2013 Unit was sold for a purchase price of $0.25 per October 2013 Unit and consisted of: (i) one share of the Company’s Common Stock and (ii) a three-year October 2013 Warrant to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.35 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act since no general solicitation or advertising was conducted by us in connection with the offering of any of the shares, all shares purchased in the offering were restricted in accordance with Rule 144 of the Securities Act and each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act. On December 2, 2013 the August 2013 Subscription Agreement and Warrant were amended to be consistent with the February 2013 Private Placement. This resulted in price protection provisions that will expire two years after the closing date for the shares and three years after the closing date for the Warrants.

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

As of December 31, 2013 all issued shares of Series A Preferred Stock has been converted into common stock.

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

As of December 31, 2013 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock remaining.

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

There were a total of 4,060,000 options granted in September 2011 (the “September 2011 Options”), these options issued are nonqualified stock options as amended on December 19, 2011. The modification to the option agreements increased the vesting period for only certain option agreements from one year to two years. The incremental cost associated with the differential in fair value at the modification date was not material. As of September 30, 2013 the option agreements are fully vested and all compensation expense related to these stock options has been recognized.

A summary of the September 2011 Options is presented below:

September 2011 Options	Options	Strike Price	Term
Officer	1,250,000	$0.40	10 years	(1)
Officer	200,000	$0.40	10 years
Consultant	50,000	$0.40	10 years
Consultant	160,000	$0.40	10 years
Consultant	600,000	$0.40	10 years
Consultant	600,000	$0.40	10 years
Director	1,200,000	$0.40	10 years	(2)
TOTAL	4,060,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.
(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

There were a total of 400,000 options granted in December 2013 (the “December 2013 Options”), these options issued are nonqualified stock options and were 100% vested on grant date. The December 2013 Options were issued in lieu of a year end cash bonus for work performed during 2013 and all compensation expense related to these stock options has been recognized.

A summary of the December 2013 Options is presented below:

December 2013 Options	Options	Strike Price	Term
Officer	250,000	$0.15	10 years	(1)
Officer	100,000	$0.15	10 years
Consultant	50,000	$0.15	10 years
TOTAL	400,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.

The Black Scholes option pricing model was used to estimate the fair value of $31,610 of the December 2013 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
400,000	$0.15	5 years	69.3%	1.68%	$31,610

A summary of the stock options as of December 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	4,060,000	$0.40	9.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2012	4,060,000	$0.40	8.75	-
Granted	400,000	0.15	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2013	4,460,000	$0.38	7.95	-
Options exercisable at December 31, 2013	4,460,000	$0.38	7.95	-
Options vested at December 31, 2013	4,460,000			-

The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the reporting period and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.14 closing stock price of the common stock on December 31, 2013. There were no options in-the-money on December 31, 2013 and therefore no intrinsic value.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

In applying current accounting standards to the financial instruments issued in the 2011 Private Placement, 2012 Private Placement, February 2013 Private Placement, June 2013 Private Placement, August 2013 Private Placement and October 2013 Private Placement, the Company first considered the classification of the Series A and Series B Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series A and Series B Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A and Series B Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A or Series B Preferred Stock, it is classified as a component of stockholders’ equity.

The warrants were also evaluated for purposes of classification. The warrants issued contain a feature that is not consistent with the concept of stockholders’ equity. The exercise price of the warrants is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices. The 2011 Private Placement warrants were subject to price adjustment until October 1, 2012, therefore the 2011 Private Placement warrants have been reclassified to stockholders’ equity as of October 1, 2012. The 2012 Private Placement and February 2013 Private Placement warrants price adjustment expires four years after the date of issuance, and the June 2013 Private Placement warrants price adjustment expires three years after the date of issuance. The August 2013 Private Placement and October 2013 Private Placement warrants were amended on December 2, 2013 and allows for a price adjustment that expires three years after the date of original issuance. Current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, all warrants with price adjustment features require classification in liability as derivative warrants. Derivative warrants are carried initially at fair value (up to the value of cash received) and subsequently at fair value with changes in fair value reflected in income.

	Closing date of private placement
	09/30/11	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2011	$2,361,925	$—	$—	$—	$—	$—	$—	$2,361,925
Issuance of derivative warrants in private placement	—	1,345,150	312,978	—	—	—	—	1,658,128
Exercise or expiration	—	—	—	—	—	—	—	—
Change in fair value of warrant liability	(2,288,374)	(282,499)	72,276	—	—	—	—	(2,498,597)
Reclassification of warrant from liability to equity	(73,551)	—	—	—	—	—	—	(73,551)
Ending balance at December 31, 2012	—	1,062,651	385,254	—	—	—	—	1,447,905
Issuance of derivative warrants in private placement	—	—	—	270,790	5,671	—	—	276,461
Exercise or expiration	—	—	—	—	—	—	—	—
Reclassification of warrant from equity to liability	—	—	—	—	—	6,714	1,384	8,098
Change in fair value of warrant liability	—	(893,050)	(323,458)	(210,654)	(3,373)	(1,121)	(188)	(1,431,844)
Ending balance at December 31, 2013	$—	$169,601	$61,796	$60,136	$2,298	$5,593	$1,196	$300,620

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	11/19/12	12/17/12	12/31/12	12/31/13
Fair market value of common stock	$0.46	$0.32	$0.37	$0.14
Exercise price	$0.35	$0.35	$0.35	$0.35
Term (1)	4 Years	4 Years	(4)	(5)
Volatility range (2)	68.7%	68.6%	68.3%	(6)
Risk-free rate (3)	0.33%	0.37%	0.36%	0.78%

February 2013 Private Placement	2/4/13	12/31/13
Fair market value of common stock	$0.32	$0.14
Exercise price	$0.35	$0.35
Term (1)	4 Years	3.11 Years
Volatility range (2)	63.9%	69.2%
Risk-free rate (3)	0.37%	0.78%

June 2013 Private Placement	6/21/13	12/31/13
Fair market value of common stock	$0.20	$0.14
Exercise price	$0.35	$0.35
Term (1)	3 Years	2.48 Years
Volatility range (2)	65.7%	71.1%
Risk-free rate (3)	0.70%	0.78%

August 2013 Private Placement	8/15/13	12/2/13 (7)	12/31/13
Fair market value of common stock	$0.22	$0.15	$0.14
Exercise price	$0.35	$0.35	$0.35
Term (1)	3 Years	2.71 Years	2.63 Years
Volatility range (2)	68.0%	70.7%	70.5%
Risk-free rate (3)	0.70%	0.59%	0.78%

October 2013 Private Placement	10/9/13	12/2/13 (7)	12/31/13
Fair market value of common stock	$0.18	$0.15	$0.14
Exercise price	$0.35	$0.35	$0.35
Term (1)	3 Years	2.86 Years	2.78 Years
Volatility range (2)	69.0%	69.9%	70.4%
Risk-free rate (3)	0.70%	0.59%	0.78%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 3.88 years, and the December 17, 2012 closing date was 3.96 years.
(5)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.88 years, and the December 17, 2012 closing date was 2.96 years.
(6)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 69.7%, and the December 17, 2012 closing date was 69.2%.
(7)	Reclassification due to warrant modification.

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

NOTE 4 – NOTE PAYABLE

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. A total arrangement fee of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down. The Facility funds will be available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which is December 10, 2014. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. Total cash received from RMB as of December 31, 2013 was $2,600,000 with a remaining Facility balance of $1,600,000.

Collateral on the loan are the Bullfrog Project and Newsboy Project. The carrying value of the projects at December 31, 2013 was $1,600,700.

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

The fair value of the warrants were calculated to be $1,063,592 and are classified as deferred financing fees that will be amortized for 24 months from the Closing Date of the RMB Facility. There was a total deferred financing fee amortization expense of approximately $654,000 and $37,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 - COMMITMENTS

Newsboy Project

On September 28, 2011, Standard Gold and Southwest Exploration, Inc (“Southwest”) entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims in consideration for $3,425,000, of which $500,000 was previously paid by a third party. The balance due to Southwest on September 30, 2011 of $2,925,000 of which a total of $950,000 has been paid as of December 31, 2013. The remaining payments are payable on the following schedule:

Newsboy Project - Payment Date	Payment Amount
July 1, 2014	$250,000
January 1, 2015	$300,000
July 1, 2015	$300,000
January 1, 2016	$350,000
July 1, 2016	$350,000
January 1, 2017	$425,000

Upon the full payment of the balance of $1,975,000, the option will be considered automatically exercised and the Company will have earned a 100% interest in and to the Newsboy Project property free and clear of all liens and encumbrances. Notwithstanding the foregoing, the Company is obligated to pay a Net Smelter Royalty payment equal to two percent (2%) of the proceeds from the sale or other disposition from any purchaser of any mineral derived from the ore mined from the Newsboy Project property. To retain the property, the Company must also pay the annual claim maintenance fees and file a Notice of Intent to Hold with the Bureau of Land Management and Maricopa County. The Company must also make annual payments for the lands leased from the State of Arizona. Should the Company choose not to maintain the working right and option to the property, the Company can forego future payments to Southwest without penalty. A total of $500,000 was paid to Southwest as part of the option to purchase agreement by third parties, which converted into an aggregate of 1,250,000 Units in the 2011 Private Placement. These payments have been recorded as increases to mineral property on the balance sheet.

Klondike Project

On June 11, 2012, the Company entered into an option agreement with Arden Larson to purchase a 100% interest in the Klondike Project (“Klondike”) that included 64 unpatented mining claims, to which the Company staked an additional 168 claims. Klondike is located in the Alpha Mining District about 40 miles north of Eureka, Nevada.

The amount due to Mr. Larson of $575,000 of which $80,000 has been paid as of December 31, 2013. The remaining payments are pyable on the following schedule:

Klondike Project - Payment Date	Payment Amount
June 11, 2014	$35,000
June 11, 2015	$40,000
June 11, 2016	$45,000
June 11, 2017	$50,000
June 11, 2018	$55,000
June 11, 2019	$60,000
June 11, 2020	$65,000
June 11, 2021	$70,000
June 11, 2022	$75,000

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

NOTE 6 – INCOME TAXES

The effective income tax rate for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012
Federal statutory income tax rate	(35.0%)	(35.0%)
Other	0.00%	0.57%
Permanent differences	25.40%	0.02%
Increase in valuation allowance	9.60%	34.41%
Net income tax provision (benefit)	-	-

The components of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Federal and state net operating loss carryovers	$1,599,061	$1,118,955
Mineral Property	182,941	119,639
Stock compensation	645,334	443,989
Accrued vacation	3,567	2,962
Deferred tax asset	$2,430,903	$1,685,545
Deferred tax liabilities:
Warrant liability	$(981,311)	$(480,165)
Total deferred liabilities	(981,311)	(480,165)

Net deferred tax asset	1,449,592	1,205,380
Less: valuation allowance	(1,449,592)	(1,205,380)

Deferred tax asset	$-0-	$-0-

The Company has approximately a $4,568,747 net operating loss carryover as of December 31, 2013. The net operating loss may offset against taxable income through the year ended December 31, 2033. A portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2013, as the likelihood of the realization of the tax benefits cannot be determined. The valuation allowance increased by approximately $244,212 and $411,430 for the years ended December 31, 2013 and 2012, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 7 – SUBSEQUENT EVENTS

On January 31, 2014, the Company received $100,000 from RMB as part of the Facility Agreement.

