Form 10-Q
period 2014-03-31
Bullfrog Gold Corp.
filed 2014-04-29
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,991,045 shares of common stock, par value $0.0001, were outstanding on April 25, 2014.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

Assets	3/31/14	12/31/13

Current assets
Cash	$197,755	$207,332
Restricted cash	500,000	500,000
Deposits	24,854	24,854
Prepaid expenses	14,874	22,311
Total current assets	737,483	754,497

Other assets
Mineral properties	1,680,700	1,680,700
Deferred financing fees	453,439	616,888
Total other assets	2,134,139	2,297,588

Total assets	$2,871,622	$3,052,085

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$22,932	$75,972
Note payable	2,900,000	2,600,000
Other liabilities	10,826	10,192
Total current liabilities	2,933,758	2,686,164

Warrant liability	120,095	300,620

Total liabilities	3,053,853	2,986,784

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series B 400,000 issued and outstanding as of 3/31/14 and 12/31/13	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 44,991,045 shares and outstanding as of 3/31/14 and 12/31/13	4,499	4,499
Additional paid in capital	6,243,542	6,243,542
Deficit accumulated during the exploration stage	(6,430,312)	(6,182,780)

Total stockholders' equity (deficit)	(182,231)	65,301

Total liabilities and stockholders' equity (deficit)	$2,871,622	$3,052,085

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013, and the Period from January 12, 2010 (Inception) through March 31, 2014

			Inception
			(January 12, 2010)
	Three Months Ended		through
	3/31/14	3/31/13	3/31/14

Revenue	$—	$—	$—

Operating expenses
General and administrative	145,012	329,083	3,333,532
Exploration costs	82,904	446,242	2,054,097
Marketing	2,796	694,665	3,019,455

Total operating expenses	230,712	1,469,990	8,407,084

Net operating loss	(230,712)	(1,469,990)	(8,407,084)

Other income	15,500	—	37,154
Interest expense	(212,845)	(175,712)	(1,044,652)
Revaluation of warrant liability	180,525	524,821	2,984,270

Net loss	$(247,532)	$(1,120,881)	$(6,430,312)

Weighted average common shares outstanding – basic and diluted	44,991,045	40,191,546

Loss per common share – basic and diluted	$(0.01)	$(0.03)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013, and the Period from January 12, 2010 (Inception) through March 31, 2014

			Inception
			(January 12, 2010)
	Three Months Ended		through
	3/31/14	3/31/13	3/31/14

Cash flows from operating activities
Net loss	$(247,532)	$(1,120,881)	$(6,430,312)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on other transactions	(15,500)	—	(37,154)
Revaluation of warrant liability	(180,525)	(524,821)	(2,984,270)
Stock-based compensation	—	181,220	1,843,810
Stock issued for services	—	160,000	381,250
Stock issued for financing fee on note payable	—	—	49,500
Stock issued to employees	—	—	185,000
Amortization of deferred financing fees	163,449	163,449	854,153
Change in operating assets and liabilities:
Receivable from pre-merger Bullfrog	—	—	48,637
Deposits	—	—	26,510
Prepaid expenses	7,437	6,043	(14,874)
Accounts payable	(37,540)	14,677	38,432
Other liabilities	634	809	(2,557)
Accrued interest	—	—	29,649

Net cash used in operating activities	(309,577)	(1,119,504)	(6,012,226)

Cash flows from investing activities
Acquisition of mineral properties	—	—	(1,010,000)
Increase in restricted cash	—	—	(500,000)

Net cash used in investing activities	—	—	(1,510,000)

Cash flows from financing activities
Proceeds from sales of common stock	—	—	3,066
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	—	450,015	4,820,015
Proceeds from notes payable	300,000	559,031	3,170,900
Payment of deferred financing fees	—	—	(244,000)
Repayment of notes payable	—	—	(30,000)

Net cash provided by financing activities	300,000	1,009,046	7,719,981

Net increase (decrease) in cash	(9,577)	(110,458)	197,755

Cash, beginning of period	207,332	603,233	—

Cash, end of period	$197,755	$492,775	$197,755

Supplemental disclosure of cash flow information
Cash paid during period for interest	$49,396	$12,263

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $6,430,000 as of March 31, 2014. Additionally, the Company had a negative working capital of approximately $2,196,000 at March 31, 2014. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

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

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2014, the Company’s cash balance was approximately $198,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2014 and 2013, the Company incurred exploration costs of approximately $83,000 and $446,000, respectively. Costs of property acquisitions are being capitalized.

Deferred Financing Fees

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method. Amortization of deferred financing fees included in interest expense during both of the three months ended March 31, 2014 and 2013 was approximately $163,000.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of March 31, 2014 and December 31, 2013. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2014 or December 31, 2013. The periods ended December 31, 2013, 2012 and 2011 are open to examination by taxing authorities.

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

Net Loss per Common Share

Net losses were reported during the three months ended March 31, 2014 and 2013. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	3/31/14	3/31/13
Stock options	4,460,000	4,060,000
Warrants	21,392,285	20,972,285
Preferred stock	400,000	2,692,100

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

As of March 31, 2014 all issued shares of Series A Preferred Stock has been converted into common stock.

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

As of March 31, 2014 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock remaining.

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

A summary of the December 2013 Options is presented below:

December 2013 Options	Options	Strike Price	Term
Officer	250,000	$0.15	10 years	(1)
Officer	100,000	$0.15	10 years
Consultant	50,000	$0.15	10 years
TOTAL	400,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.

The Black Scholes option pricing model was used to estimate the fair value of $31,610 of the December 2013 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
400,000	$0.15	5 years	69.3%	1.68%	$31,610

A summary of the stock options as of March 31, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,460,000	$0.38	7.95	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2014	4,460,000	$0.38	7.70	-
Options exercisable at March 31, 2014	4,460,000	$0.38	7.70	-
Options vested at March 31, 2014	4,460,000			-

The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the reporting period and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.09 closing stock price of the common stock on March 31, 2014. There were no options in-the-money on March 31, 2014 and therefore no intrinsic value.

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2013	$169,601	$61,796	$60,136	$2,298	$5,593	$1,196	$300,620
Issuance of derivative warrants in private placement	—	—	—	—	—	—	—
Exercise or expiration	—	—	—	—	—	—	—
Change in fair value of warrant liability	(101,568)	(36,849)	(36,320)	(1,413)	(3,620)	(755)	(180,525)
Ending balance at March 31, 2014	$68,033	$24,947	$23,816	$885	$1,973	$441	$120,095

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/2013	3/31/2014
Fair market value of common stock	$0.14	$0.09
Exercise price	$0.35	$0.35
Term (1)	(4)	(6)
Volatility range (2)	(5)	(7)
Risk-free rate (3)	0.78%	0.90%

February 2013 Private Placement	12/31/2013	3/31/2014
Fair market value of common stock	$0.14	$0.09
Exercise price	$0.35	$0.35
Term (1)	3.11 Years	2.86 Years
Volatility range (2)	69.20%	71.52%
Risk-free rate (3)	0.78%	0.90%

June 2013 Private Placement	12/31/2013	3/31/2014
Fair market value of common stock	$0.14	$0.09
Exercise price	$0.35	$0.35
Term (1)	2.48 Years	2.24 Years
Volatility range (2)	71.10%	72.06%
Risk-free rate (3)	0.78%	0.90%

August 2013 Private Placement	12/31/2013	3/31/2014
Fair market value of common stock	$0.14	$0.09
Exercise price	$0.35	$0.35
Term (1)	2.63 Years	2.38 Years
Volatility range (2)	70.50%	72.10%
Risk-free rate (3)	0.78%	0.90%

October 2013 Private Placement	12/31/2013	3/31/2014
Fair market value of common stock	$0.14	$0.09
Exercise price	$0.35	$0.35
Term (1)	2.78 Years	2.53 Years
Volatility range (2)	70.40%	72.36%
Risk-free rate (3)	0.78%	0.90%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.88 years, and the December 17, 2012 closing date was 2.96 years.
(5)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 69.7%, and the December 17, 2012 closing date was 69.2%.
(6)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.64 years, and the December 17, 2012 closing date was 2.72 years.
(7)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 73.3%, and the December 17, 2012 closing date was 72.7%.

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

NOTE 4 – NOTE PAYABLE

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. A total arrangement fee of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down. The Facility funds will be available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which is December 10, 2014. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. Total cash received from RMB as of March 31, 2014 was $2,900,000.

Collateral on the loan are the Bullfrog Project and Newsboy Project. The carrying value of the projects at March 31, 2014 was $1,600,700.

In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s Common Stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility.

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

NOTE 5 - COMMITMENTS

Newsboy Project

On September 28, 2011, Standard Gold and Southwest Exploration, Inc (“Southwest”) entered into an Option to Purchase and Royalty Agreement pursuant to which Southwest granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Newsboy Project property free and clear of all charges encumbrances and claims in consideration for $3,425,000. The unpaid balance due to Southwest on March 31, 2014 of $1,975,000 is payable on the following schedule:

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

The remaining amount due to Mr. Larson of the original price of $575,000 is payable on the following schedule:

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

NOTE 6 – SUBSEQUENT EVENTS

On April 25, 2014 (“Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) to issue an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The Note proceeds will be used to fund the Klondike Project located in Nevada and for general corporate purposes. The Company will pay an arrangement fee to NPX in an amount equal to 10% of the Note and issued 220,000 warrants to NPX to purchase one full share at a price of $0.35 within three years from the Closing Date. The Note principal and unpaid accrued interest will be due and payable 24 months from the Closing Date.

 During the term of the Note, NPX may elect by giving five days to convert their Note and any accrued but unpaid interest thereon, into shares of the Company’s common shares at a conversion price equal to $0.25 per common share. Additionally, for each common share purchased there will be a three year warrant to purchase hundred percent of the number of shares purchased at a per share exercise price of $0.35.

The foregoing is not a complete summary of the terms of the SPA, and is qualified in its entirety by reference to the complete text of the SPA, the Convertible Promissory Note and the Form of Warrant attached as Exhibits 10.1, 10.2, 10.3, respectively, to the Current Report on Form 8-K filed April 29, 2014, which are hereby incorporated by reference.

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

On March 31, 2014, we created a new wholly-owned subsidiary of the Company with the name of Rocky Mountain Minerals Corp. (“RMM”). RMM will be used to account for the exploration costs of Klondike.

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

PHASE 4:

Sixty-eight holes and 3,364 feet of drilling were completed in the Queen of Sheba exploration area and 18 holes and 864 feet of drilling were completed in the RUS exploration area during December 2013.

To date the Company has completed 160 holes in four phases of drilling during the period November 2011 through March 2014.

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

The Company also used Mr. Allender to evaluate acquisition of the Klondike Project and for developing its permit applications and drilling plans

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended
	3/31/14	3/31/13

Revenue	$—	$—

Operating expenses
General and administrative	145,012	329,083
Exploration costs	82,904	446,242
Marketing	2,796	694,665

Total operating expenses	230,712	1,469,990

Net operating loss	(230,712)	(1,469,990)

Other income	15,500	—
Interest expense	(212,845)	(175,712)
Revaluation of warrant liability	180,525	524,821

Net loss	$(247,532)	$(1,120,881)

We are still in the exploration stage and have no revenues to date.

During the three months ended March 31, 2014 we had a net loss of $247,532 compared to a net loss of $1,120,881 for the three months ended March 31, 2013. The decrease of $873,349 is due primarily to:

1.	The decrease of $184,000 in the general and administrative expenses is due to approximately $72,000 stock option compensation that was expensed in 2013 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued. There was also a decrease in professional fees of approximately $70,000. The expense in 2013 related to the 16 forms that were filed with SEC, such as 8K, S1 and 10Q amendments. Each of these forms increased our legal and filing fees.
2.	The drilling expense in 2013 was due to the phase 3 drilling program at the Newsboy Project. The majority of the phase 4 drilling program was completed by the end of December 2013, however there were still some consulting fees related to phase 4 incurred in 2014.
3.	Marketing expenses for the three months ended March 31, 2013 were approximately $695,000 versus $3,000 for the same period in 2014. On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Consulting Agreement was being amortized through July 2013.

4.	The Revaluation of Warrant Liability of $180,525 for the three months ended March 31, 2014 versus $524,821 for the same period in 2013 resulted in a decrease of $344,296. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

Liquidity and Capital Resources

As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement), we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $6,430,000 as of March 31, 2014. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

In addition, on December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility upon receiving the first draw down advanced under the Facility. A total of $294,000 was paid of which $50,000 was paid May 2012 and the balance upon receipt of the first draw down on December 11, 2012, which with the first drawdown advance of approximately $745,000 constituted approximately all of the available credit under the Facility at the time of the draw down. The Company will be required to complete additional work as described herein in order to receive additional advances under the Facility. The Facility was available until March 31, 2014 with the final repayment date due 24 months after the Closing Date. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility and was receiving funds from RMB as requested by the Company based on the agreed work program. The Company must deliver to RMB (i) financial reports no later than 90 days after the end of each financial year and 45 days after each quarter end, (ii) monthly reports no later than 21 days at the end of each month detailing the status of development of Newsboy, including actual to budget reconciliations,

(iii) any proposed changes to the Corporate and Newsboy budget, and (iv) a Proceeds Account (as defined in the Facility Agreement) report no later than 21 days after the end of each quarter summarizing deposits and withdrawals, the Company has provided the required reports to RMB as of the date of this filing.

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet. Phase 4 drilling of 86 shallow holes was completed in December 2013. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. As of March 31, 2014 we have operating cash of approximately $198,000 and have received funds from RMB of approximately $2,900,000. As per the Facility the RMB draw down period expired on March 31, 2014, therefore we will not submit any additional draw down requests to RMB.

The Company did not utilize the full Facility amount from RMB and will need to raise additional funds to pay off the Facility amount when due, December 10, 2014. Since September 30, 2011, the Company has received gross equity proceeds of approximately $5,300,000 and plans to continue to raise funds through private placements. Additionally, we still need financing to begin exploration efforts at the Bullfrog and Klondike projects.

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

As previously stated, the Company obtained funding from RMB for certain agreed corporate expenses and Newsboy Project expenses. However, additional expenses will require funding for the entirety of the amount that we spend in 2014. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Our current business plan for the next 18 months calls for approximately $800,000 to explore the Bullfrog Project and approximately $500,000 to explore the Klondike Project.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2014 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the three months ending March 31, 2014, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: April 29, 2014	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)