Form 10-Q
period 2014-06-30
Bullfrog Gold Corp.
filed 2014-07-24
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,991,045 shares of common stock, par value $0.0001, were outstanding on July 24, 2014.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

Assets	6/30/14	12/31/13

Current assets
Cash	$71,744	$207,332
Restricted cash	—	500,000
Deposits	11,182	24,854
Prepaid expenses	7,437	22,311
Total current assets	90,363	754,497

Other assets
Mineral properties	215,300	1,680,700
Deferred financing fees	310,156	616,888
Total other assets	525,456	2,297,588

Total assets	$615,819	$3,052,085

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$7,213	$75,972
Note payable	2,453,026	2,600,000
Other liabilities	53,277	10,192
Total current liabilities	2,513,516	2,686,164

Long term liabilities
Warrant liability	45,609	300,620
Note payable	220,000	—
Total liabilities	2,779,125	2,986,784

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value
Series B 400,000 issued and outstanding as of 6/30/14 and 12/31/13	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 44,991,045 shares issued and outstanding as of 6/30/14 and 12/31/13	4,499	4,499
Additional paid in capital	6,243,542	6,243,542
Accumulated deficit	(8,411,387)	(6,182,780)

Total stockholders' equity (deficit)	(2,163,306)	65,301

Total liabilities and stockholders' equity	$615,819	$3,052,085

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	127,034	296,907	272,046	651,937
Exploration costs	208,420	42,938	291,324	463,235
Marketing	1,398	486,746	4,194	1,181,410

Total operating expenses	336,852	826,591	567,564	2,296,582

Net operating loss	(336,852)	(826,591)	(567,564)	(2,296,582)

Gain (loss) on extinguishment of debt	—	(6,845)	15,500	(6,845)
Interest expense	(218,309)	(189,107)	(431,154)	(364,819)
Revaluation of warrant liability	74,486	691,230	255,011	1,216,051
Loss on asset abandonment	(1,500,400)	—	(1,500,400)	—

Net loss	$(1,981,075)	$(331,313)	$(2,228,607)	$(1,452,195)

Weighted average common shares outstanding – basic and diluted	44,991,045	42,278,945	44,991,045	41,246,842

Loss per common share – basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.04)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	6/30/14	6/30/13

Cash flows from operating activities
Net loss	$(2,228,607)	$(1,452,195)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on extinguishment of debt	(15,500)	6,845
Revaluation of warrant liability	(255,011)	(1,216,051)
Loss on asset abandonment	1,500,400	—
Stock-based compensation	—	362,440
Stock issued for services	—	160,000
Amortization of deferred financing fees	328,732	326,898
Change in operating assets and liabilities:
Deposits	13,672	—
Prepaid expenses	14,874	395,420
Accounts payable	(53,259)	(19,186)
Accrued interest	53,026	—
Other liabilities	43,085	84

Net cash used in operating activities	(598,588)	(1,435,745)

Cash flows from investing activity
Acquisition of mineral properties	(35,000)	(210,000)

Cash flows from financing activities
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	—	475,015
Proceeds from notes payable	520,000	1,295,825
Payment of deferred financing fees	(22,000)	—

Net cash provided by financing activities	498,000	1,770,840

Net increase (decrease) in cash	(135,588)	125,095

Cash, beginning of period	207,332	603,233

Cash, end of period	$71,744	$728,328

Supplemental disclosure of cash flow information
Cash paid during period for interest	$102,422	$37,921
Stock issued for lease payment	$—	$30,000
Note payable ($446,974) and accrued interest ($53,026) paid with restricted cash	$500,000	$—

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on State lands, private lands and Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 6,240 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the quarterly period and six months ended June 30, 2014 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $8,411,000 as of June 30, 2014. Additionally, the Company had a negative working capital of approximately $2,423,000 at June 30, 2014. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

The Company has no revenues and does not expect to have revenues in 2014. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB Australia Holdings Limited (“RMB”). To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Bullfrog Project as part of the Facility.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2014, the Company’s cash balance was approximately $72,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

Restricted Cash

Restricted cash is excluded from other cash. Restricted cash is maintained in connection with requirements in the RMB Facility. RMB authorized the Company to apply the $500,000 restricted cash balance to the quarterly interest payment and the principal balance and close the restricted cash account.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2014 and 2013, the Company incurred exploration costs of approximately $291,000 and $463,000, respectively. Costs of property acquisitions are being capitalized.

The Company entered an Option to Purchase the Newsboy Gold Project in September 2011, at which time the gold price was near $1,900 per ounce. Since then the Company completed four exploration programs that included 27,201 feet of drilling in 160 holes to test potential expansions to an open pit mine proposed in 1992 and at priority exploration targets within 3 miles of the Main deposit. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors.

Deferred Financing Fees

RMB Facility

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method.

NPX Convertible Note

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method.

Total amortization of deferred financing fees included in interest expense during the six months ended June 30, 2014 and 2013 was approximately $329,000 and $327,000, respectively.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of June 30, 2014 and December 31, 2013. See Note 3.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and other liabilities. The warrant liability, a long-term liability, is already recorded at fair value. The fair values of the Company’s notes payable are not practicable to calculate due to the unique terms of the notes.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2014 or December 31, 2013. The periods ended December 31, 2013, 2012 and 2011 are open to examination by taxing authorities.

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

Net Loss per Common Share

Net losses were reported during the quarterly period and six months ended June 30, 2014 and 2013. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	6/30/14	6/30/13
Stock options	4,460,000	4,060,000
Warrants	21,612,285	21,152,285
Preferred stock	400,000	2,692,100
Convertible note payable warrants	880,000	-

Risks and Uncertainties

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

The FASB issued Accounting Standard Updates (“ASU”) to amend the authoritative literature in ASC. ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation in June 2014 aims to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities by removing all incremental financial reporting requirements from development stage entities. Users of financial statements of development stage entities determined that the development stage entity distinction, the inception-to-date information and certain other disclosures have limited relevance and are generally not useful. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014. We have elected early adoption of ASU 2014-10 for this filing. We have provided additional disclosures as described in the paragraphs under ASC 275 “Risks and Uncertainties” as required by the ASU.

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

As of June 30, 2014 all issued shares of Series A Preferred Stock have been converted into common stock.

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

As of June 30, 2014 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock remaining.

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
11

There were a total of 400,000 options granted in December 2013 (the “December 2013 Options”), these options issued are nonqualified stock options and were 100% vested on grant date. The December 2013 Options were issued in lieu of a year end cash bonus for work performed during 2013 and all compensation expense related to these stock options has been recognized.

A summary of the December 2013 Options is presented below:

December 2013 Options	Options	Strike Price	Term
Officer	250,000	$0.15	10 years	(1)
Officer	100,000	$0.15	10 years
Consultant	50,000	$0.15	10 years
TOTAL	400,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.

The Black Scholes option pricing model was used to estimate the fair value of $31,610 of the December 2013 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
400,000	$0.15	5 years	69.3%	1.68%	$31,610

A summary of the stock options as of June 30, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,460,000	$0.38	7.95	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at June 30, 2014	4,460,000	$0.38	7.45	-
Options exercisable at June 30, 2014	4,460,000	$0.38	7.45	-
Options vested at June 30, 2014	4,460,000			-

The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the reporting period and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.07 closing stock price of the common stock on June 30, 2014. There were no options in-the-money on June 30, 2014 and therefore no intrinsic value.

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2013	$169,601	$61,796	$60,136	$2,298	$5,593	$1,196	$300,620
Issuance of derivative warrants	—	—	—	—	—	—	—
Exercise or expiration	—	—	—	—	—	—	—
Change in fair value of warrant liability	(144,900)	(52,435)	(49,535)	(2,051)	(5,050)	(1,040)	(255,011)
Ending balance at June 30, 2014	$24,701	$9,361	$10,601	$247	$543	$156	$45,609

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/2013	6/30/2014
Fair market value of common stock	$0.14	$0.07
Exercise price	$0.35	$0.35
Term (1)	(4)	(6)
Volatility range (2)	(5)	(7)
Risk-free rate (3)	0.78%	0.88%

February 2013 Private Placement	12/31/2013	6/30/2014
Fair market value of common stock	$0.14	$0.07
Exercise price	$0.35	$0.35
Term (1)	3.11 Years	2.62 Years
Volatility range (2)	69.20%	70.04%
Risk-free rate (3)	0.78%	0.88%

June 2013 Private Placement	12/31/2013	6/30/2014
Fair market value of common stock	$0.14	$0.07
Exercise price	$0.35	$0.35
Term (1)	2.48 Years	1.99 Years
Volatility range (2)	71.10%	66.43%
Risk-free rate (3)	0.78%	0.88%

August 2013 Private Placement	12/31/2013	6/30/2014
Fair market value of common stock	$0.14	$0.07
Exercise price	$0.35	$0.35
Term (1)	2.63 Years	2.14 Years
Volatility range (2)	70.50%	65.40%
Risk-free rate (3)	0.78%	0.88%

October 2013 Private Placement	12/31/2013	6/30/2014
Fair market value of common stock	$0.14	$0.07
Exercise price	$0.35	$0.35
Term (1)	2.78 Years	2.29 Years
Volatility range (2)	70.40%	68.36%
Risk-free rate (3)	0.78%	0.88%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.88 years, and the December 17, 2012 closing date was 2.96 years.
(5)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 69.7%, and the December 17, 2012 closing date was 69.2%.
(6)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.39 years, and the December 17, 2012 closing date was 2.47 years.
(7)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 68.8%, and the December 17, 2012 closing date was 68.6%.

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

NOTE 4 – NOTES PAYABLE

RMB Facility

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which is December 10, 2014. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. As of June 30, 2014 the $500,000 restricted cash account was applied to the quarterly interest payment and the principal balance. This resulted in an RMB note payable balance of approximately $2,453,000 as of June 30, 2014. As previously discussed, the Newsboy Project was terminated, and therefore the only collateral remaining for the RMB note is the Bullfrog Project with a June 30, 2014 carrying value of approximately $100,000.

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

NPX Convertible Note

On April 25, 2014 (“NPX Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The Note proceeds will be used to fund the Klondike Project located in Nevada and for general corporate purposes. The Company paid an arrangement fee of 10% of the Note and issued 220,000 warrants to purchase one full share at a price of $0.35 within three years from the NPX Closing Date. The Note principal and unpaid accrued interest will be due and payable 24 months from the NPX Closing Date. The president of NPX is Johnathan Lindsay, the son of the chairman of the board of the Company, Alan Lindsay.

During the term of the Note, NPX may elect by giving five days to convert their Note and any accrued but unpaid interest thereon, into shares of the Company’s common shares at a conversion price equal to $0.25 per common share. Additionally, for each common share purchased there will be a three year warrant to purchase one hundred percent of the number of shares purchased at a per share exercise price of $0.35.

The ability of NPX to exercise the warrants is not contingent upon the conversion of the Note and, accordingly, we determined that the warrant was “detachable” from the Note. The warrant also contains a provision that the warrant will be adjusted under certain conditions in the event future warrants are issued with more favorable terms. The estimated fair value of the warrant was calculated on the date of issuance using the Black-Scholes pricing model, however we concluded the estimated fair value of the warrant was not material.

We concluded that the conversion feature of the Note met the criteria of an embedded derivative and should be bifurcated from the Note (host contract) and accounted for as a derivative liability and calculated at fair value. The Company estimated the fair value of the conversion feature of the Note on the date of issuance using the Black-Scholes pricing model, however the Company concluded the estimated fair value of the conversion feature was not material. If the Note is converted the warrants that will be issued on the conversion date will be accounted for as a derivative liability.

NOTE 5 - COMMITMENTS

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
17

4.	An additional $200,000 prior to June 11, 2016
5.	An additional $200,000 prior to June 11, 2017

Should the Company choose not to maintain the work commitment and option to the property the Company can forego future payments to Mr. Larson without penalty. As of June 11, 2013 the Company spent approximately

$86,000 on the Klondike Project, therefore in accordance with the option agreement the Company paid Mr. Larson half of the work commitment shortage. The 2014 work commitment was met therefore no additional payment was due to Mr. Larson.

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

On May 30, 2014, we sent a notice of termination (“Termination Notice”) to Southwest Exploration Inc. (“SWI”) for the Option to Purchase and Royalty Agreement (“Agreement”) dated September 28, 2011 for the Newsboy Project in Arizona. Per the Agreement, this Termination Notice is giving 30 day notice to SWI and is effective on June 30, 2014.

On April 25, 2014, we entered into a Securities Purchase Agreement (“SPA”) for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000.

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

Company Overview

We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold and other mineralization primarily in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired exploration permits on state lands and Federal patented and unpatented mining claims in the Nevada for the purpose of exploration and potential development of gold and silver on a total of approximately 6,240 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired three projects, as described below.

Newsboy Project

The Company entered an Option to Purchase the Newsboy Gold Project in September 2011, at which time the gold price was near $1,900 per ounce. Since then the Company completed four exploration programs that included 27,201 feet of drilling in 160 holes to test potential expansions to an open pit mine proposed in 1992 and at priority exploration targets within 3 miles of the Main deposit. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors.

The following discussion on the Newsboy Project is historical. The Termination Notice became effective on June 30, 2014, and the Company no longer has any rights to the project.

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

The Company completed 160 holes in four phases of drilling during the period November 2011 through June 2014.

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

Bullfrog Project

The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to approximately 1,650 acres of mineral claims and patents known as the “Bullfrog Project” subject to a 3% net smelter royalty. The Company proposes to drill 22 holes during 2015 to test for potential mineralization that may extend from the Montgomery-Shoshone open pit mine onto the Company’s adjacent property. The Company has engaged Mr. Chip Allender, certified professional geologist to prepare drilling plans and permit applications for the Bullfrog Project. Mr. Allender was engaged as an independent contractor by the President of the Company, who has known Mr. Allender for five years. We have not requested Mr. Allender to prepare and/or provide the Company with any reports as a certified professional geologist; however he does prepare the permits and plans for the drilling programs. The Company also engaged Mr. Joe Wilkins as a consultant on the Bullfrog Project.

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

The Company completed a phase 1 drill program on the Klondike Project in May 2014. The following are the results:

Copper Hill Drilling and Results:

Hole #24 was angled toward the west and collared about 100 feet east of several shallow historic shafts sunk in the heart of the north-south mineralized outcrops on Copper Hill. This hole included 30 feet that averaged 1.8 ounces of silver per ton, 0.23% copper, 800 ppm antimony and 257 ppm arsenic. However, this hole only penetrated what we now know as the eastern edge of the significant mineralized zone. Highly prospective drill sites on the top, north, south and west side of Copperhill as well as some other areas could not be drilled during phase 1 (see the General section for details).

Vertical hole #25 was collared at the same drill site as #24 and contained significant anomalous but peripheral mineralization that was about 100 feet east and a similar depth of the prime intercept in #24. Vertical holes #26 and #27 were approximately 200 feet east of holes #24 and #25 but are now known to be too far east of the main mineral trend. Notwithstanding Hole #26 intersected 5 feet of 14 ppm (0.4 opt) silver. Mineralization at Copper Hill may extend 2,000 feet south to Cougar Hill, which also could not be drilled in phase 1 but remains a priority target.

Copper Hill Assay Results

Hole	Intervals, Feet			Silver	Copper	Lead	Zinc	Antimony	Arsenic
No.	From	To	Thick.	ppm	ppm	ppm	ppm	ppm	ppm

24	15	20	5	<1	71	87	589	40	172
	70	95	25	2	116	94	102	73	38
	125	155	30	61	2,335	694	239	803	257
incl.	130	135	5	115	4,570	1,130	381	1,600	417

25	95	125	30	<1	64	70	151	55	116
	220	240	20	3	142	38	123	125	32
	290	300	10	4	54	445	17	56	48
	320	330	10	2	157	78	69	238	63

26	170	175	5	14	644	18	59	181	51
	200	205	5	2	45	60	82	155	18

27	100	115	15	<1	24	43	261	37	163

Glory Hole Drilling and Results:

Holes #19 and #20 were collared approximately 100 feet due west and hole #21 about 70 feet SSW of the Glory Hole area. These three holes were angled -50º in a due east direction. Vertical hole #22 was approximately 140 feet west of the Glory Hole area. After analyzing data now available along with field observations, it has been concluded that the host rocks exposed in the Glory hole pit dip about -15º to the east and were mineralized as a manto-style deposit rather than a near vertical zone that was thought to have been mineralized via a near vertical fault. As a result the angled holes went under the prime target area and the only intercept of significance was five feet of 6 ppm silver at a depth of 45 feet. Due to the constraints described in the General section herein, it was not deemed practical to build a drill access road to the north and east sides of the Glory Hole pit during this phase 1 program.

The south side of the Glory Hole is adjacent to a dry creek that is topographically and stratigraphically below the near flat lying dolomite host beds. It is therefore planned in phase 2 to drill north and east of the Glory Hole and at higher elevations south and east of the dry creek where the dolomite host rocks outcrop and continue dipping toward the east.

Glory Hole Assay Results

Hole	Intervals, Feet			Silver	Copper	Barium	Lead	Zinc	Antimony	Arsenic	Titanium	Moly
No.	From	To	Thick.	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm

19	75	85	10	1	16	2,188	155	132	20	<10	585	<2
	145	150	5	1	<15	36,805	534	87	25	13	16,093	<2

21	45	50*	5	6	126	14,350	1,460	9,680	95	15	4,018	3
* Duplicate sample

Black Lizard Drilling and Results:

Twelve holes were drilled in the Black Lizard area with the best three holes summarized below. Although some holes proposed could not be drilled, the Black Lizard area is a lower priority target.

Black Lizard Assay Results

Hole	Intervals, Feet			Silver	Copper	Lead	Zinc	Molybdenum	Antimony
No.	From	To	Thick.	ppm	ppm	ppm	ppm	ppm	ppm

2	10	25	15	4	76	63	4550	<2	41

3	35	45	<10	1	22	115	300	2	28

10	75	109	34	<1	15	193	297	3.6	18
incl	105	109 *	4	2	38	183	437	5	49
* Bottom of hole

General

Much of the proposed phase 1 drill program was constrained with respect to:

  Archeological sites that were all related to historic mining but could not be cleared during the program.

  A 5 acre disturbance limitation required by the Notice of Intent to Drill procedures of the US Bureau of Land Management.
24

  International migratory bird nesting treaties that had requirements in effect during the time drilling was performed.

  Budgetary constraints.

Notwithstanding, the next program will include advance archeological clearances and approvals of all phase 2 holes to be drilled. The concurrent completion of phase 1 reclamation requirements should also allow up to nearly 5 acres of new disturbances during the phase 2 drill program.

Two of the known styles of mineralization were the copper-silver-antimony in the Copper Hill area and the barite-lead-silver-zinc mineralization in the Glory Hole and Old Whalen Mine areas. Three new styles of mineralization were recognized from phase 1 assay results:

1.	Anomalous molybdenum and associated metals within a de-calcified brecciated dolomite, particularly in Hole #10 in the Black Lizard target area.
2.	Numerous zones that contain strong iron staining with associated arsenic in decalcified, brecciated, and altered dolomite that is similar to alteration and mineralization in Carlin-style gold deposits.
3.	More than 2,000 ppm of antimony in the bottom 10 feet of Hole #18.

All drilling was performed in the oxide zone but potential remains below the water table where primary sulfides may occur in other deeper dolomitic formations that may host manto-style mineralization. Feeder veins and zones that mineralized these beds could also possibly provide high grade vein-style mineralization in the oxide and sulfide zones.

Drilling, Sampling and Assaying Procedures and Results:

Drilling the first 16 holes was performed with a blast hole drill using percussion drilling methods. Holes 17 through 27 were drilled with a reverse circulation rig. Drill cuttings were sampled at intervals of 5 feet and split to typically produce 15-pound representative samples for further sample preparation by the assay lab. All field activities, including the collection, logging, bagging and tagging of sample splits were under the direct supervision and custody of Clive Bailey, CPG, Qualified Person and Lead Project Consultant. Sample splits were loaded on trucks operated by American Assay Laboratories (AAL), transported to their facilities for sample preparation and assayed using x-ray fluorescence (XRF) procedures for base metals, silver, barium and other select elements. XRF was selected since it is the best procedure for analyzing barite contents. Eight samples containing more than 10 ppm silver as determined by XRF were fire assayed, which was 5.8% higher than the XRF silver assays. Fire assay gold contents for the eight samples averaged less than 0.015 ppm gold.

In compliance with US and other international QA/QC procedures, separate blank, duplicate and standard samples were randomly submitted and assayed with the drill sample splits. AAL also performed numerous assays using duplicates, blanks and standards for their own internal QA/QC policies.

Immediate Plans:

The Company intends to raise additional funds and drill the targets that have been further defined from the first phase program. Additional assays have been ordered to further quantify where contents of gold and other elements may be helpful in understanding the geology of the main exploration targets and for guiding future work.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended
	6/30/14	6/30/13

Revenue	$—	$—

Operating expenses
General and administrative	127,034	296,907
Exploration costs	208,420	42,938
Marketing	1,398	486,746

Total operating expenses	336,852	826,591

Net operating loss	(336,852)	(826,591)

Loss on extinguishment of debt	—	(6,845)
Interest expense	(218,309)	(189,107)
Revaluation of warrant liability	74,486	691,230
Loss on asset abandonment	(1,500,400)	—

Net loss	$(1,981,075)	$(331,313)

We are still in the exploration stage and have no revenues to date.

During the three months ended June 30, 2014 we had a net loss of $1,981,075 compared to a net loss of $331,313 for the three months ended June 30, 2013. The increase of $1,649,762 is due primarily to:

1.	The decrease of approximately $170,000 in the general and administrative expenses is due to approximately $72,000 stock option compensation that was expensed in 2013 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued. There was also a decrease in professional fees of approximately $60,000. The expense in 2013 related to the 16 forms that were filed with SEC, such as 8K, S1 amendments and 10Q. Each of these forms increased our legal and filing fees.
2.	The drilling expense in 2014 was due to the phase 1 drilling program at the Klondike Project. The majority of the phase 4 drilling at the Newsboy Project program was completed by the end of December 2013, however there were still some consulting fees related to phase 4 incurred in 2014.
3.	Marketing expenses for the three months ended June 30, 2013 were approximately $487,000 versus $1,000 for the same period in 2014. On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Consulting Agreement was being amortized through July 2013.

4.	The Revaluation of Warrant Liability of $74,486 for the three months ended June 30, 2014 versus $691,230 for the same period in 2013 resulted in a decrease of $616,744. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.
5.	The asset abandonment in June 2014 was for the Newsboy Project. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors. The Company determined during the second quarter 2014 that the Newsboy Project should be terminated unless more favorable terms could be negotiated in order for us to keep the project. Since we were unable to negotiate new terms the Newsboy Project was terminated.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended
	6/30/14	6/30/13

Revenue	$—	$—

Operating expenses
General and administrative	272,046	651,937
Exploration costs	291,324	463,235
Marketing	4,194	1,181,410

Total operating expenses	567,564	2,296,582

Net operating loss	(567,564)	(2,296,582)

Gain (loss) on extinguishment of debt	15,500	(6,845)
Interest expense	(431,154)	(364,819)
Revaluation of warrant liability	255,011	1,216,051
Loss on asset abandonment	(1,500,400)	—

Net loss	$(2,228,607)	$(1,452,195)

We are still in the exploration stage and have no revenues to date.

During the six months ended June 30, 2014 we had a net loss of $2,228,607 compared to a net loss of $1,452,195 for the six months ended June 30, 2013. The increase of $776,412 is due primarily to:

1.	The decrease of approximately $380,000 in the general and administrative expenses is due to approximately $144,000 stock option compensation that was expensed in 2013 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued. There was also a decrease in professional fees of approximately $125,000. The expense in 2013 related to the 16 forms that were filed with SEC, such as 8K, S1 amendments and 10Q. Each of these forms increased our legal and filing fees.
2.	The drilling expense in 2013 was due to the phase 3 drilling program at the Newsboy Project. The majority of the phase 4 drilling program was completed by the end of December 2013, however there were still some consulting fees related to phase 4 incurred in 2014. However, the majority of the drilling expense in 2014 was due to the phase 1 drilling program at the Klondike Project
3.	Marketing expenses for the six months ended June 30, 2013 were approximately $1,181,000 versus $4,000 for the same period in 2014. On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Consulting Agreement was being amortized through July 2013.

4.	The Revaluation of Warrant Liability of $255,011 for the six months ended June 30, 2014 versus $1,216,051 for the same period in 2013 resulted in a decrease of $961,040. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.
5.	The asset abandonment in June 2014 was for the Newsboy Project. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors.

Liquidity and Capital Resources

As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement), we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $8,411,000 as of June 30, 2014. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

In addition, on December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility were used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold and the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility upon receiving the first draw down advanced under the Facility. The Company was required to complete additional work as described herein in order to receive additional advances under the Facility. The Facility was available until March 31, 2014 with the final repayment date due 24 months after the Closing Date. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility and was receiving funds from RMB as requested by the Company based on the agreed work program.

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet. Phase 4 drilling of 86 shallow holes was completed in December 2013. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. As of June 30, 2014 we have operating cash of approximately $72,000 and have a loan balance with RMB of approximately $2,450,000. As per the Facility the RMB draw down period expired on March 31, 2014, therefore we will not submit any additional draw down requests to RMB.

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

On April 25, 2014, the Company entered into a Securities Purchase Agreement (“SPA”) for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The Note proceeds will be used to fund the Klondike Project located in Nevada and for general corporate purposes.

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

As of June 11, 2013 the Company spent approximately $86,000 on the Klondike Project, therefore in accordance with the option agreement the Company paid Mr. Larson half of the work commitment shortage. In May 2014, we started a phase 1 drill program at the Klondike Project and have met the work commitment minimum for 2014. Notwithstanding the above, the Company may terminate the Newsboy and Klondike Projects at any time.

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

We have no revenues and do not expect to have revenues in 2014. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB. To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Bullfrog Project as part of the Facility.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2014 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period and six months ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period and the six months ending June 30, 2014, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than previously disclosed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description
21	List of subsidiaries*
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2014	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)