Form 10-Q
period 2014-09-30
Bullfrog Gold Corp.
filed 2014-11-12
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,741,045 shares of common stock, par value $0.0001, were outstanding on November 10, 2014.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

Assets	9/30/14	12/31/13

Current assets
Cash	$1,303	$207,332
Restricted cash	—	500,000
Deposits	10,682	24,854
Prepaid expenses	—	22,311
Total current assets	11,985	754,497

Other assets
Mineral properties	215,300	1,680,700
Deferred financing fees	143,957	616,888
Total other assets	359,257	2,297,588

Total assets	$371,242	$3,052,085

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$63,620	$75,972
Accrued interest	61,460	—
Note payable	2,453,026	2,600,000
Other liabilities	72,084	10,192
Total current liabilities	2,650,190	2,686,164

Long term liabilities
Warrant liability	470	300,620
Note payable	220,000	—
Total long term liabilities	220,470	300,620

Total liabilities	2,870,660	2,986,784

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value; Series B 400,000 issued and outstanding as of 9/30/14 and 12/31/13	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 44,991,045 shares issued and outstanding as of 9/30/14 and 12/31/13	4,499	4,499
Additional paid in capital	6,243,542	6,243,542
Accumulated deficit	(8,747,499)	(6,182,780)

Total stockholders' equity (deficit)	(2,499,418)	65,301

Total liabilities and stockholders' equity (deficit)	$371,242	$3,052,085

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	106,050	223,809	378,096	797,423
Exploration costs	45,444	173,439	336,769	714,997
Marketing	2,097	187,319	6,291	1,368,729
Loss on asset abandonment	—	—	1,500,400	—

Total operating expenses	153,591	584,567	2,221,556	2,881,149

Net operating loss	(153,591)	(584,567)	(2,221,556)	(2,881,149)

Gain (loss) on extinguishment of debt	—	—	15,500	(6,845)
Interest expense	(227,659)	(196,200)	(658,813)	(561,019)
Revaluation of warrant liability	45,139	(552,873)	300,150	663,178

Net loss	$(336,111)	$(1,333,640)	$(2,564,719)	$(2,785,835)

Weighted average common shares outstanding – basic and diluted	44,991,045	43,602,648	44,991,045	42,038,732

Loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.07)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	9/30/14	9/30/13

Cash flows from operating activities
Net loss	$(2,564,719)	$(2,785,835)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on extinguishment of debt	(15,500)	6,845
Revaluation of warrant liability	(300,150)	(663,178)
Loss on asset abandonment	1,500,400	—
Stock-based compensation	—	543,660
Stock issued for services	—	160,000
Amortization of deferred financing fees	494,932	490,347
Change in operating assets and liabilities:
Deposits	14,172	—
Prepaid expenses	22,311	449,056
Accounts payable	3,148	1,704
Accrued interest	114,485	—
Other liabilities	61,892	85

Net cash used in operating activities	(669,029)	(1,797,316)

Cash flows from investing activity
Acquisition of mineral properties	(35,000)	(210,000)

Cash flows from financing activities
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	—	525,015
Proceeds from notes payable	520,000	1,445,825
Payment of deferred financing fees	(22,000)	—

Net cash provided by financing activities	498,000	1,970,840

Net decrease in cash	(206,029)	(36,476)

Cash, beginning of period	207,332	603,233

Cash, end of period	$1,303	$566,757

Supplemental disclosure of cash flow information
Cash paid during period for interest	$102,421	$70,672
Stock issued for lease payment	$—	$20,000
Note payable ($446,974) and accrued interest ($53,026) paid with restricted cash	$500,000	$—

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the quarterly period and nine months ended September 30, 2014 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $8,747,000 as of September 30, 2014. Additionally, the Company had negative working capital of approximately $2,638,000 at September 30, 2014. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

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

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2014, the Company’s cash balance was approximately $1,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

Restricted Cash

Restricted cash is excluded from other cash. Restricted cash was maintained in connection with requirements in the RMB Facility. RMB authorized the Company to apply the $500,000 restricted cash balance to the quarterly interest payment and the principal balance. The restricted cash account was closed as of June 30, 2014.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended September 30, 2014 and 2013, the Company incurred exploration costs of approximately $337,000 and $715,000, respectively. Costs of property acquisitions are being capitalized.

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

Deferred Financing Fees

RMB Facility

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method. Amortization of deferred financing fees included in interest expense during both of the nine months ended September 30, 2014 and 2013 was approximately $490,000.

NPX Convertible Note

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the nine months ended September 30, 2014 was approximately $5,000.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of September 30, 2014 and December 31, 2013. See Note 3.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and other liabilities. The warrant liability, a long-term liability, is already recorded at fair value. The fair value of the Company’s notes payable are not practicable to calculate due to the unique terms of the notes.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2014 or December 31, 2013. The periods ended December 31, 2013, 2012 and 2011 are open to examination by taxing authorities.

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

As of September 5, 2014 the 650,000 stock options issued to Consultants (“Consultants”) were terminated due to non-renewal of their consulting agreements.

As of September 11, 2014 the Board of Directors canceled the remaining granted options in the aggregate amount of 3,810,000. Therefore, there are no outstanding options.

Net Loss per Common Share

Net losses were reported during the quarterly period and nine months ended September 30, 2014 and 2013. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	9/30/14	9/30/13
Stock options	-	4,060,000
Warrants	21,612,285	21,152,285
Preferred stock	400,000	2,692,100
Convertible note payable	880,000	-

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

The FASB issued Accounting Standard Updates (“ASU”) to amend the authoritative literature in ASC. ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation in September 2014 aims to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities by removing all incremental financial reporting requirements from development stage entities. Users of financial statements of development stage entities determined that the development stage entity distinction, the inception-to-date information and certain other disclosure has limited relevance and is generally not useful. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014. We have elected early adoption of ASU 2014-10 for this filing. We have provided additional disclosures as described in the paragraphs under ASC 275 “Risks and Uncertainties” as required by the ASU.

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

As of September 30, 2014 all issued shares of Series A Preferred Stock have been converted into common stock.

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

As of September 30, 2014 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock remaining.

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

A summary of the December 2013 Options is presented below:

December 2013 Options	Options	Strike Price	Term
Officer	250,000	$0.15	10 years	(1)
Officer	100,000	$0.15	10 years
Consultant	50,000	$0.15	10 years
TOTAL	400,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.

The Black Scholes option pricing model was used to estimate the fair value of $31,610 of the December 2013 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
400,000	$0.15	5 years	69.3%	1.68%	$31,610

A summary of the stock options as of September 30, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	4,460,000	$0.38	7.95	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	4,460,000	$0.38	-	-
Balance at September 30, 2014	-	-	-	-
Options exercisable at September 30, 2014	-	-	-	-
Options vested at September 30, 2014	-			-

As previously discussed in Note 1, all stock options have been canceled.

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2013	$169,601	$61,796	$60,136	$2,298	$5,593	$1,196	$300,620
Issuance of derivative warrants	—	—	—	—	—	—	—
Exercise or expiration	—	—	—	—	—	—	—
Change in fair value of warrant liability	(169,428)	(61,673)	(59,969)	(2,296)	(5,589)	(1,195)	(300,150)
Ending balance at September 30, 2014	$173	$123	$167	$2	$4	$1	$470

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/2013	9/30/2014
Fair market value of common stock	$0.14	$0.02
Exercise price	$0.35	$0.35
Term (1)	(4)	(6)
Volatility range (2)	(5)	(7)
Risk-free rate (3)	0.78%	1.07%

February 2013 Private Placement	12/31/2013	9/30/2014
Fair market value of common stock	$0.14	$0.02
Exercise price	$0.35	$0.35
Term (1)	3.11 Years	2.37 Years
Volatility range (2)	69.20%	68.94%
Risk-free rate (3)	0.78%	1.07%

June 2013 Private Placement	12/31/2013	9/30/2014
Fair market value of common stock	$0.14	$0.02
Exercise price	$0.35	$0.35
Term (1)	2.48 Years	1.75 Years
Volatility range (2)	71.10%	69.27%
Risk-free rate (3)	0.78%	1.07%

August 2013 Private Placement	12/31/2013	9/30/2014
Fair market value of common stock	$0.14	$0.02
Exercise price	$0.35	$0.35
Term (1)	2.63 Years	1.89 Years
Volatility range (2)	70.50%	67.54%
Risk-free rate (3)	0.78%	1.07%

October 2013 Private Placement	12/31/2013	9/30/2014
Fair market value of common stock	$0.14	$0.02
Exercise price	$0.35	$0.35
Term (1)	2.78 Years	2.04 Years
Volatility range (2)	70.40%	66.43%
Risk-free rate (3)	0.78%	1.07%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.88 years, and the December 17, 2012 closing date was 2.96 years.
(5)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 69.7%, and the December 17, 2012 closing date was 69.2%.
(6)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.15 years, and the December 17, 2012 closing date was 2.22 years.
(7)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 65.4%, and the December 17, 2012 closing date was 68.75%.

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

NOTE 4 – NOTES PAYABLE

RMB Facility

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which is December 10, 2014. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. During the quarter ended June 30, 2014 the $500,000 restricted cash account was applied to the quarterly interest payment and the principal balance. This resulted in an RMB note payable balance of approximately $2,453,000. As previously discussed the Newsboy Project was terminated, and therefore the only collateral remaining for the RMB note is the Bullfrog Project with a September 30, 2014 balance of approximately $100,000.

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

NPX Convertible Note

On April 25, 2014 (“NPX Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The Note proceeds will be used to fund the Klondike Project located in Nevada and for general corporate purposes. The Company paid an arrangement fee of 10% of the Note and issued 220,000 warrants to purchase one full share at a price of $0.35 within three years from the NPX Closing Date. The Note principal and unpaid accrued interest will be due and payable 24 months from the NPX Closing Date. The president of NPX is Johnathan Lindsay, the son of the chairman of the board of the Company Alan Lindsay.

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

The ability of NPX to exercise the warrants is not contingent upon the conversion of the Note and, accordingly, we determined that the warrant was “detachable” from the Note. The estimated fair value of the warrant was calculated on the date of issuance using the Black-Scholes pricing model, however we concluded the estimated fair value of the warrant was not material and does not require separate accounting treatment. The warrant also contains a provision that the warrant will be adjusted under certain conditions in the event future warrants are issued with more favorable terms.

We concluded that the conversion feature of the Note met the criteria of an embedded derivative and should be bifurcated from the Note (host contract) and accounted for as a derivative liability and calculated at fair value. We estimated the fair value of the conversion feature of the Note on the date of issuance using the Black-Scholes pricing model, however we concluded the estimated fair value of the conversion feature was not material and does not require separate accounting treatment. If the Note is converted the warrants that will be issued on the conversion date will be accounted for as a derivative liability.

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

NOTE 6 – SUBSEQUENT EVENTS

On October 29, 2014 (“Closing Date”), Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. entered into an Option Agreement (“Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims (“Property”) located in Nye County, Nevada. This Property is strategically located adjacent to the Company’s Bullfrog Gold Project in Nevada and covers the NE half of the Montgomery-Shoshone open pit that was mined by Barrick Gold Corp. from the mid-1980’s to late 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the Property, for the period from the Closing Date of the Option until the 10th anniversary of the Closing Date, to earn a One Hundred Percent (100%) interest in and to the Property free and clear of all charges encumbrances and claims, save and except for a royalty equal to percentages of net smelter returns of the proceeds from the sale or disposition of minerals.

In order to maintain in force the working right and Option granted to it, and to exercise the Option, Rocky Mountain granted Mojave 750,000 common shares of the Company and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years.

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

As of September 11, 2014 the Board of Directors canceled the remaining granted options in the aggregate amount of 3,810,000. Therefore, there are no outstanding options.

As of September 5, 2014 the 650,000 stock options issued to Consultants (“Consultants”) were terminated due to non-renewal of their consulting agreements.

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

The Company completed 160 holes in four phases of drilling during the period November 2011 through September 2014.

In June 2012 the Company purchased a substantial historic data base from Moneta Porcupine Mines, who owned the property from 1993 through 1995.

On December 11, 2012 the Company entered a lease agreement with Vulture View Mine, LLC (“Vulture View”) to lease two patents of approximately 38 acres. As a result the Company’s land position as of January 1, 2013 totals 4,958 acres. The Company paid $20,000 on December 11, 2012 for the first two lease years and agreed to a work commitment of $100,000 to explore the patents and surrounding area during the first lease year. The Company will pay Vulture View $10,000 on the second anniversary and $10,000 each year thereafter until termination of the lease, which occurred in mid 2014.

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
24

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

Results of Operations

Three Months Ended September 30, 2014 Compared to September 30, 2013

	Three Months Ended
	9/30/14	9/30/13

Revenue	$ -	$ -

Operating expenses
General and administrative	106,050	223,809
Exploration costs	45,444	173,439
Marketing	2,097	187,319

Total operating expenses	153,591	584,567

Net operating loss	(153,591)	(584,567)

Interest expense	(227,659)	(196,200)
Revaluation of warrant liability	45,139	(552,873)

Net loss	$ (336,111)	$ (1,333,640)

We are still in the exploration stage and have no revenues to date.

During the three months ended September 30, 2014 we had a net loss of $336,111 compared to a net loss of $1,333,640 for the three months ended September 30, 2013. The decrease of $997,529 is due primarily to:

1.	The decrease of approximately $118,000 in the general and administrative expenses is due to approximately $72,000 stock option compensation that was expensed in 2013 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued. There was also a decrease in professional fees of approximately $35,000. The expense in 2013 related to a registration statement on Form S1 and related amendments that we filed with Securities and Exchange Commission (“SEC”). Each of these forms increased our legal and filing fees.
2.	The exploration cost in 2013 was approximately $85,000 for land fees versus $45,000 in 2014 and approximately $90,000 consulting fees in 2013 versus zero in 2014.
3.	Marketing expenses for the three months ended September 30, 2013 were approximately $187,000 versus $2,000 for the same period in 2014. On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Consulting Agreement was being amortized through July 2013. In addition, approximately $109,000 of stock option compensation was expensed in 2013 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued.
27

4.	The Revaluation of Warrant Liability of $45,139 gain for the three months ended September 30, 2014 versus $552,873 loss for the same period in 2013 resulted in a decrease of $598,012. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

	Nine Months Ended
	9/30/14	9/30/13

Revenue	$ -	$ -

Operating expenses
General and administrative	378,096	797,423
Exploration costs	336,769	714,997
Marketing	6,291	1,368,729
Loss on asset abandonment	1,500,400	-

Total operating expenses	2,221,556	2,881,149

Net operating loss	(2,221,156)	(2,881,149)

Gain (loss) on extinguishment of debt	15,500	(6,845)
Interest expense	(658,813)	(561,019)
Revaluation of warrant liability	300,150	663,178

Net loss	$ (2,564,719)	$ (2,785,835)

We are still in the exploration stage and have no revenues to date.

During the nine months ended September 30, 2014 we had a net loss of $2,564,719 compared to a net loss of $2,785,835 for the nine months ended September 30, 2013. The decrease of $221,116 is due primarily to:

1.	The decrease of approximately $419,000 in the general and administrative expenses is due to approximately $216,000 stock option compensation that was expensed in 2013 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued. There was also a decrease in professional fees of approximately $160,000. The expense in 2013 related to the forms that were filed with SEC, such as 8K, S1 amendments and 10Q. Each of these forms increased our legal and filing fees.
2.	The drilling expense in 2013 was due to the phase 3 drilling program at the Newsboy Project with a cost to complete the program of approximately $500,000 at the Newsboy Project in 2013. The majority of the drilling expense in 2014 was due to the phase 1 drilling program at the Klondike Project. The exploration cost in 2013 included approximately $85,000 for land fees versus $45,000 in 2014.
3.	Marketing expenses for the nine months ended September 30, 2013 were approximately $1,369,000 versus $6,000 for the same period in 2014. On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Consulting Agreement was being amortized through July 2013.

4.	The Revaluation of Warrant Liability of $300,150 for the nine months ended September 30, 2014 versus $663,178 for the same period in 2013 resulted in a decrease of $363,028. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.
5.	The asset abandonment in June 2014 was for the Newsboy Project. An independent technical report was completed in February 2014 that showed the project was not economically feasible. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors.

Liquidity and Capital Resources

As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement), we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $8,747,000 as of September 30, 2014. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

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

As of September 5, 2014 the 650,000 stock options issued to Consultants (“Consultants”) were terminated due to non-renewal of their consulting agreements.

As of September 11, 2014 the Board of Directors canceled the remaining granted options in the aggregate amount of 3,810,000. Therefore, there are no outstanding options.

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

With respect to the quarterly period and nine months ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period and the nine months ending September 30, 2014, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

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

Date: November 12, 2014	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)