Form 10-K
period 2014-12-31
Bullfrog Gold Corp.
filed 2015-03-13
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,149,373.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,741,045 shares of common stock, par value $0.0001, were outstanding on March 13, 2015.

TABLE OF CONTENTS

PART I

PART II

PART III

6

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

On December 15, 2014, RMB amended the Facility to extend the repayment date to December 15, 2015. All interest accrued but unpaid as of December 15, 2014 was capitalized and added to the outstanding principal balance.

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. entered into an Option Agreement with Mojave Gold Mining Corporation (“Mojave”). RMM granted Mojave 750,000 common shares and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years.

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

On March 31, 2014, we created a new wholly-owned subsidiary of the Company with the name of Rocky Mountain Minerals Corp. (“RMM”). RMM will be used to account for the exploration costs of the Klondike, patents optioned from Mojave Gold Mining Corp that are adjacent to the Company’s properties in the Bullfrog Mining District and perhaps other properties that may be acquired..

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

Company Overview

We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold and other mineralization primarily in the United States. Our target properties are those that have been the subject of historical exploration. We have acquired Federal patented and unpatented mining claims in Nevada for the purpose of exploration and potential development of gold and silver on a total of approximately 6,240 acres. We plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. The Company has acquired three projects, as described below, but terminated all of its rights and interests in the Newsboy Project effective June 30, 2014.

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

The following is a description of the first four phases of drilling the Company completed from late 2011 through the end of 2013:

PHASE 1:

·	One vertical hole drilled in the basement schist rocks discovered a vein that contained 50 feet (15.2 meters) of 0.084 gold ounces per short ton (opt) (2.9 grams/metric tonne) and 0.18 silver opt (6.1 g/mt), including 5 feet (1.5 m) of 0.39 gold opt (13.5 g/mt) and 0.39 silver opt (13.5 g/mt).

·	Five holes drilled within a 1992 proposed open pit mine area averaged 0.048 gold opt (1.6 g/mt), 1.2 silver opt (41.1 g/mt) and 64 feet in thickness (19.5 m). These results are comparable and confirmatory of adjacent old drill data.

·	Sixteen additional holes were drilled in the large area surrounding the proposed open pit limits. Nine of these holes contained mineralization above the cutoff grade of 0.015 gold opt (0.5 g/mt). A total of 24 drill holes were drilled in Phase 1.
2

PHASE 2:

During May and June 2012 the Company completed 24 additional holes as the second phase drilling program. Below are highlights from the second phase drilling program.

·	Two holes show the high grade mineralization discovered in phase 1 to be tabular with an apparent dip of 15°. As a result, the thickness and tonnage in this area may be an order of magnitude greater than that of a narrow, near vertical vein as initially thought.

·	The pit limit may be expanded accordingly with 20% higher grade gold than the 0.044 gold opt estimated in the 1992 pit.

·	The open area immediately east of these three holes is approximately 800 feet by 1,200 feet and will be drilled to expand this new mineralization and establish its true thickness.

PHASE 3:

·	During the first quarter of 2013, 12 holes were drilled in the Queen of Sheba area located 2.5 miles northwest of the Main Newsboy deposit, 12 holes were drilled in the main deposit area, one hole was drilled on State of Arizona lands under permit, and one hole drilled about ¾ mile north of the Queen of Sheba area.

·	A new angled hole in the Queen of Sheba area was drilled 20 feet north of a hole cored in 1995 and intersected 25 feet of 2.8 gold ounces per short ton (opt) starting at the surface, including a 5-foot interval that averaged 13.9 gold opt. Drill cuttings from this high grade interval have been examined and found to contain free gold in granular and wire forms about 40 mesh in size and within a matrix of quartz and specular hematite.

·	The 12 holes drilled in the Main deposit area were drilled to expand mineralization in the eastern higher grade zone discovered in 2012 and to further define the northeastern perimeter of the open pit proposed in 1992. Eight holes drilled during Phases 1 – 3 in this area contained continuous mineralization that averaged 39 feet in thickness with average grades of 0.054 gold opt and 0.55 silver opt.

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

On December 11, 2012 the Company entered a lease agreement with Vulture View Mine, LLC (“Vulture View”) to lease two patents of approximately 38 acres. As a result the Company’s land position as of January 1, 2013 totals 4,958 acres. The Company paid $20,000 on December 11, 2012 for the first two lease years and agreed to a work commitment of $100,000 to explore the patents and surrounding area during the first lease year. The Company paid Vulture View $10,000 on the second anniversary and $10,000 each year thereafter until termination of the lease, which occurred in mid-2014.

Bullfrog Project

The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold acquired a 100% right, title and interest in and to79 mining claims and two patents that contain approximately 1,650 acres subject to a 3% net smelter royalty.

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. entered into an Option Agreement (“Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This Property is contiguous to the Company’s Bullfrog Gold Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone pit mined by Barrick Gold in the mid 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the Property until the 10th anniversary of the Closing Date, to earn a One Hundred Percent (100%) interest in and to the Property free and clear of all charges encumbrances and claims, save and except a sliding scale NSR Royalty.

In order to maintain in force the working right and Option granted to it, and to exercise the Option, Rocky Mountain granted Mojave 750,000 common shares and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years. The Company proposes to drill 22 holes during 2015 to test for potential mineralization under the Montgomery-Shoshone pit and that may extend onto the Company’s adjacent property.

Klondike Project

The Company acquired the option to purchase the Klondike Project in Nevada in June 2012. The Klondike Project is located in the Alpha Mining District about 40 miles north of Eureka, Nevada. The initial property included 64 unpatented mining claims, to which Bullfrog staked an additional 168 claims for a total of approximately 4,640 acres. During 2014 the Company completed annual maintenance requirements to hold 109 key claims and abandoned 123 claims deemed to have much less potential.

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

At least two styles of mineral deposits exist on the Company’s property:

·	The oldest is a silver-rich, lead-zinc event that appears to be related to a molybdenum porphyry system that is not exposed but indicated by geochemistry and alteration. In this regard, the Klondike claims lie 10 miles north of the Mt. Hope molybdenum mine which is currently under development as one of the world’s largest molybdenum deposits. The Mt. Hope deposit has a halo of silver-zinc mineralization that is typically more than a thousand feet thick and above several thousand feet of molybdenum mineralization. A silver-rich copper event may also be related to this style of mineralization.

·	A later stage Carlin-style gold-arsenic-barite mineralizing event over-printed the earlier silver-zinc-molybdenum system. This event has wide-spread anomalous gold values with arsenic and associated calcite veining. Barite may be related to all events. A new gold discovery is currently being drilled by other companies 10 miles west of the Klondike and may be the continuation of the massive Cortez gold trend.

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
5

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the BLM with respect to mining claims on Federal lands.

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

Employees

As of the date of this filing, we employ 1 full-time employee, our Chief Executive Officer. We have had contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

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

Our properties in Arizona and Nevada are comprised of two patented parcels, three State exploration permits, twelve unpatented placer claims, and four hundred and one unpatented lode claims. These unpatented claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Although the annual payments and filings for these claims, permits and patents have been maintained, we have conducted limited title search on our Klondike and Bullfrog project properties. The uncertainty resulting from not having comprehensive title searches on the properties leaves us exposed to potential title suits. Defending any challenges to our property titles may be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future. Potential conflicts to our mineral claims are discussed in detail elsewhere herein.

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

The local climate in Nevada may impair or prevent us from conducting exploration activities on our properties year round. Because of their rural locations and current limited infrastructure on site, our properties are generally impassible for several days per year as a result of infrequent but significant rain or snow events. The Bullfrog property has occasional snow that can impair exploration activities for a few days per year but would not likely interfere with possible production operations. The elevation of the Bullfrog project ranges from 3,600 to 4,300 feet amsl. The Klondike property ranges in elevation from 6,400 to 7,000 feet amsl. Limited snowfall from November through February may impair exploration activities for a few days per year, but is not expected to significantly impact possible production operations. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

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

We may issue options to purchase up to an aggregate of 4,500,000 shares of common stock under our 2011 Equity Incentive Plan. We also have warrants to purchase 17,048,660 shares of our common stock outstanding (which includes the 7,000,000 warrants that we issued to RMB) and 400,000 shares of Series B Preferred Stock outstanding both of which are convertible into shares of common stock on a one for one basis. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

As our business needs expand, we may need to hire a significant number of employees. This expansion may place a significant strain on our managerial and financial resources. To manage the potential growth of our operations and personnel, we will be required to:

·	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;
·	install enhanced management information systems; and
·	train, motivate and manage our employees.

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

·	changes in our industry;
·	competitive pricing pressures;
·	our ability to obtain working capital financing;
·	additions or departures of key personnel;
·	limited “public float” in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
·	sales of our common stock;
·	our ability to execute our business plan;
·	operating results that fall below expectations;
·	loss of any strategic relationship;
12

·	regulatory developments;
·	economic and other external factors; and
·	period-to-period fluctuations in our financial results.

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

The Company has historically refrained from monitoring or publicly responding to materials that contain inaccurate information. Notwithstanding the general policy of no comment/no monitoring, the Company has become aware of factual inaccuracies that appeared in an article that appeared in The Gold Report on January 11, 2013 entitled: “How to Invest Like a Merchant Bank in High-Risk Resources: Rick Winters” (the “January 11th Article”) that were subsequently republished in an article dated February 6, 2013 entitled: “Bullfrog: This Junior Gold Company Poised to Leapfrog Peers” (the “February 6th Article” and, together with the January 11th Article, collectively, the “Articles”). The Company’s management was not interviewed and did not contribute to the content of the Articles. The Company paid the Gold Report, the publisher of the January 11th Article, a subscription fee of $8,500 per quarter and issued to an affiliate of the author of the February 6th Article, 250,000 restricted shares of its common stock.

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

INVESTORS SHOULD REVIEW CAREFULLY ALL OF THE “RISK FACTORS” CONTAINED IN THIS ANNUAL REPORT BEFORE INVESTING IN OUR COMMON STOCK.

The Company’s management does not support any of the quantitative information, assumptions, statements, calculations and estimates made by Mr. Winters in the Articles and the Company’s management believes that the Articles contain several factual inaccuracies, including, but not limited to, the following statements:

·	“We think there is likely a deposit there that will be around 7 Mt at 1.5 g/t.”; and

·	“If it develops as we think it should, it will be a project that should be producing around 35–40 Koz/year and probably generating annual earnings before interest, taxes, depreciation and amortization of about $25M. On paper at $1,700/oz gold, it preliminarily has a net present value (NPV) at a 5% discount of around $90M in comparison to a market cap of around $11M.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO for a monthly payment of $600 per month. Total rent payments for 2014 and 2013 at this location was $7,200. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

Bullfrog Gold Project

(1) Location

The central part of the Bullfrog Mining District lies approximately 2-1/2 miles northwest of the town of Beatty, which is in southwestern Nevada (Figure 1). Beatty lies 116 miles northwest of Las Vegas, via U.S. Highway 95, and 93 miles south of Tonopah, also via U.S. Highway 95. The property is accessed by traveling 2 miles west from Beatty on Nevada Highway 374, which intersects the southern block of the Company’s claims. The remaining claims are accessed by traveling north for four miles on various improved and unimproved roads to the northern end of the Company’s claims. The 12 patented claims optioned by the Company are shown in lightb green on Figure 1, along with the original holdings of the Company.

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

 On October 29, 2014 (“Closing Date”), Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. (the “Company”) entered into an Option Agreement (“Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims (“Property”) located in Nye County, Nevada. This Property is located adjacent to the Company’s Bullfrog Gold Project in Nevada. Mojave granted to RMM the sole and immediate working right and option with respect to the Property, for the period from the Closing Date of the Option until the 10th anniversary of the Closing Date, to earn a One Hundred Percent (100%) interest in and to the Property free and clear of all charges encumbrances and claims, save and except for the Royalty.

In order to maintain in force the working right and Option granted to it, and to exercise the Option, Rocky Mountain granted Mojave 750,000 common shares and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years.

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

Upon receipt of BLM approval, drilling would start soon thereafter. The geological justifications for the proposed exploration program are:

·	Our property includes the northwest half of the Montgomery-Shoshone open pit that was mined in the late 1990’s and this area has significant potential for vertical and lateral mineral extensions. It is noted that when previous production operations in the District were shut down, the price of gold was less than $300 per ounce compared to the current price near $1,200 per ounce. The previous operator also did not control the Providence patent and Lucky Queen claim that are adjacent to the Montgomery-Shoshone open pit and five other claims in the area which are now part of the Company’s property.

·	Several mineralized trends and structures occur on other areas of the Company’s property that further justify additional drilling, see Figure 1.
20

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
Interstate 80
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
Eureka
Ely
Tonopah
Location Map of the Klondike Property of Bullfrog Gold Corp

Figure 1.

(2) Title & Holding Requirements

On June 11, 2012, Standard Gold and Arden Larson (“Larson”) entered into an Option to Purchase and Royalty Agreement pursuant to which Larson granted to Standard Gold, the sole and immediate working right and option to earn a One Hundred Percent (100%) interest in and to the Klondike Project property free and clear of all charges encumbrances and claims. In order to maintain the working right and option, Standard Gold is obligated to pay Larson an aggregate of $575,000 over a 10-year period to maintain the option plus net smelter royalties from the claims and an area of interest.

(3) History

The Alpha Mining District was organized about 1877 but no significant activity occurred until 1895. There is no record of production but tonnages were small. A second period of activity began with the discovery of the Old Whelan Mine, which was believed to have shipped to Salt Lake City, Utah. The Prince of Wales Mine produced copper sulfide ores from shallow workings during World War I. Since then the district has been idle but was evaluated in detail in 1977 by W. Van der Ley, a consulting geologist. During 2010 until mid-2012 Arden Larson, Geologist, investigated the property and staked the first 64 claims. Since then Standard Gold staked an additional 168 claims to cover most of the Alpha Mining District. During 2014 the Company completed annual maintenance requirements to hold 109 key claims and abandoned 123 claims deemed to have much less potential.

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

Year 2014	High	Low
First Quarter	$0.13	$0.08
Second Quarter	$0.10	$0.06
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.03	$0.01

Year 2013	High	Low
First Quarter	$0.51	$0.27
Second Quarter	$0.30	$0.14
Third Quarter	$0.32	$0.18
Fourth Quarter	$0.35	$0.10

Holders

On the approximate date of this filing:

o	The closing price of our common stock as reported on the OTCQB Marketplace was $0.01 per share.

o	We had approximately 700 holders of record of common stock.

o	45,741,045 shares of our common stock were issued and outstanding and 400,000 shares of preferred stock were issued and outstanding.

o	We had outstanding warrants to purchase 17,048,660 shares of common stock.

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

All previously issued options have been terminated.

Unregistered Sales of Equity Securities

Sales by Bullfrog Gold Corp.

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

On June 4, 2013, the Company issued Arden Larson 80,000 units (“Larson Units”), with each Larson Unit consisting of one (1) share of the Company’s Common Stock and a warrant at a purchase price of Twenty-Five Cents ($0.25) per Larson Unit for a total of $20,000. Each Larson Unit consists of: (i) one (1) share of the Company’s Common Stock and (ii) a three (3) year warrant to purchase a share at a per share exercise price of $0.35. The Larson Units were issued along with cash of $10,000 in settlement of a lease payment. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof based on the lack of any general solicitation or advertising in connection with the sale of the shares; the investor is purchasing the shares for its own account and without a view to distribute them; and the Company's issuance of the shares with a restrictive legend.

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

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. entered into an Option Agreement with Mojave Gold Mining Corporation (“Mojave”). RMM granted Mojave 750,000 common shares and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Twelve Months Ended
	12/31/14	12/31/13

Revenue	$ -	$ -

Operating expenses
General and administrative	456,740	971,138
Exploration costs	338,188	865,474
Marketing	6,990	1,370,255
Loss on asset abandonment	1,500,400	-

Total operating expenses	2,302,318	3,206,867

Net operating loss	(2,302,318)	(3,206,867)

Gain (loss) on extinguishment of debt	15,500	(6,845)
Interest expense	(836,552)	(762,737)
Revaluation of warrant liability	300,600	1,431,844

Net loss	$ (2,822,770)	$ (2,544,605)

We are still in the exploration stage and have no revenues to date.

During the year ended December 31, 2014 we had a net loss of $2,882,770 compared to a net loss of $2,544,605 for the year ended December 31, 2013. The increase in net loss of $278,165 is due primarily to:

1.	The decrease of approximately $514,000 in the general and administrative expenses is due to approximately $216,000 stock option compensation that was expensed in 2013 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued. There was also a decrease in professional fees of approximately $160,000. The expense in 2013 related to the forms that were filed with SEC, such as 8K, S1 amendments and 10Q. Each of these forms increased our legal and filing fees.
2.	The drilling expense in 2013 was due to the phase 3 drilling program at the Newsboy Project with a cost to complete the program of approximately $500,000 at the Newsboy Project in 2013. The majority of the drilling expense in 2014 was due to the phase 1 drilling program at the Klondike Project. The exploration cost in 2013 included approximately $85,000 for land fees versus $45,000 in 2014.
3.	Marketing expenses for the twelve months ended December 31, 2013 were approximately $1,370,000 versus $7,000 for the same period in 2014. On December 17, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with Antibes International Corp. ("Antibes") to provide management consulting, business advisory, shareholder information and public relations services to the Company. In connection with the Consulting Agreement, the Company paid Antibes $500,000 from the proceeds of a private placement that was completed on December 17, 2012. On January 31, 2013, the Company amended the Consulting Agreement with Antibes to reduce the aggregate cash compensation payable thereunder from $1 million to $900,000 and paid the remaining $400,000 from the proceeds of the February 2013 Private Placement. The Consulting Agreement was being amortized through July 2013.
4.	The Revaluation of Warrant Liability of $300,600 for the twelve months ended December 31, 2014 versus $1,431,844 for the same period in 2013 resulted in a decrease of $1,131,244. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.
5.	The asset abandonment in June 2014 was for the Newsboy Project. An independent technical report was completed in February 2014 that showed the project was not economically feasible. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors.

Liquidity and Capital Resources

As a result of the 2011 Private Placement of $3,650,900 (which includes the conversion of debt owed by the Company in the aggregate amount of $940,900 which was converted on a dollar for dollar basis into the 2011 Private Placement), we received net cash proceeds of $2,710,000. Losses from operations have been incurred since inception and there is an accumulated deficit of approximately $9,005,500 as of December 31, 2014. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. As part of the 2012 Private Placement the following was received (i) on November 19, 2012, we sold an aggregate of 4,300,000 units with gross proceeds to the Company of $1,075,000 to six accredited investors pursuant to a subscription agreement and (ii) on December 17, 2012, we sold an aggregate of 2,000,000 units with gross proceeds to the Company of $500,000 to three accredited investors pursuant to a subscription agreement.

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

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet. Phase 4 drilling of 86 shallow holes was completed in December 2013. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. As of December 31, 2014 we have operating cash of approximately $1,000 and have a loan balance with RMB of approximately $2,545,000. As per the Facility the RMB draw down period expired on March 31, 2014, therefore we will not submit any additional draw down requests to RMB.

The Company did not utilize the full Facility amount from RMB and will need to raise additional funds to pay off the Facility amount when due, December 15, 2015. Since September 30, 2011, the Company has received gross equity proceeds of approximately $5,300,000 and plans to continue to raise funds through private placements.

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

As of June 11, 2013 the Company spent approximately $86,000 on the Klondike Project, therefore in accordance with the option agreement the Company paid Mr. Larson half of the work commitment shortage. In May 2014, we started a phase 1 drill program at the Klondike Project and have met the work commitment minimum for 2014. Notwithstanding the above, the Company may terminate the Klondike Project at any time.

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

We have no revenues and do not expect to have revenues in 2015. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB. To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Bullfrog Project as part of the Facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2014, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2014, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 31, 2014, and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	73	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	63	Chairman

David Beling

Mr. Beling, was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 27, 2011. Mr. Beling has been a management consultant with D C Beling & Associates, LLC since January 1, 2011 and was Executive Vice President and Chief Operating Officer of Geovic Mining Corp. (TSXV) from January 1, 2004 through December 31, 2010. Mr. Beling has served as a member of the board of directors of NioCorp Developments Ltd., formerly Quantum Rare Earths Dev. Corp (TSXV) since June 6, 2011 and Animas Resources Ltd.(TSXV) since June 5, 2012 . Mr. Beling was a member of the Boards of Directors of Coyote Resources, Inc. (OTCBB) from March 17, 2011 until September 2011, Romarco Minerals, Inc. (TSX) until September 2009 and Rare Element Resources (TSXV) until March 2008. Mr. Beling was the President and COO of AZCO Mining Inc. (TSXV: AMEX) from 1992 through 1996 and the Senior Vice President of Hycroft Resources & Dev. Inc. (VSX) from 1987 until 1992. He previously worked for several major US and junior Canadian mining companies. Mr. Beling was chosen as a director of the Company based on his extensive professional, management and executive experience in the mining industry, particularly with the evaluation, development and production of several precious metal projects.

Alan Lindsay

Mr. Lindsay was appointed as the Company’s Chairman on July 27, 2011. Mr. Lindsay continues to serve on the Board of Terra Firma Resources Inc. (TSXV) since August 2011. Mr. Lindsay is the co-founder of Uranium Energy Corp. in 2005 and continues to serve as its Chairman. He is also a founder of MIV Therapeutics Inc. ("MIVT") and from 2001 to January 2008 served as the Chairman, President and CEO. Mr. Lindsay was a founder of AZCO Mining Inc. (TSX:AMEX) and served as Chairman, President and CEO from 1992 to 2000. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with gold discoveries. Mr. Lindsay was Chairman of TapImmune from 2007 to 2009 and helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia. Mr. Lindsay was a Director of Strategic American Oil Corporation from 2007-2010. Mr. Lindsay also served on the Board of Hana Mining Ltd. from 2005 to 2008. Mr. Lindsay was chosen to be a director of the Company based on his general industry experience.

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

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

·	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
·	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
·	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2014 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Code of Ethics

We have adopted a code of ethics, which is available at our website or upon request to management.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2014, but did take action by unanimous written consent in lieu of meetings on several occasions.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013	$200,000	--	--	$19,756	--	--	--	$219,756
	2014	$200,000	--	--	--	--	--	--	$200,000

* Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards At Year End December 31, 2014

 None

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

As of September 2014 the Board of Directors canceled the granted options in the aggregate amount of 4,460,000. Therefore, there are no outstanding options.

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

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of the approximate date of this filing regarding the beneficial ownership of our common stock by

•	each person or entity who, to our knowledge, owns more than 5% of our common stock;
•	our executive officers;
•	each director; and
•	all of our executive officers and directors as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or dispositive power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

As of the approximate date of this filing we had 45,741,045 shares outstanding.

Name and Address	Shares Owned	Percentage

David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	2,600,000	5.7
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	1,108,859	2.4
Barry Honig (3) 4400 Biscayne Blvd #850 Miami, FL 33137	2,873,394	6.3
Lindsay Capital Corp. (4) 802 Grand Pavillion Commercial Centre West Bay Road Grand Cayman, Cayman Islands KY1-1204	2,552,810	5.6
Alpha Capital Anstalt (5) Pradafant 7 9490 Furstentums Vaduz, Liechtenstein	2,500,000	5.5

All executive officers and directors as a group (2 persons) (1) (2)	3,708,859	8.1

(1)	Includes the following: · 2,200,000 shares held by the Beling Family Trust of which David Beling has voting and dispositive power · 400,000 shares held by David Beling
(2)	Represents 1,108,859 shares of common stock, including 151,874 shares of common stock held by Mr. Lindsay’s wife.
(3)

Includes the following:

·         50,000 shares of common stock held by GRQ Consultants, Inc. (“GRQ”)

·         2,573,394 shares of common stock held by GRQ Consultants, Inc. 401k Plan (“GRQ 401k Plan”)

·         250,000 shares of common stock held by GRQ Consultants, Inc. Defined Benefit Plan (“GRQ Defined Benefit Plan”).

Excludes the following:

·         Warrants to purchase 187,500 shares of common stock at $0.40 per share and warrants to purchase 800,000 shares of common stock at $0.35 per share held by Mr. Honig.

·         Warrants to purchase 500,000 shares of common stock at $0.40 per share and warrants to purchase 804,600 shares of common stock at $0.35 per share held by GRQ 401k Plan.

·         Warrants to purchase 125,000 shares of common stock at $0.40 per share held by GRQ Defined Benefit Plan.

·         788,461 shares of common stock held in UTMA accounts of Mr. Honig’s children, over which accounts Mr. Honig has no voting or dispositive power.

·         Warrants to purchase 125,000 shares of common stock at $0.40 per share held in UTMA accounts of Mr. Honig’s children, over which accounts Mr. Honig has no voting or dispositive power.

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

(4)

Oliver Lindsay holds voting and dispositive power over shares held by Lindsay Capital Corp. Represents 2,552,810 shares of common stock.

Excludes warrants to purchase 1,840,060 shares of common stock at $0.35 per share.

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

As of September 2014 the Board of Directors canceled the granted options in the aggregate amount of 4,460,000. Therefore, there are no outstanding options.

Pursuant to Mr. Beling’s employment contract with the Company, the Company will reimburse Mr. Beling $600 per month for space used for the Company’s current principal executive office.

The Company has accrued Mr. Beling’s salary since June 2014, in the amount of $134,000 as of December 31, 2014. Mr. Beling has submitted expense reports that remain unpaid as of December 31, 2014 in the amount of $75,023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2014 and 2013, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $38,000 and $48,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2014 and 2013, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2014 and 2013, there was approximately $3,000 and $4,500, respectively billed for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2014 and 2013, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15. EXHIBITS

(a)(1)(2)	Financial Statements: See index to financial statements and supporting schedules.

(a)(3)	Exhibits:

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(2)	Amended and Restated Bylaws
10.1	(1)	Form of 2011 Subscription Agreement
10.2	(3)	Form of 2011 Registration Rights Agreement
10.3	(3)	Form of 2011 Warrant
10.4	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.6	(1)	Stock Purchase Agreement (Split-off)
10.7	(3)	Form of Directors and Officers Indemnification Agreement
10.8	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.9	(3)	Form of 2011 Incentive Stock Option Agreement
10.10	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.11	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.12	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.13	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.14	(1)	Promissory Note
10.15	(1)	Employment Agreement between the Company and Mr. David Beling
10.16	(1)	Consulting Agreement between the Company and Clive Bailey
10.17	(1)	Consulting Agreement between the Company and Robert Allender
10.18	(4)	Form of 2012 Subscription Agreement
10.19	(4)	Form of 2012 Registration Rights Agreement
10.20	(4)	Form of 2012 Warrant
10.21	(5)	Facility Agreement dated December 10, 2012
10.22	(5)	Security Agreement dated December 10, 2012 entered into by the Company
10.23	(5)	Security Agreement dated December 10, 2012 entered into by Standard Gold
10.24	(5)	Pledge Agreement dated December 10, 2012 entered into by the Company
10.25	(5)	Form of RMB Warrant
45

10.26	(6)	Consulting Agreement dated December 17, 2012 entered into by the Company and Antibes International Corp.
10.27	(8)	Consulting Agreement between the Company and Joe Wilkins
10.28	(9)	Form of February 2013 Registration Rights Agreement
14.1	(7)	Code of Ethics
16.1	(1)	Letter from Bernstein & Pinchuk
21	(2)	List of Subsidiaries
31	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins		XBRL Instance Document
101.sch		XBRL Taxonomy Schema Document
101.cal		XBRL Taxonomy Calculation Document
101.def		XBRL Taxonomy Linkbase Document
101.lab		XBRL Taxonomy Label Linkbase Document
101.pre		XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to the Form S-1/A, filed with the SEC on December 18, 2012
(2)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2011
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on October 6, 2011
(4)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 20, 2012
(5)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 12, 2012
(6)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 17, 2012
(7)	Incorporated by reference to the Annual Report on Form 10-K, filed with the SEC on February 27, 2012
(8)	Incorporated by reference to the Form S-1/A, filed with the SEC on March 27, 2013
(9)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 4, 2013
(10)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 24, 2014

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2015	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	March 13, 2015
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	March 13, 2015
ALAN LINDSAY

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Bullfrog Gold Corp.

Grand Junction, CO

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiaries ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullfrog Gold Corp. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $9,005,550 and a working capital deficit of $2,759,069 at December 31, 2014. Additionally, net cash used in operating activities was $653,542 for the year ended December 31, 2014, and the Company has experienced recurring losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

March 13, 2015

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	12/31/14	12/31/13
Assets

Cash	$790	$207,332
Restricted cash	—	500,000
Deposits	10,682	24,854
Prepaid expenses	—	22,311
Total current assets	11,472	754,497

Other assets
Mineral properties	246,300	1,680,700
Deferred financing fees	14,666	616,888
Total other assets	260,966	2,297,588

Total assets	$272,438	$3,052,085

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$16,846	$75,972
Related party payable	209,013	—
Note payable	2,544,598	2,600,000
Other liabilities	84	10,192
Total current liabilities	2,770,541	2,686,164

Long term liabilities
Accrued interest	18,336	300,620
Warrant liability	20	300,620
Note payable	220,000	—
Total long term liabilities	238,356	300,620

Total liabilities	3,014,907	2,986,784

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value; Series B 400,000 issued and outstanding as of 12/31/14 and 12/31/13	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 45,741,045 and 44,991,045 shares issued and outstanding as of 12/31/14 and 12/31/13, respectively	4,574	4,499
Additional paid in capital	6,258,467	6,243,542
Accumulated deficit	(9,005,550)	(6,182,780)

Total stockholders' equity (deficit)	(2,742,469)	65,301

Total liabilities and stockholders' equity (deficit)	$272,438	$3,052,085

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

	Twelve Months Ended
	12/31/14	12/31/13

Revenue	$ -	$ -

Operating expenses
General and administrative	456,740	971,138
Exploration costs	338,188	865,474
Marketing	6,990	1,370,255
Loss on asset abandonment	1,500,400	-

Total operating expenses	2,302,318	3,206,867

Net operating loss	(2,302,318)	(3,206,867)

Gain (loss) on extinguishment of debt	15,500	(6,845)
Interest expense	(836,552)	(762,737)
Revaluation of warrant liability	300,600	1,431,844

Net loss	$ (2,822,770)	$ (2,544,605)

Weighted average common shares outstanding – basic and diluted	45,116,045	42,666,302

Loss per common share – basic and diluted	$ (0.06)	$ (0.06)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2014 and 2013

	Preferred		Common
	Stock		Stock		Additional		Total
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012	5,004,600	$500	37,766,385	$3,777	$5,231,233	$(3,638,175)	$1,597,335

Stock-based compensation					575,270		575,270
Issuance of Common stock for services, January 2013			400,000	40	159,960		160,000
Conversion of preferred to common stock, January 2013	(2,312,500)	(231)	2,312,500	231			—
Issuance of stock and warrants in private placement, February 2013			1,800,060	180	179,045		179,225
Issuance of stock and warrants in private placement, June 2013			100,000	10	19,319		19,329
Issuance of stock and warrants for lease payment, June 2013			80,000	8	26,837		26,845
Conversion of preferred to common stock, July 2013	(1,604,600)	(160)	1,604,600	160			—
Issuance of stock and warrants in private placement, August 2013			200,000	20	49,980		50,000
Issuance of stock and warrants in private placement, October 2013			40,000	4	9,996		10,000
Conversion of preferred to common stock, November 2013	(687,500)	(69)	687,500	69			—
Reclassification to warrant liability due to modification of warrants, December 2013					(8,098)		(8,098)
F-5

Net loss for the year ended December 31, 2013						(2,544,605)	(2,544,605)

Balance, December 31, 2013	400,000	$40	44,991,045	$4,499	$6,243,542	$(6,182,780)	$65,301

Issuance of Common stock for mineral claim purchase option, October 2014			750,000	75	14,925		15,000
Net loss for the year ended December 31, 2014						(2,822,770)	(2,822,770)

Balance, December 31, 2014	400,000	$40	45,741,045	$4,574	$6,258,467	$(9,005,550)	$(2,742,469)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	12/31/14	12/31/13

Cash flows from operating activities
Net loss	$(2,822,770)	$(2,544,605)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on extinguishment of debt	(15,500)	6,845
Revaluation of warrant liability	(300,600)	(1,431,844)
Loss on asset abandonment	1,500,400	—
Stock-based compensation	—	575,270
Stock issued for services	—	160,000
Amortization of deferred financing fees	624,222	653,796
Change in operating assets and liabilities:
Deposits	14,172	(11,510)
Prepaid expenses	22,311	456,493
Accounts payable	37,397	(8,943)
Accrued interest	162,934	—
Other liabilities	123,892	1,730

Net cash used in operating activities	(653,542)	(2,142,768)

Cash flows from investing activity
Acquisition of mineral properties	(51,000)	(460,000)

Cash flows from financing activities
Proceeds from private placement of common stock, preferred stock and warrants, net of fees	—	535,015
Proceeds from notes payable	520,000	2,171,852
Payment of deferred financing fees	(22,000)	—

Net cash provided by financing activities	498,000	2,706,867

Net increase (decrease) in cash	(206,542)	104,099

Cash, beginning of period	207,332	103,233

Cash, end of period	$790	$207,332

Supplemental disclosure of cash flow information
Cash paid during period for interest	$102,421	$108,941
Stock issued for mineral property rights	$15,000	$20,000
Note payable ($446,974) and accrued interest ($53,026) paid with restricted cash	$500,000	$—
Accrued interest capitalized to note payable	$91,572	$—

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,006,000 as of December 31, 2014. Additionally, the Company had a negative working capital of approximately $2,759,000 at December 31, 2014. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

The Company has no revenues and does not expect to have revenues in 2015. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB Australia Holdings Limited (“RMB”). To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Bullfrog Project as part of the Facility.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2014, the Company’s cash balance was approximately $1,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the year ended December 31, 2014 and 2013, the Company incurred exploration costs of approximately $338,000 and $865,000, respectively. Costs of property acquisitions are being capitalized.

The Company entered an Option to Purchase the Newsboy Gold Project in September 2011, at which time the gold price was near $1,900 per ounce. Since then the Company completed four exploration programs that included 27,201 feet of drilling in 160 holes to test potential expansions to an open pit mine proposed in 1992 and at priority exploration targets within 3 miles of the main deposit. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors. A loss on asset abandonment of $1,500,400 was recorded in 2014 related to the Newsboy Project.

Deferred Financing Fees

RMB Facility

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method. Amortization of deferred financing fees included in interest expense during twelve months ended December 31, 2014 and 2013 was approximately $617,000 and $654,000, respectively.

NPX Convertible Note

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the year ended December 31, 2014 was approximately $7,000.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of December 31, 2014 and 2013. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2014 or 2013. The periods ended December 31, 2014, 2013, 2012 and 2011 are open to examination by taxing authorities.

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

Net Loss per Common Share

Net losses were reported during the year’s ended December 31, 2014 and 2013. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	12/31/14	12/31/13
Stock options	0	4,460,000
Warrants	17,048,660	21,392,285
Preferred stock	400,000	400,000
Convertible note payable	880,000	0

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

The FASB issued Accounting Standard Update (“ASU”) to amend the authoritative literature in ASC. ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation in September 2014 aims to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities by removing all incremental financial reporting requirements from development stage entities. Users of financial statements of development stage entities determined that the development stage entity distinction, the inception-to-date information and certain other disclosure has limited relevance and is generally not useful. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014. We have elected early adoption of ASU 2014-10 for this filing. We have provided additional disclosures as described in the paragraphs under ASC 275 “Risks and Uncertainties” as required by the ASU.

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

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. entered into an Option Agreement (“Option”) with Mojave Gold Mining Corporation (“Mojave”). In order to maintain in force the working right and Option granted to it, and to exercise the Option, Rocky Mountain granted Mojave 750,000 common shares of the Company.

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

As of December 31, 2014 all issued shares of Series A Preferred Stock have been converted into common stock.

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

As of December 31, 2014 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock remaining.

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

A summary of the December 2013 Options is presented below:

December 2013 Options	Options	Strike Price	Term
Officer	250,000	$0.15	10 years	(1)
Officer	100,000	$0.15	10 years
Consultant	50,000	$0.15	10 years
TOTAL	400,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.

The Black Scholes option pricing model was used to estimate the fair value of $31,610 of the December 2013 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
400,000	$0.15	5 years	69.3%	1.68%	$31,610

A summary of the stock options as of December 31, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	4,060,000	$0.40	9.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2012	4,060,000	$0.40	8.75	-
Granted	400,000	0.15	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2013	4,460,000	$0.38	7.95	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	4,460,000	$0.38	-	-
Balance at December 31, 2014	-	-	-	-
Options exercisable at December 31, 2014	-	-	-	-
Options vested at December 31, 2014	-	-	-	-

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

	Closing date of private placement
	09/30/11	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2011	$2,361,925	$—	$—	$—	$—	$—	$—	$2,361,925
Issuance of derivative warrants in private placement	—	1,345,150	312,978	—	—	—	—	1,658,128
Exercise or expiration	—	—	—	—	—	—	—	—
Change in fair value of warrant liability	(2,288,374)	(282,499)	72,276	—	—	—	—	(2,498,597)
Reclassification of warrant from liability to equity	(73,551)	—	—	—	—	—	—	(73,551)
Ending balance at December 31, 2012	—	1,062,651	385,254	—	—	—	—	1,447,905
Issuance of derivative warrants in private placement	—	—	—	270,790	5,671	—	—	276,461
Exercise or expiration	—	—	—	—	—	—	—	—
Reclassification of warrant from equity to liability	—	—	—	—	—	6,714	1,384	8,098
Change in fair value of warrant liability	—	(893,050)	(323,458)	(210,654)	(3,373)	(1,121)	(188)	(1,431,844)
Ending balance at December 31, 2013	—	169,601	61,796	60,136	2,298	5,593	1,196	300,620
Change in fair value of warrant liability	—	(169,588)	(61,791)	(60,134)	(2,298)	(5,593)	(1,196)	(300,600)
Ending balance at December 31, 2014	$—	$13	$5	$2	$—	$—	$—	$20

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/2013	12/31/2014
Fair market value of common stock	$0.14	$0.01
Exercise price	$0.35	$0.35
Term (1)	(4)	(6)
Volatility range (2)	(5)	(7)
Risk-free rate (3)	0.78%	0.67%

February 2013 Private Placement	12/31/2013	12/31/2014
Fair market value of common stock	$0.14	$0.01
Exercise price	$0.35	$0.35
Term (1)	3.11 Years	2.11 Years
Volatility range (2)	69.20%	64.69%
Risk-free rate (3)	0.78%	0.67%

June 2013 Private Placement	12/31/2013	12/31/2014
Fair market value of common stock	$0.14	$0.01
Exercise price	$0.35	$0.35
Term (1)	2.48 Years	1.48 Years
Volatility range (2)	71.10%	71.47%
Risk-free rate (3)	0.78%	0.67%

August 2013 Private Placement	12/31/2013	12/31/2014
Fair market value of common stock	$0.14	$0.01
Exercise price	$0.35	$0.35
Term (1)	2.63 Years	1.63 Years
Volatility range (2)	70.50%	71.65%
Risk-free rate (3)	0.78%	0.67%

October 2013 Private Placement	12/31/2013	12/31/2014
Fair market value of common stock	$0.14	$0.01
Exercise price	$0.35	$0.35
Term (1)	2.78 Years	1.78 Years
Volatility range (2)	70.40%	73.33%
Risk-free rate (3)	0.78%	0.67%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.88 years, and the December 17, 2012 closing date was 2.96 years.
(5)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 69.7%, and the December 17, 2012 closing date was 69.2%.
(6)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 1.88 years, and the December 17, 2012 closing date was 1.96 years.
(7)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 72.2%, and the December 17, 2012 closing date was 71.0%.

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

NOTE 4 – NOTE PAYABLE

 RMB Facility

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which is December 10, 2014. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. During the quarter ended June 30, 2014 the $500,000 restricted cash account was applied to the quarterly interest payment and the principal balance. This resulted in an RMB note payable balance of approximately $2,545,000. As previously discussed the Newsboy Project was terminated, and therefore the only collateral remaining for the RMB note is the Bullfrog Project with a December 31, 2014 balance of approximately $100,000.

On December 15, 2014, RMB amended the Facility to extend the repayment date to December 15, 2015. All interest accrued but unpaid as of December 15, 2014 is to be capitalized and added to the outstanding principal balance.

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

The fair value of the warrants were calculated to be $1,063,592 and were classified as deferred financing fees that was amortized for 24 months from the Closing Date of the RMB Facility.

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

Should the Company choose not to maintain the work commitment and option to the property the Company can forego future payments to Mr. Larson without penalty. As of June 11, 2013 the Company spent approximately $86,000 on the Klondike Project, therefore in accordance with the option agreement the Company paid Mr. Larson half of the work commitment shortage. The 2014 work commitment was met therefore no additional payment was due to Mr. Larson

NOTE 6 – INCOME TAXES

The effective income tax rate for the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
Federal statutory income tax rate	(35.0%)	(35.0%)
Cancelation of stock options	22.9%	0.00%
Permanent exclusion of warrant liability gains	(34.5%)	0.00%
Other permanent differences	(3.7%)	25.4%
Increase in valuation allowance	50.3%	9.6%
Net income tax provision (benefit)	-	-

The components of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Federal and state net operating loss carryovers	$2,268,770	$1,599,061
Mineral property	193,372	182,941
Stock compensation	-0-	645,334
Issuance of warrants for loan fees	361,750	-0-
Accrued expenses	46,900	3,567
Total deferred tax asset	$2,870,792	$2,430,903
Deferred tax liabilities:
Warrant liability	$-0-	$(981,311)
Total deferred tax liabilities	-0-	(981,311)

Net deferred tax asset	2,870,792	1,449,592
Less: valuation allowance	(2,870,792)	(1,449,592)

Deferred tax asset	$-0-	$-0-

The Company has approximately a $6,482,000 net operating loss carryover as of December 31, 2014. The net operating loss may offset against taxable income through the year ended December 31, 2034. A portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2014, as the likelihood of the realization of the tax benefits cannot be determined. The valuation allowance increased by $1,421,200 and $244,212 for the years ended December 31, 2014 and 2013, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado. We are not subject to income tax examinations by tax authorities for years before 2011 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.