Form 10-K/A
period 2014-12-31
Bullfrog Gold Corp.
filed 2015-03-18
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report for the period ended December 31, 2014 filed on March 13, 2015 (the “Original 10-K”) of Bullfrog Gold Corp. (the “Company”). The Company is filing this Amendment for the sole purpose of correcting typographical errors on the Company’s consolidated balance sheets for the years ended December 31, 2014 & 2013 and inclusion of exhibits 31 & 32.  For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety as amended where necessary to reflect the Amendment.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 13, 2015. The Original 10-K has not been amended or updated to reflect events occurring after March 13, 2015, except as specifically set forth in this Amendment.

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

/S/ PETERSON SULLIVAN LLP

March 13, 2015

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	12/31/14	12/31/13
Assets

Cash	$790	$207,332
Restricted cash	—	500,000
Deposits	10,682	24,854
Prepaid expenses	—	22,311
Total current assets	11,472	754,497

Other assets
Mineral properties	246,300	1,680,700
Deferred financing fees	14,666	616,888
Total other assets	260,966	2,297,588

Total assets	$272,438	$3,052,085

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$22,856	$75,972
Related party payable	209,013	—
Note payable	2,544,598	2,600,000
Other liabilities	84	10,192
Total current liabilities	2,776,551	2,686,164

Long term liabilities
Accrued interest	18,336	---
Warrant liability	20	300,620
Note payable	220,000	—
Total long term liabilities	238,356	300,620

Total liabilities	3,014,907	2,986,784

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value; Series B 400,000 issued and outstanding as of 12/31/14 and 12/31/13	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 45,741,045 and 44,991,045 shares issued and outstanding as of 12/31/14 and 12/31/13, respectively	4,574	4,499
Additional paid in capital	6,258,467	6,243,542
Accumulated deficit	(9,005,550)	(6,182,780)

Total stockholders' equity (deficit)	(2,742,469)	65,301

Total liabilities and stockholders' equity (deficit)	$272,438	$3,052,085

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