Form 10-Q
period 2015-03-31
Bullfrog Gold Corp.
filed 2015-05-04
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,741,045 shares of common stock, par value $0.0001, were outstanding on May 1, 2015.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(unaudited)

Assets	3/31/15	12/31/14

Current assets
Cash	$821	$790
Deposits	10,682	10,682
Total current assets	11,503	11,472

Other assets
Mineral properties	246,300	246,300
Deferred financing fees	11,916	14,666
Total other assets	258,216	260,966

Total assets	$269,719	$272,438

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$34,850	$22,856
Related party payable	286,403	209,013
Note payable	2,590,752	2,544,598
Other liabilities	—	84
Total current liabilities	2,912,005	2,776,551

Long term liabilities
Accrued interest	25,212	18,336
Warrant liability	112	20
Note payable	220,000	220,000
Total long term liabilities	245,324	238,356

Total liabilities	3,157,329	3,014,907

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value; Series B 400,000 issued and outstanding as of 3/31/15 and 12/31/14, respectively	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 45,741,045 shares issued and outstanding as of 3/31/15 and 12/31/14, respectively	4,574	4,574
Additional paid in capital	6,336,512	6,258,467
Accumulated deficit	(9,228,736)	(9,005,550)

Total stockholders' equity (deficit)	(2,887,610)	(2,742,469)

Total liabilities and stockholders' equity (deficit)	$269,719	$272,438

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three Months Ended
	3/31/15	3/31/14

Revenue	$—	$—

Operating expenses
General and administrative	167,315	145,012
Exploration costs	—	82,904
Marketing	—	2,796

Total operating expenses	167,315	230,712

Net operating loss	(167,315)	(230,712)

Gain on extinguishment of debt	—	15,500
Interest expense	(55,779)	(212,845)
Revaluation of warrant liability	(92)	180,525

Net loss	$(223,186)	$(247,532)

Weighted average common shares outstanding – basic and diluted	45,741,045	44,991,045

Loss per common share – basic and diluted	$(0.00)	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Three Months Ended
	3/31/15	3/31/14

Cash flows from operating activities
Net loss	$(223,186)	$(247,532)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	—	(15,500)
Capitalized interest to note payable	46,154	—
Revaluation of warrant liability	92	(180,525)
Stock-based compensation	78,045	—
Amortization of deferred financing fees	2,750	163,449
Change in operating assets and liabilities:
Prepaid expenses	—	7,437
Accounts payable	11,994	(37,540)
Related party payable	77,390	634
Accrued interest	6,876
Other liabilities	(84)	—

Net cash used in operating activities	31	(309,577)

Cash flows from financing activity
Proceeds from notes payable	—	300,000

Net cash provided by financing activity	—	300,000

Net increase (decrease) in cash	31	(9,577)

Cash, beginning of period	790	207,332

Cash, end of period	$821	$197,755

Supplemental disclosure of cash flow information
Cash paid during period for interest	$—	$49,396

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”, “we”, “our”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 4,380 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2014 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,229,000 as of March 31, 2015. Additionally, the Company had negative working capital of approximately $2,901,000 at March 31, 2015. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

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

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation for losses up to $250,000. At March 31, 2015, the Company’s cash balance was approximately $1,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2015 and 2014, the Company incurred exploration costs of approximately $0 and $83,000, respectively. Costs of property acquisitions are being capitalized.

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

Deferred Financing Fees

RMB Facility

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and were amortized over the life of the Facility using the effective interest method through December 31, 2014. Amortization of deferred financing fees included in interest expense during both the three months ended March 31, 2015 and 2014 was approximately $0 and $163,000.

NPX Convertible Note

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the three months ended March 31, 2015 was approximately $2,750.

Related Party Payable

The Company’s Chief Executive Officer and President, Dave Beling, has advanced the Company funds to pay for current expenses. Advances as of March 31, 2015 and December 31, 2014 of $286,403 and $209,013, respectively, are due on demand and bear no interest.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of March 31, 2015 and December 31, 2014. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2015 or December 31, 2014. The periods ended December 31, 2014, 2013, 2012 and 2011 are open to examination by taxing authorities.

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

Net Loss per Common Share

Net losses were reported during the quarterly period ended March 31, 2015 and 2014. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	3/31/15	3/31/14
Stock options	4,500,000	4,460,000
Warrants	17,048,660	21,392,285
Preferred stock	400,000	400,000
Convertible note payable	880,000	-

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

Recent Sales of Unregistered Securities

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

As of March 31, 2015 all issued shares of Series A Preferred Stock have been converted into common stock.

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

As of March 31, 2015 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock outstanding.

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

There were a total of 4,060,000 non-qualified stock options granted in September 2011 (the “September 2011 Options”).

There were a total of 400,000 non-qualified stock options granted in December 2013 (the “December 2013 Options”).

All September 2011 Options and December 2013 Options were fully vested when they were canceled in September 2014.

There were a total of 4,500,000 options granted in March 2015 (the “March 2015 Options”), these options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized.

A summary of the March 2015 Options is presented below:

March 2015 Options	Options	Strike Price	Term
Officer	1,775,000	$0.025	10 years	(1)
Consultant	250,000	$0.025	10 years
Consultant	355,000	$0.025	10 years
Consultant	705,000	$0.025	10 years
Director	1,415,000	$0.025	10 years	(2)
TOTAL	4,500,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.
(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

The Black Scholes option pricing model was used to estimate the fair value of $78,045 of the March 2015 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
4,500,000	$0.025	6 years	87.1%	1.71%	$78,045

A summary of the stock options as of March 31, 2015 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	-	-	-	-
Granted	4,500,000	$0.025	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at March 31, 2015	4,500,000	$0.025	10	-
Options exercisable at March 31, 2015	4,500,000	$0.025	10	-

 NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

In applying current accounting standards to the financial instruments issued in the historical private placements, the Company first considered the classification of the Series B Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series B Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series B Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series B Preferred Stock, it is classified as a component of stockholders’ equity.

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2014	$13	$5	$2	$0	$0	$0	$20
Issuance of derivative warrants	—	—	—	—	—	—	—
Exercise or expiration	—	—	—	—	—	—	—
Change in fair value of warrant liability	29	22	41	0	0	0	92
Ending balance at March 31, 2015	$42	$27	$43	$0	$0	$0	$112

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/2014	3/31/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	(4)	(6)
Volatility range (2)	(5)	(7)
Risk-free rate (3)	0.67%	0.56%

February 2013 Private Placement	12/31/2014	3/31/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	2.11 Years	1.86 Years
Volatility range (2)	64.69%	68.72%
Risk-free rate (3)	0.67%	0.56%

June 2013 Private Placement	12/31/2014	3/31/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	1.48 Years	1.24 Years
Volatility range (2)	71.47%	64.13%
Risk-free rate (3)	0.67%	0.56%

August 2013 Private Placement	12/31/2014	3/31/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	1.63 Years	1.38 Years
Volatility range (2)	71.65%	65.02%
Risk-free rate (3)	0.67%	0.56%

October 2013 Private Placement	12/31/2014	3/31/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	1.78 Years	1.53 Years
Volatility range (2)	73.33%	66.55%
Risk-free rate (3)	0.67%	0.56%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.15 years, and the December 17, 2012 closing date was 2.22 years.
(5)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 65.4%, and the December 17, 2012 closing date was 68.75%.
(6)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 1.64 years, and the December 17, 2012 closing date was 1.72 years.
(7)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 66.94%, and the December 17, 2012 closing date was 68.48%.

Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to us, of up to 9.99%).

The second classification-related accounting consideration related to the possibility that the conversion option embedded in the Series B Preferred Stock may require classification outside of stockholders’ equity. Generally, an embedded feature in a hybrid financial instrument (such as the Series B Preferred Stock) that both meets the definition of a derivative financial instrument and is not clearly and closely related to the host contract in term of risks would require bifurcation and accounting under derivative standards. The embedded conversion option is a feature that embodies risks of equity. The Company has concluded that the Series B Preferred Stock is a contract that affords solely equity risks.

NOTE 4 – NOTES PAYABLE

RMB Facility

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which was December 10, 2014. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. During the quarter ended June 30, 2014 the $500,000 restricted cash account was applied to the quarterly interest payment and the principal balance. This resulted in an RMB note payable balance of approximately $2,453,000. As previously discussed the Newsboy Project was terminated, and therefore the only collateral remaining for the RMB note is the Bullfrog Project with a March 31, 2015 balance of approximately $100,000.

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

In applying current accounting standards to the warrants issued in the Facility with RMB, the Company considered the warrants under ASC 815 Derivatives and Hedging. Under these standards the warrants would qualify as equity. The fair value of the warrants were calculated to be $1,063,592 and are classified as deferred financing fees that were amortized for 24 months from the Closing Date of the RMB Facility.

NPX Convertible Note

On April 25, 2014 (“NPX Closing Date”), the Company entered into a Securities Purchase Agreement for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The Note proceeds were used to fund the Klondike Project and for general corporate purposes. The Company paid an arrangement fee of 10% of the Note and issued 220,000 warrants to purchase one full share at a price of $0.35 within three years from the NPX Closing Date. The Note principal and unpaid accrued interest will be due and payable 24 months from the NPX Closing Date. The president of NPX is Johnathan Lindsay, the son of the chairman of the board of the Company Alan Lindsay.

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

NOTE 5 - COMMITMENTS

On June 11, 2012, the Company entered into an option agreement with Arden Larson, an unrelated party, to purchase a 100% interest in the Klondike Project (“Klondike”) that currently includes 109 unpatented mining claims. Klondike is located in the Alpha Mining District about 40 miles north of Eureka, Nevada.

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

On March 23, 2015 (“Effective Date”), Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. (the “Company”) entered into a Mineral Lease and Option to Purchase Agreement (“Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the NE half of the M-S pit and now controls the entire pit.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

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

There were a total of 4,500,000 options granted in March 2015 (the “March 2015 Options”), these options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized.

On March 23, 2015 (“Effective Date”), Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. (the “Company”) entered into a Mineral Lease and Option to Purchase Agreement (“Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the NE half of the M-S pit and now controls the entire pit.

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

On May 30, 2014, we sent a notice of termination (“Termination Notice”) to Southwest Exploration Inc. (“SWI”) for the Option to Purchase and Royalty Agreement (“Agreement”) dated September 28, 2011 for the Newsboy Project in Arizona. Per the Agreement, this Termination Notice gave 30 day notice to SWI and was effective on June 30, 2014.

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

Bullfrog Project

The Bullfrog Gold Project lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. In September 2011 Standard Gold acquired a 100% right, title and interest in and to79 mining claims and two patents that contain approximately 1,650 acres subject to a 3% net smelter royalty.

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

In order to maintain in force the working right and Option granted to it, and to exercise the Option, Rocky Mountain granted Mojave 750,000 common shares and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years. The Company proposes to drill 22 holes during 2015 to test for potential mineralization under the Montgomery-Shoshone pit and that may extend onto the Company’s adjacent property. For reference, Barrick Bullfrog Inc. (“Barrick Bullfrog”) terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, Rocky Mountain Minerals Corp. entered into a Mineral Lease and Option to Purchase Agreement (“Agreement”) with Barrick Bullfrog involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900’s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the Agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

The Company also has access to Barrick’s substantial data base within a 1.5 mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick properties and then pay Barrick 3.25 million shares of Bullfrog stock while providing a 2% gross royalty on production from the Barrick properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick properties, subject to definition of a mineral resource on the Barrick properties meeting certain criteria, and reimbursing the Company in an amount equal to two and one half times Company expenditures on the Barrick properties.

Company management has estimated that 41,000 ounces of gold in 1.44 million tons of material averaging 0.97 gram per ton remains within a cutoff depth up to 75 meters under the existing M-S pit. This manual estimate was based on cross sections typically spaced 15 meters apart, a cutoff grade of 0.3 gram gold per ton at the top and bottom of mineral intervals, and drill data and pit surveys completed by Barrick. Notwithstanding, Barrick makes no representation concerning the accuracy or completeness of the data used by the Company. Additional drilling is required to confirm some of the Company’s mineral projections and to test for extensions at greater depths and along strike beyond the existing pit limits. Half of this M-S mineralization is on two Barrick patents within the pit and half is on two of the 12 Mojave patents. The direct ratio of waste to mineral tons within a cross-sectional preliminary pit outline is 0.97:1, but this does not include waste removal for ramps and other considerations that would otherwise be included in a future pit plan based on computerized block modelling and 3-D mine planning and design programs. It is cautioned that the Company’s current and expanded properties contain no reserves or resources and that the estimates and additional potential mineralization discussed herein may never become viable, feasible or economic. These estimates were mainly prepared to assess the available M-S information and plan additional drilling.

Significant drilling is required to test projections of mineralized trends and structures that extend for considerable distances to the north and east of the M-S pit on the original lands acquired by the Company in 2011. Located east of the M-S pit is an area 700 meters by 1,300 meters in which there is only one shallow hole from which there is no data available. Only a portion of this area may be prospective, but it certainly warrants additional study and exploration drilling.

There is only one drill hole located about 150 meters NE of the M-S pit limit and another hole 1,000 meters NE of the pit along strike of a major geologic structure. In this regard, the Company’s lands extend nearly 5,000 meters NNE of the pit and there has been very little drilling in this area, even though several structures have been mapped by Barrick and others.

Barrick drilled twelve deep holes in the M-S area ranging from 318 meters to 549 meters. Notable mineral intercepts from four holes below the central part of the pit are summarized below:

These results demonstrate that substantial amounts of gold occur in an exceptionally large epithermal system that has good potential for expansion and possibly higher grades at depth. Three of these intercepts are less than 75 meters below the existing pit. Two holes located 40 meters and 90 meters east of the 160 meter interval in hole #717 contained no significant mineralization at this depth, whereas the 29 meters of mineral in hole #733 is 60 meters west and the mineral zone is open to the north, south and west.

For reference, Barrick terminated all mining and milling operations in the autumn of 1999 when their cash production costs exceeded gold prices that averaged less than $300 per ounce for the year and reached a low of $258/oz in August 1999. The economic margins for heap leaching lower grades at current gold prices near $1200/oz are deemed much better than in 1999, and the Company is positioned to explore such opportunities. Furthermore, Barrick never controlled or had access to a patented claim on the immediate east and north limits of the M-S pit, but this patent is owned by the Company.

Klondike Project

The Company acquired the option to purchase the Klondike Project in Nevada in June 2012. The Klondike Project is located in the Alpha Mining District about 40 miles north of Eureka, Nevada. The initial property included 64 unpatented mining claims, to which Bullfrog staked an additional 168 claims but dropped 123 claims in 2015. The current land position is now 109 claims that cover approximately 2,180 acres.

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

At least two styles of mineral deposits exist on the Company’s property:

	The oldest is a silver-rich, lead-zinc event that appears to be related to a molybdenum porphyry system that is not exposed but indicated by geochemistry and alteration. In this regard, the Klondike claims lie 10 miles north of the Mt. Hope molybdenum mine which is currently under development as one of the world’s largest molybdenum deposits. The Mt. Hope deposit has a halo of silver-zinc mineralization that is typically more than a thousand feet thick and above several thousand feet of molybdenum mineralization. A silver-rich copper event may also be related to this style of mineralization.

	A later stage Carlin-style gold-arsenic-barite mineralizing event over-printed the earlier silver-zinc-molybdenum system. This event has wide-spread anomalous gold values with arsenic and associated calcite veining. Barite may be related to all events. A new gold discovery is currently being drilled by other companies 10 miles west of the Klondike and may be the continuation of the massive Cortez gold trend.

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
25

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

Results of Operations

Three Months Ended March 31, 2015 Compared to March 31, 2014

	Three Months Ended
	3/31/15	3/31/14

Revenue	$—	$—

Operating expenses
General and administrative	167,315	145,012
Exploration costs	—	82,904
Marketing	—	2,796

Total operating expenses	167,315	230,712

Net operating loss	(167,315)	(230,712)

Gain on extinguishment of debt	—	15,500
Interest expense	(55,779)	(212,845)
Revaluation of warrant liability	(92)	180,525

Net loss	$(223,186)	$(247,532)

We are still in the exploration stage and have no revenues to date.

During the three months ended March 31, 2015 we had a net loss of $223,186 compared to a net loss of $247,532 for the three months ended March 31, 2014. The decrease of $24,346 is due primarily to:

1.	The increase of approximately $22,000 in the general and administrative expenses is due to approximately $78,000 stock option compensation that was expensed in 2015 versus zero in 2014. See Note 2 in the Notes to the Consolidated Financial Statements for a complete discussion of the stock options issued.
2.	The exploration cost in 2014 was approximately $83,000 for the final phase at the Newsboy Project in Arizona. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors.
3.	Interest expense was greater in 2014 versus 2015 due to the amortization of arrangement fee and warrants associated with the RMB loan. See Note 4 in the Notes to the Consolidated Financial Statements for a complete discussion of the RMB debt facility.
4.	The revaluation of warrant liability change of approximately $180,000 for the three months ended March 31, 2015 for the same period in 2014 was primarily due to an increase in stock price. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.
27

 Liquidity and Capital Resources

Losses from operations have been incurred since inception and there is an accumulated deficit of $9,228,736 as of March 31, 2015. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.

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

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet. Phase 4 drilling of 86 shallow holes was completed in December 2013. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. As of March 31, 2015 we have operating cash of approximately $1,000 and have a loan balance with RMB of approximately $2,591,000. As per the Facility the RMB draw down period expired on March 31, 2014, therefore we will not submit any additional draw down requests to RMB.

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

As of September 5, 2014 the 650,000 stock options issued to consultants to the Company were terminated due to non-renewal of their consulting agreements.

As of September 11, 2014 the Board of Directors canceled the remaining granted options in the aggregate amount of 3,810,000. Therefore, there are no outstanding options.

On March 31, 2015 we granted options to purchase 4,500,000 shares of our common stock of the 4,500,000 shares of common stock under our 2011 Equity Incentive Plan.

The Company must spend no less than $850,000 for the benefit of the Klondike Project to keep that option in good standing per the following schedule of work commitments:

1	$100,000 prior to June 11, 2013
2	An additional $150,000 prior to June 11, 2014
3	An additional $200,000 prior to June 11, 2015
4	An additional $200,000 prior to June 11, 2016
5	An additional $200,000 prior to June 11, 2017

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

On March 23, 2015 (“Effective Date”), Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. (the “Company”) entered into a Mineral Lease and Option to Purchase Agreement (“Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the NE half of the M-S pit and now controls the entire pit.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

As previously stated, the Company obtained funding from RMB for certain agreed corporate expenses and Newsboy Project expenses. However, additional expenses will require funding for the entirety of the amount that we spend in 2015. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2015 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period ending March 31, 2015, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2015	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

