Form 10-Q
period 2015-06-30
Bullfrog Gold Corp.
filed 2015-08-04
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2015

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,524,892 shares of common stock, par value $0.0001, were outstanding on July 30, 2015.

BULLFROG GOLD CORP.

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(unaudited)

Assets	6/30/15	12/31/14

Current assets
Cash	$3,863	$790
Deposits	10,682	10,682
Total current assets	14,545	11,472

Other assets
Mineral properties	250,300	246,300
Deferred financing fees	9,166	14,666
Total other assets	259,466	260,966

Total assets	$274,011	$272,438

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$49,989	$22,856
Related party payable	352,932	209,013
Notes payable	2,858,397	2,544,598
Accrued interest	32,088	—
Other liabilities	17,329	84
Total current liabilities	3,310,735	2,776,551

Long term liabilities
Accrued interest	—	18,336
Warrant liability	6	20
Note payable	—	220,000
Total long term liabilities	6	238,356

Total liabilities	3,310,741	3,014,907

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value; Series B 400,000 issued and outstanding as of 6/30/15 and 12/31/14	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 45,941,045 and 45,741,045 shares issued and outstanding as of 6/30/15 and 12/31/14, respectively	4,594	4,574
Additional paid in capital	6,340,492	6,258,467
Accumulated deficit	(9,381,856)	(9,005,550)

Total stockholders' equity (deficit)	(3,036,730)	(2,742,469)

Total liabilities and stockholders' equity (deficit)	$274,011	$272,438

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/15	6/30/14	6/30/15	6/30/14

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	95,954	127,034	263,269	272,046
Exploration costs	—	208,420	—	291,324
Marketing	—	1,398	—	4,194

Total operating expenses	95,954	336,852	263,269	567,564

Net operating loss	(95,954)	(336,852)	(263,269)	(567,564)

Gain on extinguishment of debt	—	—	—	15,500
Interest expense	(57,272)	(218,309)	(113,051)	(431,154)
Revaluation of warrant liability	106	74,486	14	255,011
Loss on asset abandonment	—	(1,500,400)	—	(1,500,400)

Net loss	$(153,120)	$(1,981,075)	$(376,306)	$(2,228,607)

Weighted average common shares outstanding – basic and diluted	45,752,034	44,991,045	45,746,570	44,991,045

Loss per common share – basic and diluted	$(0.00)	$(0.04)	$(0.01)	$(0.04)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Six Months Ended
	6/30/15	6/30/14

Cash flows from operating activities
Net loss	$(376,306)	$(2,228,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on extinguishment of debt	—	(15,500)
Interest capitalized to note payable	93,799
Revaluation of warrant liability	(14)	(255,011)
Loss on asset abandonment	—	1,500,400
Stock-based compensation	78,045	—
Amortization of deferred financing fees	5,500	328,732
Change in operating assets and liabilities:
Deposits	—	13,672
Prepaid expenses	—	14,874
Accounts payable	27,133	(53,259)
Related party payable	143,918	—
Accrued interest	13,752	53,026
Other liabilities	17,245	43,085

Net cash provided by (used in) operating activities	3,073	(598,588)

Cash flows from investing activity
Acquisition of mineral properties	—	(35,000)

Cash flows from financing activities
Proceeds from notes payable	—	520,000
Payment of deferred financing fees	—	(22,000)

Net cash provided by financing activities	—	498,000

Net increase (decrease) in cash	3,073	(135,588)

Cash, beginning of period	790	207,332

Cash, end of period	$3,863	$71,744

Supplemental disclosure of cash flow information
Cash paid during period for interest	$—	$102,422
Stock issued for lease payment	$4,000	$—
Note payable ($446,974) and accrued interest ($53,026) paid with restricted cash	$—	$500,000

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”, “we”, “our”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration, development and/or production. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 4,380 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2014 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”, “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,382,000 as of June 30, 2015. Additionally, the Company had negative working capital of approximately $3,296,000 at June 30, 2015. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth or receiving debt and equity funding.

The Company has no revenues and does not expect to have revenues in 2015. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB Australia Holdings Limited (“RMB”). To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and may be forced to surrender Standard Gold Corp.’s ownership interest in the Bullfrog Project as part of the Facility but not the ownership held by RMM.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation. At June 30, 2015, the Company’s cash balance was approximately $3,900. To reduce its risk associated with the failure of such financial institution, the Company will evaluate as needed the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended June 30, 2015 and 2014, the Company incurred exploration costs of approximately $0 and $291,000, respectively. Costs of property acquisitions are being capitalized.

The Company entered an Option to Purchase the Newsboy Gold Project in September 2011. Since then the Company completed exploration programs to test potential expansions to an open pit mine proposed in 1992 and at priority exploration targets near the main deposit. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors. A loss on asset abandonment of $1,500,400 was recorded in 2014 related to the Newsboy Project.

Deferred Financing Fees

RMB Facility

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and were amortized over the life of the Facility using the effective interest method through December 31, 2014. Amortization of deferred financing fees included in interest expense during the three months and six months ended June 30, 2014 was $30,500 and $61,000, respectively.

NPX Convertible Note

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method through April 2016. Amortization of deferred financing fees included in interest expense during the six months ended June 30, 2015 and 2014 was approximately $5,500 and $1,800 respectively. Amortization of deferred financing fees included in interest expense during the three months ended June 30, 2015 and 2014 was $2,750 and $1,800, respectively.

Related Party Payable

The Company’s Chief Executive Officer and President, Dave Beling, has advanced the Company funds to pay for current expenses. Advances as of June 30, 2015 and December 31, 2014 of $352,932 and $209,013, respectively, are due on demand.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of June 30, 2015 and December 31, 2014. See Note 3.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2015 or December 31, 2014. The periods ended December 31, 2014, 2013, 2012 and 2011 are open to examination by taxing authorities.

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

Net Loss per Common Share

Net losses were reported during the three and six months ended June 30, 2015 and 2014. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	6/30/15	6/30/14
Stock options	4,500,000	4,460,000
Warrants	17,048,660	21,392,285
Preferred stock	400,000	400,000
Convertible note payable	880,000	880,000

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

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On October 29, 2014, RMM entered into an Option Agreement (“Option”) with Mojave Gold Mining Corporation (“Mojave”). In order to maintain in force the working right and Option granted to it, and to exercise the Option, Rocky Mountain granted Mojave 750,000 common shares of the Company.

On June 26, 2015, the Company issued Arden Larson 200,000 shares of the Company’s Common Stock for a total of $4,000 in settlement of an option payment to purchase the Klondike Project.

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

As of June 30, 2015 all issued shares of Series A Preferred Stock have been converted into common stock.

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

As of June 30, 2015 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock outstanding.

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

A summary of the March 2015 Options is presented below:

March 2015 Options	Options	Strike Price	Term
Officer	1,775,000	$0.025	10 years	(1)
Consultant	250,000	$0.025	10 years
Consultant	355,000	$0.025	10 years
Consultant	705,000	$0.025	10 years
Director	1,415,000	$0.025	10 years	(2)
TOTAL	4,500,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.
(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

The Black Scholes option pricing model was used to estimate the fair value of $78,045 of the March 2015 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
4,500,000	$0.025	6 years	87.1%	1.71%	$78,045

A summary of the stock options as of June 30, 2015 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	-	-	-	-
Granted	4,500,000	$0.025	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at June 30, 2015	4,500,000	$0.025	9.75	-
Options exercisable at June 30, 2015	4,500,000	$0.025	9.75	-

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2014	$13	$5	$2	$0	$0	$0	$20
Issuance of derivative warrants	—	—	—	—	—	—	—
Exercise or expiration	—	—	—	—	—	—	—
Change in fair value of warrant liability	(11)	(4)	1	0	0	0	(14)
Ending balance at June 30, 2015	$2	$1	$3	$0	$0	$0	$6

The derivative warrants were calculated using Black-Scholes valuation technique. Significant inputs into this technique are as follows:

2012 Private Placement	12/31/2014	6/30/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	(4)	(6)
Volatility range (2)	(5)	(7)
Risk-free rate (3)	0.67%	0.64%

February 2013 Private Placement	12/31/2014	6/30/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	2.11 Years	1.62 Years
Volatility range (2)	64.69%	61.21%
Risk-free rate (3)	0.67%	0.64%

June 2013 Private Placement	12/31/2014	6/30/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	1.48 Years	0.99 Years
Volatility range (2)	71.47%	56.51%
Risk-free rate (3)	0.67%	0.64%

August 2013 Private Placement	12/31/2014	6/30/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	1.63 Years	1.14 Years
Volatility range (2)	71.65%	57.19%
Risk-free rate (3)	0.67%	0.64%

October 2013 Private Placement	12/31/2014	6/30/2015
Fair market value of common stock	$0.01	$0.02
Exercise price	$0.35	$0.35
Term (1)	1.78 Years	1.29 Years
Volatility range (2)	73.33%	60.85%
Risk-free rate (3)	0.67%	0.64%

(1)	The term is the remaining years until expiration of warrants.
(2)	The Company does not have a trading market value upon which to base its forward-looking volatility. Accordingly, the Company selected a peer company that provided a reasonable basis upon which to calculate volatility.
(3)	The risk-free rate used represents the yield on zero coupon US Government Securities with a period to maturity consistent with the interval described in (2), above.
(4)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 2.15 years, and the December 17, 2012 closing date was 2.22 years.
(5)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 65.4%, and the December 17, 2012 closing date was 68.75%.
(6)	The remaining term for the 2012 Private Placement with a November 19, 2012 closing date was 1.39 years, and the December 17, 2012 closing date was 1.47 years.
(7)	The volatility for the 2012 Private Placement with a November 19, 2012 closing date was 59.43%, and the December 17, 2012 closing date was 60.23%.

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

NOTE 4 – NOTES PAYABLE

Notes payable consists of:

	6/30/15	12/31/14
RMB Facility	$2,638,397	$2,544,598
NPX Convertible Note	220,000	220,000
	2,858,397	2,764,598
Less short-term portion	(2,858,397)	(2,544,598)
Long-term portion	$—	$220,000

RMB Facility

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which was December 10, 2014. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. During the quarter ended June 30, 2014 the $500,000 restricted cash account was applied to the quarterly interest payment and the principal balance. This resulted in an RMB note payable balance of approximately $2,453,000. As previously discussed the Newsboy Project was terminated, and therefore the only collateral remaining for the RMB note is the Bullfrog Project with a June 30, 2015 balance of approximately $100,000.

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

NOTE 5 - COMMITMENTS

On June 11, 2012, the Company entered into an option agreement that was amended on May 6, 2015 with Arden Larson, an unrelated party, to purchase a 100% interest in the Klondike Project (“Klondike”) that currently includes 109 unpatented mining claims. Klondike is located in the Alpha Mining District about 40 miles north of Eureka, Nevada.

The remaining amount due to Mr. Larson of the amended price of $365,000 is payable on the following schedule, see Note 3 for description of 2015 payment:

Klondike Project - Payment Date	Payment Amount
June 11, 2016	$15,000
June 11, 2017	$20,000
June 11, 2018	$25,000
June 11, 2019	$30,000
June 11, 2020	$35,000
June 11, 2021	$40,000
June 11, 2022	$45,000

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

Per the amendment the Company has no remaining work commitments as part of the option agreements.

On March 23, 2015 (“Effective Date”), RMM entered into a Mineral Lease and Option to Purchase Agreement (“Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the NE half of the M-S pit and now controls the entire pit.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

NOTE 6 – SUBSEQUENT EVENTS

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares (the “Shares”) with gross proceeds to the Company of $89,341 to a certain accredited investor (the “Investor”) pursuant to a subscription agreement (the “Subscription Agreement”). The proceeds from this offering will be used primarily for general corporate purposes.

Each Share was sold for a purchase price of $0.016 per Share and consisted of one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”). In connection with the private placement, the Company issued an aggregate of 5,583,847 shares of its Common Stock.

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

Company Overview

Bullfrog Project

The “Bullfrog Project” lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold initially acquired in 2011 a 100% right, title and interest in and 79 lode claims and 2 patented claims that contain approximately 1,600 acres subject to a 3% net smelter royalty.

On October 29, 2014, RMM, entered into an Option Agreement (“Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This Property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone pit mined by Barrick Gold in the mid-1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the Property until the 10th anniversary of the Closing Date, to earn a One Hundred Percent (100%) interest in and to the Property free and clear of all charges encumbrances and claims, save and except a sliding scale NSR Royalty.

In order to maintain in force the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 common shares and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years. The Company proposes to drill 22 holes during 2015 to test for potential mineralization under the Montgomery-Shoshone pit and that may extend onto the Company’s adjacent property. For reference, Barrick Bullfrog Inc. (“Barrick Bullfrog”) terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, Rocky Mountain Minerals Corp. entered into a Mineral Lease and Option to Purchase Agreement (“Agreement”) with Barrick Bullfrog involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims (“Properties”) located three miles west of Beatty, Nevada and covers approximately 444 acres. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900’s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the Agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

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

Company management has estimated that 41,000 ounces of gold in 1.44 million tons of material averaging 0.97 gram per ton remains within a cutoff depth up to 75 meters under the existing M-S pit. This manual estimate was based on cross sections typically spaced 15 meters apart, a cutoff grade of 0.3 gram gold per ton at the top and bottom of mineral intervals, and drill data and pit surveys completed by Barrick. Notwithstanding, Barrick makes no representation concerning the accuracy or completeness of the data used by the Company or any estimates made by the Company. Additional drilling is required to confirm some of the Company’s mineral projections and to test for extensions at greater depths and along strike beyond the existing pit limits. Half of this M-S mineralization is on two Barrick patents within the pit and half is on two of the 12 Mojave patents. The direct ratio of waste to mineral tons within a cross-sectional preliminary pit outline is 0.97:1, but this does not include waste removal required for ramps and other considerations that would otherwise be included in a future pit plan based on computerized block modelling and 3-D mine planning and design programs. It is cautioned that the Company’s current and expanded properties contain no reserves or resources and that the estimates and additional potential mineralization discussed herein may never become viable, feasible or economic. These estimates were mainly prepared to assess the available M-S information and plan additional drilling.

Significant drilling is required to test projections of mineralized trends and structures that extend for considerable distances to the north and east of the M-S pit on the original lands acquired by the Company in 2011. Located east of the M-S pit is an area 700 meters by 1,300 meters in which there is only one shallow hole from which there is no data available. Only a small portion of this area may be prospective, but the area certainly warrants additional study and exploration drilling.

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

For reference, Barrick terminated all mining and milling operations in the autumn of 1999 when their cash production costs exceeded gold prices that averaged less than $300 per ounce for the year and reached a low of $258/oz in August 1999. The economic margins for heap leaching lower grades at current gold prices near $1100/oz are deemed better than in 1999, and the Company is positioned to explore such opportunities. Furthermore, Barrick never controlled or had access to a patented claim on the immediate east and north limits of the M-S pit, but this patent is owned by the Company.

Klondike Project

The Company acquired the option to purchase the “Klondike Project” in Nevada in June 2012. The Klondike Project is located in the Alpha Mining District about 40 miles north of Eureka, Nevada. The initial property included 64 unpatented mining claims, to which Bullfrog staked an additional 168 claims but dropped 123 claims in 2015. The current land position is now 109 claims that cover approximately 2,180 acres.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to June 30, 2014

	Three Months Ended
	6/30/15	6/30/14

Revenue	$—	$—

Operating expenses
General and administrative	95,954	127,034
Exploration costs	—	208,420
Marketing	—	1,398

Total operating expenses	95,954	336,852

Net operating loss	(95,954)	(336,852)

Interest expense	(57,272)	(218,309)
Revaluation of warrant liability	106	74,486
Loss on asset abandonment	—	(1,500,400)

Net loss	$(153,120)	$(1,981,075)

We are still in the exploration stage and have no revenues to date.

During the three months ended June 30, 2015 we had a net loss of $153,120 compared to a net loss of $1,981,075 for the three months ended June 30, 2014. The decrease of $1,827,955 is due primarily to:

1.	The drilling expense in 2014 was due to the phase 1 drilling program at the Klondike Project.
2.	Interest expense was greater in 2014 versus 2015 due to the amortization of arrangement fee and warrants associated with the RMB loan. See Note 4 in the Notes to the Consolidated Financial Statements for a complete discussion of the RMB debt facility.
3.	The asset abandonment in June 2014 was for the Newsboy Project. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors. The Company determined during the second quarter 2014 that the Newsboy Project should be terminated unless more favorable terms could be negotiated in order for us to keep the project. Since we were unable to negotiate new terms the Newsboy Project was terminated.

Six Months Ended June 30, 2015 Compared to June 30, 2014

	Six Months Ended
	6/30/15	6/30/14

Revenue	$—	$—

Operating expenses
General and administrative	263,269	272,046
Exploration costs	—	291,324
Marketing	—	4,194

Total operating expenses	263,269	567,564

Net operating loss	(263,269)	(567,564)

Gain on extinguishment of debt	—	15,500
Interest expense	(113,051)	(431,154)
Revaluation of warrant liability	14	255,011
Loss on asset abandonment	—	(1,500,400)

Net loss	$(376,306)	$(2,228,607)

We are still in the exploration stage and have no revenues to date.

During the six months ended June 30, 2015 we had a net loss of $376,306 compared to a net loss of $2,228,607 for the six months ended June 30, 2014. The decrease of $1,852,301 is due primarily to:

1.	The drilling expense in 2014 was due to the phase 1 drilling program at the Klondike Project. The majority of the phase 4 drilling at the Newsboy Project program was completed by the end of December 2013, however there were still some consulting fees related to phase 4 incurred in 2014.
2.	Interest expense was greater in 2014 versus 2015 due to the amortization of arrangement fee and warrants associated with the RMB loan. See Note 4 in the Notes to the Consolidated Financial Statements for a complete discussion of the RMB debt facility.
3.	The asset abandonment in June 2014 was for the Newsboy Project. An independent technical report was completed in February 2014 that showed the project was not economic under reasonably foreseeable gold prices. Based on that report and option payments deemed too high under current circumstances, the Company concluded it was in the best interest of its shareholders to terminate the Newsboy Project and apply its resources and expertise on other endeavors. The Company determined during the second quarter 2014 that the Newsboy Project should be terminated unless more favorable terms could be negotiated in order for us to keep the project. Since we were unable to negotiate new terms the Newsboy Project was terminated.
4.	The revaluation of warrant liability change of approximately $255,000 for the six months ended June 30, 2015 for the same period in 2014 was primarily due to a decrease in stock price. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

Liquidity and Capital Resources

Losses from operations have been incurred since inception and there is an accumulated deficit of $9,381,856 as of June 30, 2015. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.

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

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet. Phase 4 drilling of 86 shallow holes was completed in December 2013. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. As of June 30, 2015 we have operating cash of approximately $3,900 and have a loan balance with RMB of approximately $2,638,000.

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

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares (the “Shares”) with gross proceeds to the Company of $89,341 to a certain accredited investor (the “Investor”) pursuant to a subscription agreement (the “Subscription Agreement”). The proceeds from this offering will be used primarily for general corporate purposes.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2015 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period and six months ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period and six months ending June 30, 2015, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: August 5, 2015	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)