Form 10-K
period 2015-12-31
Bullfrog Gold Corp.
filed 2016-03-30
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $918,820.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,462,096 shares of common stock par value $0.0001, were outstanding on March 29, 2016.

GLOSSARY OF SELECTED MINING TERMS

Breccia:	Broken sedimentary and volcanic rock fragments cemented by a fine-grained matrix.

Clastic Rock:	Fragments, or clasts, of pre-existing minerals.

Cutoff Grade:	The minimum mineral content included in mineral and ore reserve estimates and that may be economically mined and or processed.

Detachment Fault:	A regionally extensive, gently dipping normal fault that is commonly associated with extension in large blocks of the earth’s crust.

Exploration Stage:

The US Securities and Exchange Commission’s descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are neither in the development or production stage.

Metamorphic Rock:	Rock that has transformed to another rock form after intense heat and pressure.

Miocene:	A geologic era that extended from 5 million to 23 million years ago.

Net Smelter Royalty:

A percentage payable to an owner or lessee from the production or net proceeds received by the operator from a smelter or refinery, less transportation, insurance, smelting and refining costs and penalties as set out in a royalty agreement. For gold and silver royalties, the deductions are relatively low while for base metals the deductions can be substantial.

Paleozoic:	A geologic era extending from 230 million to 600 million years ago.

Photogrammetry:	The science of making measurements from photographs. The output is typically a map or a drawing.

Protozeroic:	A geologic era extending from 540 million years to 2,500 million years ago.

Reserves:	That part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve estimate.

Reverse Circulation (RC):	A drilling method whereby drill cuttings are returned to the surface through the annulus between inner and outer drill rods, thereby minimizing contamination from wall rock.

Rhyolite:	An igneous, volcanic extrusive rock containing more than 69% silica.

Schist:	A group metamorphic rocks that contain more than 50% platy and elongated minerals such as mica.

Siliciclastic Rock:	Non-carbonate sedimentary rocks that are almost exclusively silicas-bearing, either as quartz or silicate minerals.

Tertiary:	A geologic era from 2.6 million to 65 million years ago.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K or as incorporated by reference contains “forward-looking statements” as such term is defined by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “could,” “might,” “plan,” “predict” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

Bullfrog Gold Corp., was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, Bullfrog Gold's Board of Directors approved the filing of an Amended and Restated Certificate of Incorporation of the Company to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp." (ii) the increase in the authorized capital stock to 250,000,000 shares and (iii) the change in par value of the capital stock to $0.0001 per share. The Company is in the exploration stage of its resource business.

On February 2, 2016, the Board of Directors of the Company approved a stock compensation distribution to David Beling, CEO and President, as full payment of his salary from June 2014 through December 2015.  There were a total of 24,687,204 shares awarded to Mr. Beling on February 12, 2016 at a price of $0.01411 per share.

On December 15, 2015, RMB Australia Limited Holdings (“RMB”) amended the facility (“Facility”) to extend the repayment date to December 15, 2016.

On October 29, 2015, the Company issued Mojave Gold Mining Corporation (“Mojave”) 1,250,000 shares of the Company’s Common Stock in settlement of an option and work commitment payment as part of the October 29, 2014 Option.

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares of common stock with gross proceeds to the Company of $89,341 to a certain accredited investor pursuant to a subscription agreement. The proceeds from this offering were used primarily for general corporate purposes.

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

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) the Company’s wholly owned subsidiary, entered into an option agreement with Mojave. RMM granted Mojave 750,000 shares of common stock and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years.

As of September 11, 2014 the Board of Directors canceled the remaining options granted in the aggregate amount of 3,810,000.  In March 2015 the Company granted 4,500,000 options to employees, consultants and directors.

As of September 5, 2014 the 650,000 stock options issued to consultants were terminated due to non-renewal of their consulting agreements.

On May 30, 2014, we sent a notice of termination (“Termination Notice”) to Southwest Exploration Inc. (“SWI”) for the Option to Purchase and Royalty Agreement (“Agreement”) dated September 28, 2011 for the Newsboy Project (defined hereafter) in Arizona. The Agreement was terminated on June 30, 2014.

On April 25, 2014, we entered into a Securities Purchase Agreement (“SPA”) for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000.

On March 31, 2014, we created a new wholly-owned subsidiary of the Company with the name of Rocky Mountain Minerals Corp. (“RMM”). RMM will be used to account for the exploration costs of the Klondike, patents optioned from Mojave that are adjacent to the Company’s properties in the Bullfrog Mining District and perhaps other properties that may be acquired.

Company Overview

We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold and other mineralization primarily in the United States.

Bullfrog Project

The “Bullfrog Project” lies approximately 3 miles northwest of the town of Beatty and 116 miles northwest of Las Vegas, Nevada. Standard Gold initially acquired in 2011 a 100% right, title and interest in  79 lode claims and 2 patented claims that contain approximately 1,600 acres subject to a 3% net smelter royalty.

On October 29, 2014, RMM, entered into an Option Agreement (“Option”) with Mojave. Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the Property until the 10th anniversary of the closing date, to earn a 100%  interest in and to the Property free and clear of all charges encumbrances and claims, save and except a sliding scale NSR Royalty.

In order to maintain in force the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims located three miles west of Beatty, Nevada and covers approximately 444 acres. These properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900’s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

The Company also has access to Barrick’s substantial data base within a 1.5 mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick properties and then pay Barrick 3.25 million shares of Bullfrog common stock while providing a 2% gross royalty on production from the Barrick properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick properties, subject to definition of a mineral resource on the Barrick properties meeting certain criteria, and reimbursing the Company in an amount equal to two and one half times Company expenditures on the Barrick properties.

Company management has estimated in April 2015 that 41,000 ounces of gold in 1.44 million tons of material averaging 0.97 gram per ton remains within a cutoff depth up to 75 meters under the existing M-S pit. This manual estimate was based on cross sections typically spaced 15 meters apart, a cutoff grade of 0.3 gram gold per ton at the top and bottom of mineral intervals, and drill data and pit surveys completed by Barrick. Notwithstanding, Barrick makes no representation concerning the accuracy or completeness of the data used by the Company or any estimates made by the Company. Additional drilling is required to confirm some of the Company’s mineral projections and to test for extensions at greater depths and along strike beyond the existing pit limits.

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

For reference, Barrick terminated all mining and milling operations in the autumn of 1999 when their cash production costs exceeded gold prices that averaged less than $300 per ounce for the year and reached a low of $258/oz in August 1999. The economic margins for heap leaching lower grades at current gold prices near $1200/oz are deemed better than in 1999, and the Company is positioned to explore such opportunities. Furthermore, Barrick never controlled or had access to a patented claim on the immediate east and north limits of the M-S pit, but this patent is owned by the Company.

During the past year the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices. In this regard, the Company expects to report during Q2 of 2016 its extensive finding, results and conclusions on the areas mined by Barrick and adjacent lands having exploration potential. Estimates of gold mineralization in and around the M-S and Bullfrog pits will also be estimated and/or updated.

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

Corporate Office

Our principal executive office is 897 Quail Run Drive, Grand Junction, CO 81505. Our main telephone number is (970) 628-1670. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the SEC’s website at www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

Unpatented claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Although the annual payments and filings for these claims, permits and patents have been maintained, we have conducted limited title search on our properties. The uncertainty resulting from not having comprehensive title searches on the properties leaves us exposed to potential title suits. Defending any challenges to our property titles may be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future. Potential conflicts to our mineral claims are discussed in detail elsewhere herein.

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

The elevation of the Bullfrog project ranges from 3,600 to 4,300 feet above main sea level (“AMSL”). The Klondike Property ranges in elevation from 6,400 to 7,000 feet AMSL. Limited snowfall from November through February may impair exploration activities for a few days per year, but is not expected to significantly impact possible production operations. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

Risks Relating to our Organization and our Common Stock

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

We believe our future success will depend upon our ability to retain our key management, including Mr. Beling, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and director, and Mr. Lindsay, the Chairman of our Board of Directors. We may not be successful in attracting, assimilating and retaining our employees in the future and the loss of the key members of management would have a material adverse effect on our operations.

As a result of the reverse merger on September 30, 2011, Standard Gold became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the reverse merger consummated on September 30, 2011, Standard Gold became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the reverse merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Standard Gold had remained privately held and did not consummate the merger.

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

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Since August 11, 2011, our common stock has been quoted for trading on the OTC Marketplace under the symbol BFGC.QB, and, as soon as is practicable, we intend to apply for listing of our common stock on either the NYSE Amex, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Marketplace or suspended from the OTC Marketplace, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Marketplace, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

Involvement in media interviews could result in violations of the Securities Act of 1933, as amended and in such case we could become obligated to repurchase securities sold in prior offerings and we could become subject to penalties, enforcement actions or fines with respect to any violations of securities laws. You should rely only on the prospectus in determining whether to invest in our common stock.

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

There may exist circumstances in which our IR Activities may constitute offers as defined in Section 2(a)(3) of the Securities Act of 1933, as amended (“Securities Act”). While we do not agree with this position, if the staff of the SEC or investors claimed this as being correct then we may be in violation of Section 5 of the Securities Act and, consequently, certain may have rescission rights as to securities acquired and we could be required to repurchase shares sold to the investors in the most recent private placements at the original purchase price, possibly for a period of one year or longer following the date of violation. Additionally, we could be subject to other penalties, enforcement actions or fines with respect to any violations of securities laws. We would expect to contest vigorously any claim that any such violation occurred. We are not aware and do not believe we are in violation of such Section 5.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO for a monthly payment of $600 per month. Total rent payments for 2015 and 2014 at this location was $7,200. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

Bullfrog Gold Project

(1) Location

The central part of the Bullfrog Mining District lies approximately 2-1/2 miles northwest of the town of Beatty, which is in southwestern Nevada (Figure 1). Beatty lies 116 miles northwest of Las Vegas, via U.S. Highway 95, and 93 miles south of Tonopah, also via U.S. Highway 95. The property is accessed by traveling 2 miles west from Beatty on Nevada Highway 374, which intersects the southern block of the Company’s claims. The remaining claims are accessed by traveling north for four miles on various improved and unimproved roads to the northern end of the Company’s claims. The patented claims optioned by the Company from Mojave and the claims, patents and mill sites leased and optioned from Barrick are shown in  green and blue respectively on Figure 1, along with the original holdings of the Company shown in red and yellow.

515000
520000
4090000
4085000
N
Bullfrog Hills, Nevada 89003
NEVADA
Legend
Bullfrog Gold Corp Claims
Patented Properties
Mines Underground
Roads
Faults
Montgomery Shoshone Open Pit Mine
Mojave Patents optioned to BFGC
Barrick Lands leased to BFGC
Rhyolite Ghost Town
Town of Beatty
US 95 to Tonopah
Barrick Bullfrog Open Pit Mine
NV Hwy 374
National Bank Mine
King Mine
Senator Stewart Mine
Denver Mine
Tramps Mine
Miles
0 0.15 0.3 0.6
BULLFROG GOLD CORP.™
AMERICA'S GOLD COMPANY
AERIAL PHOTO LAND MAP

Figure 1. Bullfrog Project Location Map

(2) Title & Holding Requirements

On September 29, 2011, Standard Gold entered into an Amended and Restated Agreement of Conveyance, Transfer and Assignment with Bullfrog Holdings, Inc. and NPX, pursuant to which Standard Gold acquired 100% right, title and interest in and to certain mineral claims known as the “Bullfrog Project” in consideration for 923,077 shares of Standard Gold’s common stock which were issued to NPX Metals, Inc. and a 3% net smelter royalty in the Bullfrog Project to Bullfrog Holdings, Inc. To retain the property, the Company must pay the annual claim maintenance fees and file a Notice of Intent to Hold with the BLM and Nye County, Nevada. The Company must also pay the county taxes on the two patented properties.

On October 29, 2014, RMM, entered into the Option with Mojave. Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This Property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone pit mined by Barrick Gold in the mid-1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the Property until the 10th anniversary of the closing date, to earn a 100% interest in and to the Property free and clear of all charges encumbrances and claims, save and except a sliding scale NSR Royalty.

In order to maintain in force the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving patented mining claims, unpatented mining claims, and mill site claims located three miles west of Beatty, Nevada. These properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the NE half of the M-S pit and now controls the entire pit.

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

(4) Property Status and Plans

The Montgomery-Shoshone and Bullfrog open pit mines remain open for possible access to additional mineralization that may occur on the Company’s expanded property. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to begin subject to permitting and funding.

Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 2,200 acres and are in good standing, but contain no known resources or reserves and no plant or equipment. Electric power is available within one mile of the Company’s property.

Upon receipt of BLM approval and receipt of funding, drilling would start soon thereafter. The geological justifications for the proposed exploration program are:

•

Our property includes the entire Montgomery-Shoshone open pit and the northern one-third of the Bullfrog deposit that was mined from the late 1980’s to late 1990’s and these areas have significant potential for vertical and lateral mineral extensions. It is noted that when previous production operations in the District were shut down in 1999, the price of gold was less than $300 per ounce compared to the current price near $1,200 per ounce. The previous operator also did not control the Providence patent and Lucky Queen claim that are adjacent to the Montgomery-Shoshone open pit and five other claims in the area which are now part of the Company’s property.

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
Eureka
Ely
Tonopah
Location Map of the Klondike Property of Bullfrog Gold Corp

Figure 1.

Figure 1. Klondike Project Location Map

(2) Title & Holding Requirements

On June 11, 2012, Standard Gold and Arden Larson (“Larson”) entered into an Option to Purchase and Royalty Agreement pursuant to which Larson granted to Standard Gold, the sole and immediate working right and option to earn a 100% interest in and to the Klondike Project property free and clear of all charges encumbrances and claims. In order to maintain the working right and option, Standard Gold is obligated to pay Larson an aggregate of $575,000 over a 10-year period to maintain the option plus net smelter royalties from the claims and an area of interest. This agreement was amended in May 2015.

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

(4) Property Status and Plans

The Company completed a phase 1 drill program on the Klondike Project in May 2014 with results as follows:

Copper Hill

Hole #24 was angled toward the west and collared about 100 feet east of several shallow historic shafts sunk in the heart of the north-south mineralized outcrops on Copper Hill. This hole included 30 feet that averaged 1.8 ounces of silver per ton, 0.23% copper, 800 ppm antimony and 257 ppm arsenic. However, this hole only penetrated what we now know as the eastern edge of the significant mineralized zone. Highly prospective drill sites on the top, north, south and west side of Copperhill as well as some other areas could not be drilled during phase1.

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

The south side of the Glory Hole is adjacent to a dry creek that is topographically and stratigraphically below the near flat lying dolomite host beds.  It is therefore planned in phase 2 to drill north and east of the Glory Hole and at higher elevations south and east of the dry creek where the dolomite host rocks outcrop and continue dipping toward the east. A cross section of the Glory Hole area posted with phase 1 drill holes and proposed phase 2 drill holes may be viewed in the corporate presentation dated July 15, 2014 at www.bullfroggold.com.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded since October 17, 2011 on the OTCQB. Our common stock is quoted under the symbol “BFGC.OB.” Prior to that, our common stock was quoted under the symbol “KOPR.OB” and had no trading activity. The following table sets forth for the periods indicated the range of high and low bid quotations per share for each quarterly period within the two most recent fiscal years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2015	High	Low
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.03	$0.01

Year 2014	High	Low
First Quarter	$0.13	$0.08
Second Quarter	$0.10	$0.06
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.03	$0.01

Holders

As of the approximate date of this filing there were 700 holders of record of common stock

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.   There were a total of 4,500,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”), these options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized.

Unregistered Sales of Equity Securities

None.

Sales by Bullfrog Gold Corp.

None.

Recent Repurchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Twelve Months Ended
	12/31/15	12/31/14

Revenue	$-	$-

Operating expenses
General and administrative	397,886	456,740
Exploration costs	29,338	338,188
Marketing	-	6,990
Loss on asset abandonment	-	1,500,400

Total operating expenses	427,204	2,302,318

Net operating loss	(427,204)	(2,302,318)

Gain on extinguishment of debt	-	15,500
Interest expense	(267,530)	(836,552)
Revaluation of warrant liability	20	300,600

Net loss	$(694,734)	$(2,822,770)

We are still in the exploration stage and have no revenues to date.

During the year ended December 31, 2015 we had a net loss of $694,734 compared to a net loss of $2,822,770 for the year ended December 31, 2014. The decrease in net loss is due primarily to:

1.

The majority of the drilling expense in 2014 was due to the phase 1 drilling program at the Klondike Project, compared to an immaterial amount in 2015

2.

The revaluation of warrant liability of $300,600 for the twelve months ended December 31, 2014 compared to $20 for the same period in 2015. See Note 3 in the Notes to the Consolidated Financial Statements for a complete discussion and valuation of the warrant liability.

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

Liquidity and Capital Resources

Losses from operations have been incurred since inception and there is an accumulated deficit of $9,700,284 as of December 31, 2015. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations.

On December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility were used to fund an agreed work program relating to the Newsboy Project located in Arizona and for agreed general corporate purposes. Standard Gold and the Company’s wholly owned subsidiary are the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility upon receiving the first draw down advanced under the Facility. The Company was required to complete additional work as described herein in order to receive additional advances under the Facility. The Facility was available until March 31, 2014 with the final repayment date due December 15, 2015. Standard Gold has the option to prepay without penalty any portion of the Facility at any time subject to 30 day notice, any broken period costs and minimum prepayment amounts of $500,000. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. In connection with the Facility, the Company issued warrants to purchase 7,000,000 shares of the Company’s common stock for $0.35 per share to be exercisable for 36 months after the closing date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility and was receiving funds from RMB as requested by the Company based on the agreed work program.

The Company completed two phases of drilling in 2012, with a total of 48 drill holes and approximately 14,500 feet, and we completed drilling phase 3 in early March 2013 with a total of 26 drill holes and approximately 8,400 feet. Phase 4 drilling of 86 shallow holes was completed in December 2013. The Company has contracted an independent certified professional geologist, Clive Bailey, who has been contracted with the Company since September 2011. As of December 31, 2015 we have operating cash of approximately $1,000 and have a loan balance with RMB of approximately $2,729,000.

The Company did not utilize the full Facility amount from RMB and will need to raise additional funds to pay off the Facility amount when due.  On December 15, 2015, RMB amended the Facility to extend the repayment date to December 15, 2016.  Since September 30, 2011, the Company has received gross equity proceeds of approximately $5,400,000 and plans to continue to raise funds through private placements.

On April 25, 2014, the Company entered into a Securities Purchase Agreement for an unsecured 12.5% Note with NPX, as the lender, in the amount of $220,000. The Note proceeds will be used to fund the Klondike Project located in Nevada and for general corporate purposes.

As of September 5, 2014 the 650,000 stock options issued to consultants to the Company were terminated due to non-renewal of their consulting agreements.

As of September 11, 2014 the Board of Directors canceled the remaining granted options in the aggregate amount of 3,810,000.

On March 31, 2015 we granted options to purchase 4,500,000 shares of our common stock of the 4,500,000 shares of common stock available under our 2011 Equity Incentive Plan.

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

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares of common stock with gross proceeds to the Company of $89,341 to a certain accredited investor pursuant to a subscription. The proceeds from this offering will be used primarily for general corporate purposes.

As previously stated, the Company obtained funding from RMB for certain agreed corporate expenses and Newsboy Project expenses. However, additional expenses will require funding for the entirety of the amount that we spend in 2016. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

We have no revenues and do not expect to have revenues in 2016. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB. To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Bullfrog Project as part of the Facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

With respect to the fiscal year ending December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of December 31, 2015, and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	74	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	64	Chairman

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

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State  authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in  his involvement in any type of business, securities or banking activities;

•

found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated any Federal or State securities law or Federal commodities law, and the judgment in such civil action or finding by the Commission or the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our officers and directors and persons who own more than 10% of a registered class of our securities to file reports of change of ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2015 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Code of Ethics

We have adopted a code of ethics (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.   Our  Code of Ethics is available at our website which is located at www.bullfroggoldcorp.com or upon request to management.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2015, but did take action by unanimous written consent in lieu of meetings on occasion.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the Board of Directors through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee. Our Board of Directors acts as our Audit Committee,

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

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

Changes is Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2015	$200,000	--	--	$30,785	--	--	--	$230,785
	2014	$200,000	--	--	--	--	--	--	$200,000

* Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards At Year End December 31, 2015

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercise Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)

David Beling	1,775,000	--	$0.025	03/30/2025	--

Stock Incentive Plan

On September 30, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. Upon the closing of the merger, we authorized for issuance under the 2011 Equity Incentive Plan options to purchase an aggregate of 4,060,000 shares of our common stock at an exercise price of $0.40 per share, of which options to purchase 1,250,000 shares of common stock were issued to Mr. Beling, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and a director, options to purchase 1,200,000 shares were issued to Mr. Lindsay, the Chairman of our Board of Directors, and options to purchase 1,610,000 shares were issued to certain consultants and employees of the Company.

On December 23, 2013, our Board approved issuing options to three individuals to purchase 400,000 shares our common stock at an exercise price of $0.15 per share, of which 250,000 options were issued to Mr. Beling.

As of September 2014 the Board of Directors canceled the granted options in the aggregate amount of 4,460,000.

There were a total of 4,500,000 options granted from the 2011 Plan in March 2015, these options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized.

Employment Agreements

On September 30, 2011, we entered into an employment agreement with David Beling pursuant to which Mr. Beling would serve as our President and Chief Executive Officer for a period of two years (with an automatic one year extension each anniversary date) in consideration for an annual salary of $200,000.

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

As of the approximate date of this filing we had 77,462,096 shares outstanding.

Name and Address	Shares Owned	Percentage

David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	29,062,204	37.5
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	2,675,733	3.5
Michael Bayback 2110 Drew Street, Suite 200 Clearwater, FL 33765	5,583,847	7.2

All executive officers and directors as a group (2 persons) (1) (2)	31,737,937	41.0

(1)  Includes the following:

•

2,200,000 shares of common stock held by the Beling Family Trust of which David Beling is the trustee and has voting and dispositive power

•

25,087,204 shares of common stock held by David Beling

•

options to purchase 1,775,000 shares of common stock at $.025 per share

(2)  Includes the following:

•

options to purchase 1,415,000 shares of common stock at $.025 per share and

•

1,108,859 shares of common stock, including 151,874 shares of common stock held by Mr. Lindsay’s wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Bullfrog Gold Corp.

On March 30, 2015, the Board of Directors approved issuing options to purchase 4,500,000 shares of our common stock at an exercise price of $0.025 per share, of which 1,775,000 options were issued to Mr. Beling.

Pursuant to Mr. Beling’s employment contract with the Company, the Company will reimburse Mr. Beling $600 per month for space used for the Company’s current principal executive office.

The Company has accrued Mr. Beling’s salary plus interest since June 2014, in the amount of $348,336 as of December 31, 2015. Mr. Beling has submitted expense reports that remain unpaid as of December 31, 2015 in the amount of $139,431.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2015 and 2014, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $23,000 and $38,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2015 and 2014, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2015 and 2014, there was approximately $4,000 and $4,500, respectively billed for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2015 and 2014, there were no fees billed for services other than services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an audit committee. The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

(a) (1) (2)  Financial Statements: See index to financial statements and supporting schedules.

(a) (3)  Exhibits:

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(2)	Amended and Restated Bylaws
10.1	(1)	Form of 2011 Subscription Agreement
10.2	(3)	Form of 2011 Registration Rights Agreement
10.3	(3)	Form of 2011 Warrant
10.4	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.6	(1)	Stock Purchase Agreement (Split-off)
10.7	(3)	Form of Directors and Officers Indemnification Agreement
10.8	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.9	(3)	Form of 2011 Incentive Stock Option Agreement
10.10	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.11	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.12	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.13	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.14	(1)	Promissory Note
10.15	(1)	Employment Agreement between the Company and Mr. David Beling
10.16	(1)	Consulting Agreement between the Company and Clive Bailey
10.17	(1)	Consulting Agreement between the Company and Robert Allender
10.18	(4)	Form of 2012 Subscription Agreement
10.19	(4)	Form of 2012 Registration Rights Agreement
10.20	(4)	Form of 2012 Warrant
10.21	(5)	Facility Agreement dated December 10, 2012
10.22	(5)	Security Agreement dated December 10, 2012 entered into by the Company
10.23	(5)	Security Agreement dated December 10, 2012 entered into by Standard Gold
10.24	(5)	Pledge Agreement dated December 10, 2012 entered into by the Company
10.25	(5)	Form of RMB Warrant
10.26	(6)	Consulting Agreement dated December 17, 2012 entered into by the Company and Antibes International Corp.
10.27	(8)	Consulting Agreement between the Company and Joe Wilkins
10.28	(9)	Form of February 2013 Registration Rights Agreement
10.29	(10)	Option Agreement dated March 23, 2015
10.30	(11)	Form of Subscription Agreement
14.1	(7)	Code of Ethics
16.1	(1)	Letter from Bernstein & Pinchuk

Exhibit No.		Description

21	(2)	List of Subsidiaries
31.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins		XBRL Instance Document
101.sch		XBRL Taxonomy Schema Document
101.cal		XBRL Taxonomy Calculation Document
101.def		XBRL Taxonomy Linkbase Document
101.lab		XBRL Taxonomy Label Linkbase Document
101.pre		XBRL Taxonomy Presentation Linkbase Document

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

(8)

Incorporated by reference to the Form S-1/A, filed with the SEC on March 27, 2013

(9)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 4, 2013

(10)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on March 26, 2015

(11)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2015

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	March 30, 2016
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	March 30, 2016
ALAN LINDSAY

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bullfrog Gold Corp.

Grand Junction, CO

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullfrog Gold Corp. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of approximately $9,700,000 as of December 31, 2015. Additionally, the Company has experienced recurring losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 30, 2016

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	12/31/15	12/31/14

Assets

Current assets
Cash	$1,024	$790
Deposits	10,682	10,682
Total current assets	11,706	11,472

Other assets
Mineral properties	270,425	246,300
Deferred financing fees	3,666	14,666
Total other assets	274,091	260,966

Total assets	$285,797	$272,438

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$23,488	$22,856
Related party payable	487,767	209,013
Notes payable	2,949,063	2,544,598
Accrued interest	45,840	-
Other liabilities	25,331	84
Total current liabilities	3,531,489	2,776,551

Long term liabilities
Accrued interest	-	18,336
Warrant liability	-	20
Note payable	-	220,000
Total long term liabilities	-	238,356

Total liabilities	3,531,489	3,014,907

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value; Series B 400,000 issued and outstanding as of 12/31/15 and 12/31/14	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 52,774,892 and 45,741,045 shares issued and outstanding as of 12/31/15 and 12/31/14, respectively	5,277	4,574
Additional paid in capital	6,449,275	6,258,467
Accumulated deficit	(9,700,284)	(9,005,550)

Total stockholders' equity (deficit)	(3,245,692)	(2,742,469)

Total liabilities and stockholders' equity (deficit)	$285,797	$272,438

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015 and 2014

	Twelve Months Ended
	12/31/15	12/31/14

Revenue	$-	$-

Operating expenses
General and administrative	397,886	456,740
Exploration costs	29,338	338,188
Marketing	-	6,990
Loss on asset abandonment	-	1,500,400

Total operating expenses	427,224	2,302,318

Net operating loss	(427,224)	(2,302,318)

Gain on extinguishment of debt	-	15,500
Interest expense	(267,530)	(836,552)
Revaluation of warrant liability	20	300,600

Net loss	$(694,734)	$(2,822,770)

Weighted average common shares outstanding - basic and diluted	48,538,670	45,116,045

Loss per common share - basic and diluted	$(0.01)	$(0.06)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2015 and 2014

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2013	400,000	$ 40	44,991,045	$ 4,499	$6,243,542	$(6,182,780)	$ 65,301

Issuance of Common stock for mineral claim purchase option, October 2014			750,000	75	14,925		15,000
Net loss for the year ended December 31, 2014						(2,822,770)	(2,822,770)

Balance, December 31, 2014	400,000	$ 40	45,741,045	$ 4,574	$6,258,467	$(9,005,550)	$(2,742,469)

Issuance of Common stock for mineral claim purchase option, June 2015			200,000	20	3,980		4,000
Issuance of stock in private placement, July 2015			5,583,847	558	88,783		89,341
Issuance of Common stock for mineral claim purchase option, October 2015			1,250,000	125	20,000		20,125
Stock-based compensation					78,045		78,045
Net loss for the year ended December 31, 2015						(694,734)	(694,734)

Balance, December 31, 2015	400,000	$ 40	52,774,892	$ 5,277	$6,449,275	$(9,700,284)	$(3,245,692)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	Twelve Months Ended
	12/31/15	12/31/14

Cash flows from operating activities
Net loss	$(694,734)	$(2,822,770)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	-	(15,500)
Revaluation of warrant liability	(20)	(300,600)
Loss on asset abandonment	-	1,500,400
Stock-based compensation	78,045	-
Amortization of deferred financing fees	11,000	624,222
Change in operating assets and liabilities:
Deposits	-	14,172
Prepaid expenses	-	22,311
Accounts payable	632	37,397
Related party payable	278,754	-
Accrued interest	211,569	162,934
Other liabilities	25,247	123,892

Net cash used in operating activities	(89,107)	(653,542)

Cash flows from investing activity
Acquisition of mineral properties	-	(51,000)

Cash flows from financing activities
Proceeds from notes payable	-	520,000
Proceeds from private placement of common stock	89,341	-
Payment of deferred financing fees	-	(22,000)

Net cash provided by financing activities	89,341	498,000

Net increase (decrease) in cash	234	(206,542)

Cash, beginning of period	790	207,332

Cash, end of period	$1,024	$790

Supplemental disclosure of cash flow information
Cash paid during period for interest	$-	$102,421
Stock issued for lease payment	$24,125	$15,000
Note payable ($446,974) and accrued interest ($53,026) paid with restricted cash	$-	$500,000
Accrued interest capitalized to note payable	$184,465	$91,572

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,700,000 as of December 31, 2015.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

The Company has no revenues and does not expect to have revenues in 2016. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. The Company is currently exploring various financing alternatives to refinance or repay the amount outstanding to RMB Australia Holdings Limited (“RMB”). To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its RMB indebtedness or should any of RMB’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and we may not be able to continue as a going concern, and will likely be forced to surrender our ownership interest in the Bullfrog Project as part of the Facility.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2015, the Company’s cash balance was approximately $1,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the year ended December 31, 2015 and 2014, the Company incurred exploration costs of approximately $29,000 and $338,000, respectively. Costs of property acquisitions are being capitalized.

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

Deferred Financing Fees

RMB Facility

In conjunction with a Facility Agreement evidencing the Facility with RMB, the Company paid financing fees of approximately $1,300,000 in cash and warrants in 2012. These fees were capitalized as deferred financing fees and will be amortized over the life of the Facility using the effective interest method. Amortization of deferred financing fees included in interest expense during twelve months ended December 31, 2015 and 2014 was approximately $0 and $617,000, respectively.

NPX Convertible Note

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the years ended December 31, 2015 and 2014 was approximately $11,000 and $7,000.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of December 31, 2015 and 2014. See Note 3.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and other liabilities. The warrant liability, a long-term liability, is already recorded at fair value. The fair values of the Company’s notes payable are not practicable to calculate due to the unique terms of the note.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2015 or 2014. The periods ended December 31, 2015, 2014, 2013 and 2012 are open to examination by taxing authorities.

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

As of September 5, 2014 the 650,000 stock options issued to Consultants (“Consultants”) were terminated due to non-renewal of their consulting agreements, and as of September 11, 2014 the Board of Directors canceled the remaining granted options in the aggregate amount of 3,810,000.

On March 31, 2015 we granted options to purchase 4,500,000 shares of our common stock of the 4,500,000 shares of common stock under our 2011 Equity Incentive Plan.

Net Loss per Common Share

Net losses were reported during the year’s ended December 31, 2015 and 2014. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	12/31/15	12/31/14
Stock options	4,500,000	0
Warrants	10,048,660	17,048,660
Preferred stock	400,000	400,000
Convertible note payable	880,000	880,000

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

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) the 100% owned subsidiary of Bullfrog Gold Corp. entered into an Option Agreement (“Option”) with Mojave Gold Mining Corporation (“Mojave”). In order to maintain in force the working right and Option granted to it, and to exercise the Option, RMM  granted Mojave 750,000 common shares of common stock of the Company.

On June 26, 2015, the Company issued Arden Larson 200,000 shares of the Company’s common stock for a total of $4,000 in settlement of an option payment to purchase the Klondike Project.

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares of common stock with gross proceeds to the Company of $89,341 to a certain accredited investor pursuant to a subscription agreement. The proceeds from this offering were used primarily for general corporate purposes.

On October 29, 2015, the Company issued Mojave 1,250,000 shares of the Company’s common stock in settlement of an option and work commitment payment as part of the October 29, 2014 Option.

On February 2, 2016, the Board of Directors of the Company approved a stock compensation distribution to David Beling, CEO and President, as full payment of his salary from June 2014 through December 2015.  There were a total of 24,687,204 shares awarded to Mr. Beling on February 12, 2016 at a price of $0.01411 per share.

Convertible Preferred Stock

In August 2011, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series A Preferred Stock. Each share of Series A preferred stock par value $0.0001 per share (“Preferred Stock”) is convertible into one share of common stock at the option of the preferred holder. The Series A Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The holders of the Company’s Series A Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

As of December 31, 2015 all issued shares of Series A Preferred Stock have been converted into common stock.

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

As of December 31, 2015 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock remaining.

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

There were a total of 4,500,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”).  These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized.

A summary of the March 2015 Options is presented below:

March 2015 Options	Options	Strike Price	Term
Officer	1,775,000	$0.025	10 years	(1)
Consultant	250,000	$0.025	10 years
Consultant	355,000	$0.025	10 years
Consultant	705,000	$0.025	10 years
Director	1,415,000	$0.025	10 years	(2)
TOTAL	4,500,000

The Black Scholes option pricing model was used to estimate the fair value of $78,045 of the March 2015 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
4,500,000	$0.025	6 years	87.1%	1.71%	$78,045

A summary of the stock options as of December 31, 2015 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	-	-	-	-
Granted	4,500,000	$0.025	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2015	4,500,000	$0.025	9.25	-
Options exercisable at December 31, 2015	4,500,000	$0.025	9.25	-

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

In applying current accounting standards to the financial instruments issued in the 2012 Private Placement, February 2013 Private Placement, June 2013 Private Placement, August 2013 Private Placement and October 2013 Private Placement, the Company first considered the classification of the Series A and Series B Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series A and Series B Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A and Series B Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A or Series B Preferred Stock, it is classified as a component of stockholders’ equity.

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2013	169,601	61,796	60,136	2,298	5,593	1,196	300,620
Change in fair value of warrant liability	(169,588)	(61,791)	(60,134)	(2,298)	(5,593)	(1,196)	(300,600)
Ending balance at December 31, 2014	$13	$5	$2	$-	$-	$-	$20
Change in fair value of warrant liability	(13)	(5)	(2)	-	-	-	(20)
Ending balance at December 31, 2015	$-	$-	$-	$-	$-	$-	$-

The estimated fair value of the warrant was calculated using the Black-Scholes pricing model, however we concluded the estimated fair value of the warrant was not material and does not require separate disclosure of calculation inputs.

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

NOTE 4 - NOTES PAYABLE

RMB Facility

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million. The loan proceeds from the Facility will be used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which was December 10, 2014. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. During the quarter ended June 30, 2014 the $500,000 restricted cash account was applied to the quarterly interest payment and the principal balance. This resulted in an RMB note payable balance of approximately $2,453,000. As previously discussed the Newsboy Project was terminated, and therefore the only collateral remaining for the RMB note is the Bullfrog Project with a December 31, 2015 balance of approximately $100,000.

On December 15, 2014, RMB amended the Facility to extend the repayment date to December 15, 2015. All interest accrued but unpaid as of December 15, 2014 was capitalized and added to the outstanding principal balance. On December 15, 2015, RMB amended the Facility to extend the repayment date to December 15, 2016.  The balance as of December 31, 2015 is $2,729,063.

In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s Common Stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. The Company met all of the conditions precedent to complete the closing for the Facility.  As of December 10, 2015 these 7,000,000 warrants expired.

In applying current accounting standards to the warrants issued in the Facility with RMB, the Company considered the warrants under ASC 815 Derivatives and Hedging. Under these standards the warrants would qualify as equity. The fair value of the warrants were calculated to be $1,063,592 and were classified as deferred financing fees that were amortized for 24 months from the Closing Date of the RMB Facility.

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

Related Party

As of December 31, 2015 Bullfrog has a related party payable with David Beling, President of $487,767.  This amount consists of $126,536 of expense reports plus interest of $12,894 and salary of $316,669 plus interest of $31,668.

NOTE 5 - COMMITMENTS

On June 11, 2012, the Company entered into an option agreement that was amended on May 6, 2015 with Arden Larson, an unrelated party, to purchase a 100% interest in the Klondike Project (“Klondike”) that currently includes 109 unpatented mining claims. Klondike is located in the Alpha Mining District about 40 miles north of Eureka, Nevada.

The remaining amount due to Mr. Larson of the amended price of $365,000 is payable on the following schedule:

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

NOTE 6 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Federal statutory income tax rate	(35.0%)	(35.0%)
Cancelation of stock options	0.0%	22.9%
Expiration of warrants for loan fees	52.1%	0.0%
Permanent exclusion of warrant liability gains	0.0%	(34.5%)
Other permanent differences	0.0%	(3.7%)
Decrease in valuation allowance	17.1%	50.3%
Net income tax provision (benefit)	-	-

The components of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Federal and state net operating loss carryovers	$2,582,295	$2,268,770
Mineral property	142,565	193,372
Stock compensation	27,316	0
Issuance of warrants for loan fees	0	361,750
Accrued expenses	0	46,900
Total deferred tax asset	$2,752,176	$2,870,792
Net deferred tax asset	2,752,176	2,870,792
Less: valuation allowance	(2,752,176)	(2,870,792)

Deferred tax asset	$0	$0

The Company has approximately a $7,400,000 net operating loss carryover as of December 31, 2015. The net operating loss may offset against taxable income through the year ended December 31, 2035. A portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2015, as the likelihood of the realization of the tax benefits cannot be determined. The valuation allowance (decreased)/increased by $(118,616) and $1,421,200 for the years ended December 31, 2015 and 2014, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado. We are not subject to income tax examinations by tax authorities for years before 2011 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.