Form 10-Q
period 2016-03-31
Bullfrog Gold Corp.
filed 2016-05-12
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,462,096 shares of common stock, par value $0.0001, were outstanding on May 11, 2016.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(unaudited)

	3/31/16	12/31/15

Assets

Current assets
Cash	$289	$1,024
Deposits	10,682	10,682
Total current assets	10,971	11,706

Other assets
Mineral properties	280,425	270,425
Deferred financing fees	916	3,666
Total other assets	281,341	274,091

Total assets	$292,312	$285,797

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$13,457	$23,488
Related party payable	228,115	487,767
Note payable	3,009,996	2,949,063
Accrued interest	52,716	45,840
Other liabilities	113	25,331
Total liabilities	3,304,397	3,531,489

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, $.0001 par value; Series B 400,000 issued and outstanding as of 3/31/16 and 12/31/15	40	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 77,462,096 and 52,774,892 shares issued and outstanding as of 3/31/16 and 12/31/15, respectively	7,746	5,277
Additional paid in capital	6,795,142	6,449,275
Accumulated deficit	(9,815,013)	(9,700,284)

Total stockholders' equity (deficit)	(3,012,085)	(3,245,692)

Total liabilities and stockholders' equity (deficit)	$292,312	$285,797

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three Months Ended
	3/31/16	3/31/15

Revenue	$-	$-

Operating expenses
General and administrative	34,507	167,315

Total operating expenses	34,507	167,315

Net operating loss	(34,507)	(167,315)

Interest expense	(80,222)	(55,779)
Revaluation of warrant liability	-	(92)

Net loss	$(114,729)	$(223,186)

Weighted average common shares outstanding - basic and diluted	69,233,028	45,741,045

Loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three Months Ended
	3/31/16	3/31/15

Cash flows from operating activities
Net loss	$(114,729)	$(223,186)
Adjustments to reconcile net loss to net cash used in operating activities
Capitalized interest to note payable	60,933	46,154
Revaluation of warrant liability	-	92
Stock-based compensation	-	78,045
Amortization of deferred financing fees	2,750	2,750
Change in operating assets and liabilities:
Accounts payable	(10,031)	11,994
Related party payable	88,684	77,390
Accrued interest	6,876	6,876
Other liabilities	(25,218)	(84)

Net cash provided by operating activities	9,265	31

Cash flows from investing activity
Acquisition of mineral properties	(10,000)	-

Net increase (decrease) in cash	(735)	31

Cash, beginning of period	1,024	790

Cash, end of period	$289	$821

Supplemental disclosure of cash flow information
Stock issued to payoff related party payable	$348,336	$0

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,815,013 as of March 31, 2016.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

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

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2016, the Company’s cash balance was approximately $300. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2016 and 2015, the Company did not incur exploration costs. Costs of property acquisitions are being capitalized, a required payment of $10,000 was made to Mojave as part of the option to purchase agreement

Deferred Financing Fees

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the three months ended March 31, 2016 and 2015 was approximately $2,750 for both periods.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2016 or December 31, 2015. The periods ended December 31, 2015, 2014, 2013 and 2012 are open to examination by taxing authorities.

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

Net Loss per Common Share

Net losses were reported during the three months ended March 31, 2016 and 2015. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	3/31/16	3/31/15
Stock options	4,500,000	4,500,000
Warrants	10,048,660	17,048,660
Preferred stock	400,000	400,000
Convertible note payable	880,000	880,000

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

As of March 31, 2016 all issued shares of Series A Preferred Stock have been converted into common stock.

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

As of March 31, 2016 there have been 1,604,600 shares of Series B Preferred Stock converted into common stock, leaving a total of 400,000 shares of Series B Preferred Stock remaining.

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

A summary of the March 2015 Options is presented below:

March 2015 Options	Options	Strike Price	Term
Officer	1,775,000	$0.025	10 years	(1)
Consultant	250,000	$0.025	10 years
Consultant	355,000	$0.025	10 years
Consultant	705,000	$0.025	10 years
Director	1,415,000	$0.025	10 years	(2)
TOTAL	4,500,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President

(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

The Black Scholes option pricing model was used to estimate the fair value of $78,045 of the March 2015 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
4,500,000	$0.025	6 years	87.1%	1.71%	$78,045

A summary of the stock options as of March 31, 2016 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	-	-	-	-
Granted	4,500,000	$0.025	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2015	4,500,000	$0.025	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at March 31, 2106	4,500,000	$0.025	9.00	-
Options exercisable at March 31, 2016	4,500,000	$0.025	9.00	-

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2014	$13	$5	$2	$-	$-	$-	$20
Change in fair value of warrant liability	(13)	(5)	(2)	-	-	-	(20)
Ending balance at December 31, 2015	$-	$-	$-	$-	$-	$-	$-
Change in fair value of warrant liability	-	-	-	-	-	-	-
Ending balance at March 31, 2016	$-	$-	$-	$-	$-	$-	$-

The estimated fair value of the warrants was calculated using the Black-Scholes pricing model, however we concluded the estimated fair value of the warrants was not material and does not require separate disclosure of calculation inputs.

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

NOTE 4 - NOTES PAYABLE

RMB Facility

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4,200,000. The loan proceeds from the Facility were used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which was December 10, 2014. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash. The current balance of the RMB note payable is approximately $2,453,000 at March 31, 2016. As previously discussed the Newsboy Project was terminated, and therefore the only collateral remaining for the RMB note is the Bullfrog Project with a March 31, 2016 balance of approximately $100,000.

On December 15, 2014, RMB amended the Facility to extend the repayment date to December 15, 2015. All interest accrued but unpaid as of December 15, 2014 was capitalized and added to the outstanding principal balance. On December 15, 2015, RMB amended the Facility to extend the repayment date to December 15, 2016.  The balance as of March 31, 2016 is $2,789,996.

In connection with the Facility, the Company issued 7,000,000 warrants to purchase shares of the Company’s Common Stock for $0.35 per share to be exercisable for 36 months after the Closing Date, with the proceeds from the exercise of the warrants to be used to repay the Facility. As of December 10, 2015 these 7,000,000 warrants expired.

NPX Convertible Note

On April 25, 2014 (“NPX Closing Date”), the Company entered into a Securities Purchase Agreement for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The Note proceeds were used to fund the Klondike Project and for general corporate purposes. The Company paid an arrangement fee of 10% of the Note and issued 220,000 warrants to purchase one full share at a price of $0.35 within three years from the NPX Closing Date. The Note principal and unpaid accrued interest will be due and payable 24 months from the NPX Closing Date. The president of NPX is Johnathan Lindsay, the son of the chairman of the board of the Company Alan Lindsay.  During the term of the Note, NPX may elect by giving five days to convert their Note and any accrued but unpaid interest thereon, into shares of the Company’s common shares at a conversion price equal to $0.25 per common share. Additionally, for each common share purchased there will be a three year warrant to purchase one hundred percent of the number of shares purchased at a per share exercise price of $0.35.  The Note matured on April 25, 2016 however, with this default event the holder has not made a demand of principal and interest.  As of the date of this filing no extension of maturity on the Note has been determined.

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

Related Party

As of March 31, 2016 Bullfrog has a related party payable with David Beling, President of $228,115.  This amount consists of $180,557 of expense reports plus interest of $22,058 and salary of $25,000 plus interest of $500.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2016 compared with the three months ended March 31, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Bullfrog Gold Corp., and depending on the context, its subsidiaries.

Company History and Recent Events

Bullfrog Gold Corp., was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, Bullfrog Gold's Board of Directors (the “Board”) approved the filing of an Amended and Restated Certificate of Incorporation of the Company to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp." (ii) the increase in the authorized capital stock to 250,000,000 shares and (iii) the change in par value of the capital stock to $0.0001 per share. The Company is in the exploration stage of its resource business.

On February 2, 2016, the Board approved a stock compensation distribution to David Beling, CEO and President, as full payment of his salary from June 2014 through December 2015.  There were a total of 24,687,204 shares awarded to Mr. Beling on February 12, 2016 at a price of $0.01411 per share.

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

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”), entered into an Option Agreement (“Option”) with Mojave. Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone pit mined by Barrick Gold in the 1990’s.

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

Company management estimated in April 2015 that 41,000 ounces of gold in 1.44 million tons of material averaging 0.97 gram per ton remains within a cutoff depth up to 75 meters under the existing M-S pit. This manual estimate was based on cross sections typically spaced 15 meters apart, a cutoff grade of 0.3 gram gold per ton at the top and bottom of mineral intervals, and drill data and pit surveys completed by Barrick. Notwithstanding, Barrick makes no representation concerning the accuracy or completeness of the data used by the Company or any estimates made by the Company. Additional drilling is required to confirm some of the Company’s mineral projections and to test for extensions at greater depths and along strike beyond the existing pit limits.

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

During the past year the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices.On April 11, 2016 the Company distributed a press release that included a mineral inventory estimate of 470,000 ounces of gold, as summarized below.

Mineral Inventory Estimates

	Tonnes	Gold	Gold
Pit Areas	Millions	G/T	Ounces
M-S Shallow	1.1	1.06	38,612
M-S Deeper	0.9	0.93	26,813
Bullfrog North	13.3	0.88	375,051
BF NE Mystery Hill	0.9	0.80	26,813
Total/Average	16.4	0.89	469,961

Based on cross sectional estimation methods using a nominal gold cut-off grade of 0.3 g/t. Average waste to mineral ratio was estimated at less than 5 to 1.

These estimates are supported by close-spaced drill holes upon which Barrick Bullfrog Inc. (“Barrick”) produced 2.3 million ounces of gold from proven and probable ore reserves during 1989 to 1999. As a result, it would not require much more drilling or expense to upgrade these inventories to much higher classifications and meet US and Canadian industry standards. For reference, the large electronic data base acquired from Barrick includes 253,900 meters or 157 miles of drilling in 1,298 holes and a paper data base that may weigh 2,000 pounds. In this regard, the Company is the only entity that examined the Project data base after it was re-located to Barrick’s Elko and Salt Lake City offices in 2000 and performed detailed evaluations of mineralization remaining around the M-S and Bullfrog mines. Notwithstanding, Barrick makes no representation concerning the accuracy, completeness or application of their data by the Company. It is further cautioned that the Project contains no reserves or resources and that the mineral inventory estimates and other forward looking statements herein may never become viable, feasible or economic.

Metallurgy

In 1994 Kappes Cassiday of Reno, NV performed simulated heap leach column tests on 250 kg samples with results as follows:

Size, inch	-1.5	-3/8
Calc. Head, gold opt	.035	.029
Rec., %	71.4	75.9
Leach time, days	41	41

In 1995 Barrick performed a pilot heap leach test on 844 tons that were crushed to -½ inch and averaged 0.019 gold opt. In only 41 days of leaching, 67% of the gold was recovered while cyanide and lime consumptions were exceptionally low.

In 1986 St Joe column leached a 22-ton composite of minus 12-inch material grading 0.037 gold opt to simulate heap leaching material at a coarse run-of-mine (“ROM”) size and recovered 49% in 59 days of leaching, which they projected to 54% for leaching 90 days.

In summary, Project mineralization has good heap leach gold recoveries for crushing to 1.5 inch or less and at ROM size. The latter is particularly important since much additional low grade under 0.3 g/t that must be excavated from a pit could be ROM heap leached to supplement production.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to March 31, 2015

	Three Months Ended
	3/31/16	3/31/15

Revenue	$-	$-

Operating expenses
General and administrative	34,507	167,315

Total operating expenses	34,507	167,315

Net operating loss	(34,507)	(167,315)

Interest expense	(80,222)	(55,779)
Revaluation of warrant liability	-	(92)

Net loss	$(114,729)	$(223,186)

Weighted average common shares outstanding - basic and diluted	69,233,028	45,741,045

Loss per common share - basic and diluted	$(0.00)	$(0.00)

We are still in the exploration stage and have no revenues to date.

During the three months ended March 31, 2016 we had a net loss of $114,729 compared to a net loss of $223,186 for the three months ended March 31, 2015. The decrease of $108,457 is due primarily to stock options that were issued in 2015.  See Note 2 to the consolidated financial statements.  Additionally, David Beling, President & CEO, agreed to a 50% salary reduction effective January 1, 2016 which results in an annual salary of $100,000.

Liquidity and Capital Resources

Losses from operations have been incurred since inception and there is an accumulated deficit of $9,815,013 as of March 31, 2016. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.

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

Item 3. Quantitative And Qualitative Disclosures And Market Risk

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls And Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2016 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period ending March 31, 2016, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None other than previously disclosed in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

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

Date: May 12, 2016	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)