Form 10-Q
period 2016-06-30
Bullfrog Gold Corp.
filed 2016-08-15
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 86,798,763 shares of common stock, par value $0.0001, were outstanding on August 8, 2016.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(unaudited)

Assets	6/30/16	12/31/15

Current assets
Cash	$30,093	$1,024
Deposits	10,682	10,682
Total current assets	40,775	11,706

Other assets
Mineral properties	130,425	270,425
Deferred financing fees	-	3,666
Total other assets	130,425	274,091

Total assets	$171,200	$285,797

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$30,910	$23,488
Related party payable	274,002	487,767
Note payable	220,000	2,949,063
Accrued interest	58,438	45,840
Other liabilities	113	25,331
Total current liabilities	583,463	3,531,489

Total liabilities	583,463	3,531,489

Stockholders' equity (deficit)
Preferred stock Series A, 5,000,000 shares authorized, $.0001 par value; zero issued and outstanding as of 6/30/16 and 12/31/15	-	-
Preferred stock Series B, 45,000,000 shares authorized, $.0001 par value; 11,000,000 and 400,000 issued and outstanding as of 6/30/16 and 12/31/15, respectively	1,100	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 86,798,763 and 52,774,892 shares issued and outstanding as of 6/30/16 and 12/31/15, respectively	8,680	5,277
Additional paid in capital	7,157,998	6,449,275
Accumulated deficit	(7,580,041)	(9,700,284)

Total stockholders' equity (deficit)	(412,263)	(3,245,692)

Total liabilities and stockholders' equity (deficit)	$171,200	$285,797

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/16	6/30/15	6/30/16	6/30/15

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	56,586	95,954	91,093	263,269

Total operating expenses	56,586	95,954	91,093	263,269

Net operating loss	(56,586)	(95,954)	(91,093)	(263,269)

Gain on extinguishment of debt	2,523,813	-	2,523,813	-
Loss on asset abandonment	(164,850)	-	(164,850)	-
Interest expense	(67,405)	(57,272)	(147,627)	(113,051)
Revaluation of warrant liability	-	106	-	14

Net income (loss)	$2,234,972	$(153,120)	$2,120,243	$(376,306)

Weighted average common shares outstanding - basic	77,908,763	45,752,034	73,570,895	45,746,570

Weighted average common shares outstanding - diluted	80,292,096	45,752,034	74,964,562	45,756,570
Income (loss) per common share - basic	$0.03	$-	$0.03	$(0.01)
Income (loss) per common share - diluted	$0.03	$-	$0.03	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six Months Ended
	6/30/16	6/30/15

Cash flows from operating activities
Net income (loss)	$2,120,243	$(376,306)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on extinguishment of debt	(2,523,813)	-
Interest capitalized to note payable	114,750	93,799
Revaluation of warrant liability	-	(14)
Loss on asset abandonment	164,850	-
Stock-based compensation		78,045
Amortization of deferred financing fees	3,666	5,500
Change in operating assets and liabilities:
Accounts payable	7,422	27,133
Related party payable	134,571	143,918
Accrued interest	12,598	13,752
Other liabilities	(25,218)	17,246

Net cash provided by operating activities	9,069	3,073

Cash flows from investing activity
Acquisition of mineral properties	(10,000)	-

Cash flows from financing activities
Proceeds from private placement of common stock	280,000	-
Payoff of note payable	(250,000)	-

Net cash provided by financing activities	30,000	-

Net increase (decrease) in cash	29,069	3,073

Cash, beginning of period	1,024	790

Cash, end of period	$30,093	$3,863

Supplemental disclosure of cash flow information
Stock issued for lease payment	$14,850	$4,000
Stock issued to payoff note payable	$70,000	$-
Stock issued to payoff related party payable	$348,336	$-

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on State lands, private lands and Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 2,200 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any proven reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2015 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $7,580,041 as of June 30, 2016.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

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

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2016, the Company’s cash balance was approximately $30,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended June 30, 2016 and 2015, the Company did not incur exploration costs. Costs of property acquisitions are being capitalized, and a required payment of $10,000 was made to Mojave as part of the option to purchase agreement.

Deferred Financing Fees

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and will be amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the six months ended June 30, 2016 and 2015 was approximately $3,666 and $5,500, respectively.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and other liabilities. The warrant liability, a long-term liability, is already recorded at fair value. The fair values of the Company’s note payable is not practicable to calculate due to the unique terms of the note.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2016 or December 31, 2015. The periods ended December 31, 2015, 2014, 2013 and 2012 are open to examination by taxing authorities.

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

Net Income (Loss) per Common Share

The following table shows basic and diluted earnings per share

	Three Months Ended		Six Months Ended
	6/30/16	6/30/15	6/30/16	6/30/15
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss) per common share	$2,234,972	$(153,120)	$2,120,243	$(376,306)
Basic weighted average shares outstanding	77,908,763	45,752,034	73,570,895	45,746,570
Dilutive effect of common stock equivalents	2,383,333	--	1,393,667	--
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	80,292,096	45,752,034	74,964,562	45,746,570
Basic Earnings (Loss) Per Common Share	0.03	--	0.03	(0.01)
Diluted Earnings (Loss) Per Common Share	0.03	--	0.03	(0.01)

11,000,000 of preferred shares issued on June 30, 2016 were not included in the computation of diluted shares. 4,500,000 of stock options were included in the computation for the three months ended June 30, 2016.  9,868,660 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the three and six month period ending June 30, 2016.  The NPX convertible loan can convert into shares of the Company’s common shares at a conversion price equal to $0.25 per common share, this was not included in the computation of diluted shares. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.

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

On October 29, 2015, the Company issued Mojave 1,250,000 shares (valued at $20,125) of the Company’s common stock in settlement of an option and work commitment payment as part of the October 29, 2014 Option.

On February 2, 2016, the Board of Directors of the Company approved a stock compensation distribution to David Beling, CEO and President, as full payment of his salary from June 2014 through December 2015.  There were a total of 24,687,204 shares awarded to Mr. Beling on February 12, 2016 at a price of $0.01411 per share.

On June 21, 2016, the Company sent a notice of termination to Arden Larson with respect to the Option Agreement dated June 11, 2012 and amended May 6, 2015 for the Klondike Project in Nevada.  The Company issued Larson 270,000 shares (valued at $14,850) of common stock as full and final payment. The Company will have no further obligations.

On June 30, 2016, the Company has settled all debts and obligations with respect to a December 12, 2012 Facility Agreement with RMB Australia Holdings Limited (RMB). The principal and interest due RMB under the Agreement as of June 30, 2016 was $2,843,813.  Components of the payout were $250,000 of cash paid to RMB on June 30, 2016, which was raised from recent private placements, and issuance of 1,000,000 shares of BFGC common stock on July 5, 2016 valued at $70,000.

Effective June 30, 2016, the Company sold an aggregate of 18,666,667 shares (11,000,000 preferred and 7,666,667 common) with gross proceeds to the Company of $280,000 to certain accredited investors pursuant to a stock agreement.

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

In October 2012, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors amended the total Series B Preferred Stock to 45,000,000.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock.

For a period of 24 months from the issue date, the holder of Series B Preferred Stock is entitled to price protection as determined in the subscription agreement. The Company has evaluated this embedded lower price issuance feature in accordance with ASC 815 and determined that is clearly and closely related to the host contract and is therefore accounted for as an equity instrument.

Effective June 30, 2016, the Company sold 11,000,000 series B preferred shares.

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

A summary of the March 2015 Options is presented below:

March 2015 Options	Options	Strike Price	Term
Officer	1,775,000	$0.025	10 years	(1)
Consultant	250,000	$0.025	10 years
Consultant	355,000	$0.025	10 years
Consultant	705,000	$0.025	10 years
Director	1,415,000	$0.025	10 years	(2)
TOTAL	4,500,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President

(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

The Black Scholes option pricing model was used to estimate the fair value of $78,045 of the March 2015 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
4,500,000	$0.025	6 years	87.1%	1.71%	$78,045

A summary of the stock options as of June 30, 2016 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	-	-	-	-
Granted	4,500,000	$0.025	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2015	4,500,000	$0.025	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at June 30, 2016	4,500,000	$0.025	8.75	-
Options exercisable at June 30, 2016	4,500,000	$0.025	8.75	-

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

In applying current accounting standards to the financial instruments issued in the 2012 Private Placement, February 2013 Private Placement, August 2013 Private Placement and October 2013 Private Placement, the Company first considered the classification of the Series A and Series B Preferred Stock under ASC 480 Distinguishing Liabilities from Equity, and the Warrants under ASC 815 Derivatives and Hedging. The Series A and Series B Preferred Stock is perpetual preferred stock without redemption or dividend provisions, contingent or otherwise. Further, the Series A and Series B Preferred Stock is convertible into a fixed number of shares of Common Stock with adjustments to the conversion price solely associated with equity restructuring events such a stock splits and recapitalization. Generally redemption provisions that provide for the mandatory payment of cash to the Investor to settle the contract or certain provisions that cause the number of linked shares of Common Stock to vary result in liability classification; and, in some instances, classification outside of stockholders’ equity. There being no such provisions associated with the Series A or Series B Preferred Stock, it is classified as a component of stockholders’ equity.

The warrants were also evaluated for purposes of classification. The warrants issued contain a feature that is not consistent with the concept of stockholders’ equity. The exercise price of the warrants is subject to adjustment upon the issuance of common stock or common share linked contracts at prices below the contractual exercise prices. The 2012 Private Placement and February 2013 Private Placement warrants price adjustment expires four years after the date of issuance. The August 2013 Private Placement and October 2013 Private Placement warrants were amended on December 2, 2013 and allows for a price adjustment that expires three years after the date of original issuance. Current accounting standards provide that such provisions are not consistent with the concept of stockholders’ equity. As a result, all warrants with price adjustment features require classification in liability as derivative warrants. Derivative warrants are carried initially at fair value (up to the value of cash received) and subsequently at fair value with changes in fair value reflected in income.

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2014	$13	$5	$2	$-	$-	$-	$20
Change in fair value of warrant liability	(13)	(5)	(2)	-	-	-	(20)
Ending balance at December 31, 2015	$-	$-	$-	$-	$-	$-	$-
Change in fair value of warrant liability	-	-	-	-	-	-	-
Ending balance at June 30, 2016	$-	$-	$-	$-	$-	$-	$-

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

As stated in Note 2, on June 30, 2016, the Company has settled all debts and obligations with respect to the Facility Agreement with RMB. The principal and interest due RMB under the Agreement as of June 30, 2016 was $2,843,813.  Components of the payout were $250,000 of cash paid to RMB on June 30, 2016, which was raised from recent private placements, and issuance of 1,000,000 shares of BFGC common stock with a value of $70,000 resulting in a gain on settlement of $2,523,813.

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

On July 25, 2016, Bullfrog Gold Corp. (the “Company”) has settled all debts and obligations with respect the Note. The principal and interest due NPX under the Note as of July 25, 2016 was $278,438.   As settlement of the Note the Company issued NPX 18,562,500 shares of series B preferred stock on August 1, 2016, resulting in a zero gain realized on settlement.

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

Related Party

As of June 30, 2016 Bullfrog has a related party payable with David Beling, President of $274,002.  This amount consists of $194,494 of expense reports plus interest of $27,758 and salary of $50,000 plus interest of $1,750.

NOTE 5 - COMMITMENTS

On June 11, 2012, the Company entered into an option agreement that was amended on May 6, 2015 with Arden Larson, an unrelated party, to purchase a 100% interest in the Klondike Project (“Klondike”) that currently includes 109 unpatented mining claims. Klondike is located in the Alpha Mining District about 40 miles north of Eureka, Nevada.

As stated in Note 2, on June 21, 2016, the Company sent a notice of termination to Arden Larson with respect to the Option Agreement dated June 11, 2012 and amended May 6, 2015 for the Klondike Project in Nevada.  The Company issued Larson 270,000 shares of common stock as full and final payment, this resulted in a loss on abandonment of $164,850. The Company will have no further obligations.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on June 30, 2016.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the six months ended June 30, 2016 compared with the six months ended June 30, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Bullfrog Gold Corp., and depending on the context, its subsidiaries.

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

On July 25, 2016, the Company has settled all debts and obligations with respect to an April 25, 2016 Convertible Note, Warrant to Purchase Common Stock and Securities Purchase Agreement with NPX Metals Inc (“NPX”). The principal and interest due NPX under the Note as of July 25, 2016 was $278,437.50.   As settlement of the Note the Company issued NPX 18,562,500 shares of series B preferred stock on August 1, 2016

Effective June 30, 2016, the Company sold an aggregate of 18,666,667 shares (11,000,000 series B preferred and 7,666,667 common) with gross proceeds to the Company of $280,000 to certain accredited investors pursuant to a subscription agreement. The proceeds from this offering were used to pay RMB Australia Holdings Limited with no future obligations to RMB.

On June 30, 2016, the Company has settled all debts and obligations with respect to a December 12, 2012 Facility Agreement with RMB. The principal and interest due RMB under the Agreement as of June 30, 2016 was $2,843,813.   Components of the payout were $250,000 of cash paid to RMB on June 30, 2016, which was raised from recent private placements, and issuance of one million shares of BFGC common stock on July 5, 2016, valued at $70,000.

On June 21, 2016, the Company sent a notice of termination to Arden Larson with respect to the Option Agreement dated June 11, 2012 and amended May 6, 2015 for the Klondike Project in Nevada.  The Company issued Larson 270,000 shares (valued at $14,850) of common stock as full and final payment. The Company will have no further obligations.

On February 2, 2016, the Board approved a stock compensation distribution to David Beling, CEO and President, as full payment of his salary from June 2014 through December 2015.  There were a total of 24,687,204 shares awarded to Mr. Beling on February 12, 2016 at a price of $0.01411 per share (valued at $348,336).

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

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into an Option Agreement (“Option”) with Mojave. Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone pit mined by Barrick Gold in the 1990’s.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to June 30, 2015

	Three Months Ended
	6/30/16	6/30/15

Revenue	$-	$-

Operating expenses
General and administrative	56,586	95,954

Total operating expenses	56,586	95,954

Net operating loss	(56,586)	(95,954)

Gain on extinguishment of debt	2,523,813	-
Loss on asset abandonment	(164,850)
Interest expense	(67,405)	(57,272)
Revaluation of warrant liability	-	106

Net income (loss)	$2,234,972	$(153,120)

Six Months Ended June 30, 2016 Compared to June 30, 2015

	Six Months Ended
	6/30/16	6/30/15

Revenue	$-	$-

Operating expenses
General and administrative	91,093	263,269

Total operating expenses	91,093	263,269

Net operating loss	(91,093)	(263,269)

Gain on extinguishment of debt	2,523,813	-
Loss on asset abandonment	(164,850)
Interest expense	(147,627)	(113,051)
Revaluation of warrant liability	-	14

Net income (loss)	$2,120,243	$(376,306)

We are still in the exploration stage and have no revenues to date.

During the three and six months ended June 30, 2016 we had a net income compared to a net loss for the three and six months ended June 30, 2015.  The 2016 net income was a result of the final note payoff to RMB that came with a gain on extinguishment of debt of approximately $2,500,000.  The terms of the payoff have been discussed throughout the body of this Form 10Q and a complete disclosure can be found on the Form 8K filed July 7, 2016.  Additionally, David Beling, President & CEO, agreed to a 50% salary reduction effective January 1, 2016 which results in an annual salary of $100,000 and a reduction to general and administrative costs.  Additionally, the Klondike Project agreement was terminated in June 2016 resulting in a loss on asset abandonment of $164,850.

Liquidity and Capital Resources

Losses from operations have been incurred since inception, with the exception of the three months ended June 30, 2016, and there is an accumulated deficit of $7,580,041 as of June 30, 2016. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.

As previously discussed the RMB debt was paid off on June 30, 2016.

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

As previously stated, on the Company received $280,000 from certain accredited investors to pay off the RMB debt on June 30, 2016.

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

Item 4. Controls And Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2016 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period and six months ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period and six months ending June 30, 2016, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: August 15, 2016	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)