Form 10-Q
period 2016-09-30
Bullfrog Gold Corp.
filed 2016-10-24
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,232,096 shares of common stock, par value $0.0001, were issued and outstanding as of October 14, 2016.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(unaudited)

Assets	9/30/16	12/31/15

Current assets
Cash	$3,352	$1,024
Deposits	10,682	10,682
Total current assets	14,034	11,706

Other assets
Mineral properties	130,425	270,425
Deferred financing fees	0	3,666
Total other assets	130,425	274,091

Total assets	$144,459	$285,797

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$16,172	$23,488
Related party payable	313,055	487,767
Note payable	0	2,949,063
Accrued interest	0	45,840
Other liabilities	113	25,331
Total current liabilities	329,340	3,531,489

Total liabilities	329,340	3,531,489

Stockholders' equity (deficit)
Preferred stock Series A, 5,000,000 shares authorized, $.0001 par value; zero issued and outstanding as of 9/30/16 and 12/31/15	0	0
Preferred stock Series B, 45,000,000 shares authorized, $.0001 par value; 29,562,500 and 400,000 issued and outstanding as of 9/30/16 and 12/31/15, respectively	2,956	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 89,932,096 and 52,774,892 shares issued and outstanding as of 9/30/16 and 12/31/15, respectively	8,993	5,277
Additional paid in capital	7,703,268	6,449,275
Accumulated deficit	(7,900,098)	(9,700,284)

Total stockholders' equity (deficit)	(184,881)	(3,245,692)

Total liabilities and stockholders' equity (deficit)	$144,459	$285,797

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/16	9/30/15	9/30/16	9/30/15

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	311,991	92,932	403,084	332,186
Exploration costs	0	29,338	0	29,338

Total operating expenses	311,991	122,270	403,084	361,524

Net operating loss	(311,991)	(122,270)	(403,084)	(361,524)

Gain on extinguishment of debt	0	0	2,523,813	0
Loss on asset abandonment	0	0	(164,850)	0
Interest expense	(8,066)	(70,270)	(155,693)	(207,336)
Revaluation of warrant liability	0	6	0	20

Net income (loss)	$(320,057)	$(192,534)	$1,800,186	$(568,840)

Weighted average common shares outstanding - basic	88,843,207	50,189,624	78,661,666	47,243,863

Weighted average common shares outstanding - diluted	88,843,207	50,189,624	88,506,110	47,243,863

Income (loss) per common share - basic	$(0.00)	$(0.00)	$0.02	$(0.01)

Income (loss) per common share - diluted	$(0.00)	$(0.00)	$0.02	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine Months Ended
	9/30/16	9/30/15

Cash flows from operating activities
Net income (loss)	$1,800,186	$(568,840)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on extinguishment of debt	(2,523,813)	0
Interest capitalized to note payable	114,751	142,897
Revaluation of warrant liability	0	(20)
Loss on asset abandonment	164,850	0
Stock-based compensation - options	0	78,045
Stock issued for services	237,000	0
Amortization of deferred financing fees	3,666	8,250
Change in operating assets and liabilities:
Accounts payable	(7,316)	(1,593)
Related party payable	173,624	214,070
Accrued interest	12,598	20,628
Other liabilities	(25,218)	21,247

Net cash used in operating activities	(49,672)	(85,316)

Cash flows from investing activity
Acquisition of mineral properties	(10,000)	0

Cash flows from financing activities
Proceeds from private placement of common stock	312,000	89,341
Payoff of note payable	(250,000)	0

Net cash provided by financing activities	62,000	89,341

Net increase in cash	2,328	4,025

Cash, beginning of period	1,024	790

Cash, end of period	$3,352	$4,815

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Stock issued for debt conversion - related party	$278,438	$0
Stock issued for lease payment	$14,850	$4,000
Stock issued to payoff note payable	$70,000	$0
Stock issued to payoff related party payable	$348,336	$0

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2015 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $7,900,098 as of September 30, 2016.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.

The Company has no operating revenues and does not expect to in 2016. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2016, the Company’s cash balance was approximately $3,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended September 30, 2016 and 2015, the Company did not incur exploration costs. Costs of property acquisitions are being capitalized, and a required payment of $10,000 was made to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

Deferred Financing Fees

In conjunction with the NPX Convertible Note (as discussed in Note 4) the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and were amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the three months ended September 30, 2016 and 2015 was approximately $0 and $2,750, respectively and during the nine months ended September 30, 2016 and 2015 was approximately $3,666 and $8,250, respectively .

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2016 or December 31, 2015. The periods ended December 31, 2015, 2014, 2013 and 2012 are open to examination by taxing authorities.

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

Net Income (Loss) per Common Share

The following table shows basic and diluted earnings per share

	Three Months Ended		Nine Months Ended
	9/30/16	9/30/15	9/30/16	9/30/15
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss) per common share	$(320,057)	$(192,534)	$1,800,186	$(586,840)
Basic weighted average shares outstanding	88,843,207	50,189,624	78,661,666	47,243,863
Dilutive effect of common stock equivalents	-	-	9,844,444	-
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	88,843,207	50,189,624	88,506,110	47,243,863
Basic Earnings (Loss) Per Common Share	-	-	.02	(.01)
Diluted Earnings (Loss) Per Common Share	-	-	.02	(.01)

11,000,000 and 18,562,500 of preferred shares issued in July 2016 and August 2016 respectively were included in the computation of diluted shares. 4,500,000 of stock options were included in the computation for the nine months ended September 30, 2016.  9,668,660 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the nine month period ending September 30, 2016.  The NPX Convertible Loan could convert into shares of the Company’s common shares at a conversion price equal to $0.25 per common share; which was not included in the computation of diluted shares, however, this loan was paid off with the issuance of 18,562,500 series B preferred shares.  In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.

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

On June 30, 2016, the Company has settled all debts and obligations with respect to a December 12, 2012 Facility Agreement with RMB Australia Holdings Limited (RMB). The principal and interest due RMB under the Agreement as of June 30, 2016 was $2,843,813.   Components of the payout were $250,000 of cash paid to RMB on June 30, 2016, which was raised from recent private placements, and issuance of one million shares of BFGC common stock on July 5, 2016 valued at $70,000.

Effective June 30, 2016, the Company sold an aggregate of 18,666,667 shares (11,000,000 series B preferred shares and 7,666,667 common shares) with gross proceeds to the Company of $280,000 to certain accredited investors pursuant to a stock agreement.

On August 1, 2016, the Company issued 18,562,500 series B preferred shares to NPX Metals.  See Note 4 for additional discussion.

On August 24, 2016, the Company issued 2,500,000 common shares for consulting services.

On August 29, 2016, the Company sold an aggregate of 500,000 common shares with gross proceeds to the Company of $32,000 to certain accredited investors pursuant to a stock agreement.

On September 22, 2016, the Company issued 133,333 common shares for consulting services.

On October 4, 2016, the Company issued Kjeld Thygesen, the Company’s newly appointed independent Director, 300,000 common shares.

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

As of September 30, 2016, the Company had outstanding 29,562,500 series B preferred shares.

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

A summary of the March 2015 Options is presented below:

March 2015 Options	Options	Strike Price	Term
Officer	1,775,000	$0.025	10 years	(1)
Consultant	250,000	$0.025	10 years
Consultant	355,000	$0.025	10 years
Consultant	705,000	$0.025	10 years
Director	1,415,000	$0.025	10 years	(2)
TOTAL	4,500,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President

(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

The Black Scholes option pricing model was used to estimate the fair value of $78,045 of the March 2015 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
4,500,000	$0.025	6 years	87.1%	1.71%	$78,045

A summary of the stock options as of September 30, 2016 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	-	-	-	-
Granted	4,500,000	$0.025	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2015	4,500,000	$0.025	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at September 30, 2016	4,500,000	$0.025	8.50	-
Options exercisable at September 30, 2016	4,500,000	$0.025	8.50	-

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2014	$13	$5	$2	$-	$-	$-	$20
Change in fair value of warrant liability	(13)	(5)	(2)	-	-	-	(20)
Ending balance at December 31, 2015	$-	$-	$-	$-	$-	$-	$-
Change in fair value of warrant liability	-	-	-	-	-	-	-
Ending balance at September 30, 2016	$-	$-	$-	$-	$-	$-	$-

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

NOTE 4 - NOTES PAYABLE

RMB Facility (the “Facility”)

On December 10, 2012 (the “Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4,200,000. The loan proceeds from the Facility were used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold, the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Closing Date, which was December 10, 2014. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.

On December 15, 2014, RMB amended the Facility to extend the repayment date to December 15, 2015. All interest accrued but unpaid as of December 15, 2014 was capitalized and added to the outstanding principal balance. On December 15, 2015, RMB amended the Facility to extend the repayment date to December 15, 2016.

As stated in Note 2, on June 30, 2016, the Company has settled all debts and obligations with respect to the Facility Agreement with RMB. The principal and interest due RMB under the Agreement as of June 30, 2016 was $2,843,813.   Components of the payout were $250,000 of cash paid to RMB on June 30, 2016, which was raised from recent private placements, and issuance of one million shares of the Company’s common stock with a value of $70,000 resulting in a gain on settlement of $2,523,813.

NPX Convertible Note

On April 25, 2014 (“NPX Closing Date”), the Company entered into a Securities Purchase Agreement for an unsecured 12.5% convertible promissory note (the “Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The Note proceeds were used to fund the Klondike Project and for general corporate purposes. The Company paid an arrangement fee of 10% of the Note and issued 220,000 warrants to purchase one full share at a price of $0.35 within three years from the NPX Closing Date. The Note principal and unpaid accrued interest were due and payable 24 months from the NPX Closing Date. The president of NPX is Johnathan Lindsay, the son of the chairman of the board of the Company Alan Lindsay.  During the term of the Note, NPX could elect by giving five days to convert their Note and any accrued but unpaid interest thereon, into shares of the Company’s common shares at a conversion price equal to $0.25 per common share. Additionally, for each common share purchased there will be a three year warrant to purchase one hundred percent of the number of shares purchased at a per share exercise price of $0.35.

On July 25, 2016, the Company has settled all debts and obligations with respect the Note. The principal and interest due NPX under the Note as of July 25, 2016 was $278,438.   As settlement of the Note the Company issued NPX 18,562,500 shares of Series B Preferred Stock on August 1, 2016.  As a result of NPX being a related party, zero gain was realized on settlement.

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

Related Party

As of September 30, 2016 the Company has a related party payable with David Beling, CEO and President, of $313,055.  This amount consists of $200,480 of expense reports plus interest of $33,825 and salary of $75,000 plus interest of $3,750.

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

On March 23, 2015 (“Effective Date”), RMM entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit.

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

Growth and percentage comparisons made herein generally refer to the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Bullfrog Gold Corp., and depending on the context, its subsidiaries.

Company History and Recent Events

Bullfrog Gold Corp., was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 19, 2011, the Company’s Board of Directors (the “Board”) approved the filing of an Amended and Restated Certificate of Incorporation of the Company to authorize (i) the change of the name of the Company to "Bullfrog Gold Corp." from "Kopr Resources Corp." (ii) the increase in the authorized capital stock to 250,000,000 shares and (iii) the change in par value of the capital stock to $0.0001 per share. The Company is in the exploration stage of its resource business.

Company Overview

We are an exploration stage company engaged in the acquisition and exploration of properties that may contain gold and other mineralization primarily in the United States.

Bullfrog Project

The “Bullfrog Project” lies approximately 4 miles west of the town of Beatty and 120 miles northwest of Las Vegas, Nevada. Standard Gold initially acquired in 2011 a 100% right, title and interest in  79 lode claims and 2 patented claims that contain approximately 1,600 acres subject to a 3% net smelter royalty.

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into an Option Agreement (the “Option”) with Mojave. Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone (M-S) pit mined by Barrick Gold in the 1990’s.

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

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims located four miles west of Beatty, Nevada and covers approximately 444 acres. These properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the M-S open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900’s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

The Company also has access to Barrick’s substantial data base within a 1.5 mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick properties and then pay Barrick 3.25 million shares of the Company’s common stock while providing a 2% gross royalty on production from the Barrick properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick properties, subject to definition of a mineral resource on the Barrick properties meeting certain criteria, and reimbursing the Company in an amount equal to two and one half times Company expenditures on the Barrick properties.

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

There is only one drill hole located about 150 meters northeast of the M-S pit limit and another hole 1,000 meters northeast of the pit along strike of a major geologic structure. In this regard, the Company’s lands extend nearly 5,000 meters north-northeast of the pit and there has been very little drilling in this area, even though several structures have been mapped by Barrick and others.

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

During the past year the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices.  On April 11, 2016 the Company distributed a press release that included a mineral inventory estimate of 470,000 ounces of gold, as summarized below.

Mineral Inventory Estimates

	Tonnes	Gold	Gold
Pit Areas	Millions	G/T	Ounces
M-S Shallow	1.1	1.06	38,612
M-S Deeper	0.9	0.93	26,813
Bullfrog North	13.3	0.88	375,051
BF NE Mystery Hill	0.9	0.80	26,813
Total/Average	16.4	0.89	469,961

Based on cross sectional estimation methods using a nominal gold cut-off grade of 0.3 g/t. Average waste to mineral ratio was estimated at less than 5 to 1.

These estimates are supported by close-spaced drill holes upon which Barrick produced 2.3 million ounces of gold from proven and probable ore reserves during 1989 to 1999. As a result, it would not require much more drilling or expense to upgrade these inventories to much higher classifications and meet US and Canadian industry standards. For reference, the large electronic data base acquired from Barrick includes 253,900 meters or 157 miles of drilling in 1,298 holes and a paper data base that may weigh 2,000 pounds. In this regard, the Company is the only entity that examined the Bullfrog Project data base after it was re-located to Barrick’s Elko and Salt Lake City offices in 2000 and performed detailed evaluations of mineralization remaining around the M-S and Bullfrog mines. Notwithstanding, Barrick makes no representation concerning the accuracy, completeness or application of their data by the Company. It is further cautioned that the Bullfrog Project contains no reserves or resources and that the mineral inventory estimates and other forward looking statements herein may never become viable, feasible or economic.

Metallurgy

In 1994 Kappes Cassiday of Reno, NV performed simulated heap leach column tests on 250 kg samples with results as follows:

Size, inch	-1.5	-3/8
Calc. Head, gold opt	.035	.029
Rec., %	71.4	75.9
Leach time, days	41	41

In 1995, Barrick performed a pilot heap leach test on 844 tons that were crushed to -½ inch and averaged 0.019 gold opt. In only 41 days of leaching, 67% of the gold was recovered while cyanide and lime consumptions were exceptionally low.

In 1986 St Joe column leached a 22-ton composite of minus 12-inch material grading 0.037 gold opt to simulate heap leaching material at a coarse run-of-mine (“ROM”) size and recovered 49% in 59 days of leaching, which they projected to 54% for leaching 90 days.

In summary, the Bullfrog Project mineralization has good heap leach gold recoveries for crushing to 1.5 inch or less and at ROM size. The latter is particularly important since much additional low grade under 0.3 g/t that must be excavated from a pit could be ROM heap leached to supplement production.

Results of Operations

Three Months Ended September 30, 2016 Compared to September 30, 2015

	Three Months Ended
	9/30/16	9/30/15

Revenue	$0	$0

Operating expenses
General and administrative	311,991	92,932
Exploration costs	0	29,338

Total operating expenses	311,991	122,270

Net operating loss	(311,991)	(122,270)

Interest expense	(8,066)	(70,270)
Revaluation of warrant liability	0	6

Net income (loss)	$(320,057)	$(192,534)

Nine Months Ended September 30, 2016 Compared to September 30, 2015

	Nine Months Ended
	9/30/16	9/30/15

Revenue	$0	$0

Operating expenses
General and administrative	403,084	332,186
Exploration costs	0	29,338

Total operating expenses	403,084	361,524

Net operating loss	(403,084)	(361,524)

Gain on extinguishment of debt	2,523,813	0
Loss on asset abandonment	(164,850)	0
Interest expense	(155,693)	(207,336)
Revaluation of warrant liability	0	20

Net income (loss)	$1,800,186	$(568,840)

We are still in the exploration stage and have no revenues to date.

During the nine months ended September 30, 2016 we had a net income compared to a net loss for the three months ended September 30, 2016.  The net income was a result of the final note payoff to RMB that came with a gain on extinguishment of debt of approximately $2,500,000.  The terms of the payoff have been discussed throughout the body of this Form 10Q and a complete disclosure can be found on the Form 8K filed with the Securities and Exchange Commission on July 7, 2016.  Additionally, David Beling, President & CEO, agreed to a 50% salary reduction effective January 1, 2016 which results in an annual salary of $100,000 and a reduction to general and administrative costs.  Additionally, the Klondike Project agreement was terminated in June 2016 resulting in a loss on asset abandonment of $164,850.  The increase in general and administrative expense during the three and nine months ended September 30, 2016 was due to the issuance of stock for services.

Liquidity and Capital Resources

Losses from operations have been incurred since inception, with the exception of the three months ended June 30, 2016, and there is an accumulated deficit of $7,900,098 as of September 30, 2016. Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into the Facility with RMB, as the lender, in the amount of $4.2 million.

As previously discussed the RMB debt was paid off on June 30, 2016.

On March 31, 2015 we granted options to purchase 4,500,000 shares of our common stock of the 4,500,000 shares of common stock available under our 2011 Equity Incentive Plan.

On March 23, 2015 (“Effective Date”), RMM the 100% owned subsidiary of the Company entered into a Mineral Lease and Option to Purchase Agreement (“Agreement”) with Barrick Bullfrog involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the fifth  anniversary of the effective date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

As previously stated, the Company received $280,000 from certain accredited investors to pay off the RMB debt on June 30, 2016.

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares of common stock with gross proceeds to the Company of $89,341 to a certain accredited investor pursuant to a subscription. The proceeds from this offering will be used primarily for general corporate purposes.

On August 29, 2016, the Company sold an aggregate of 500,000 common shares with gross proceeds to the Company of $32,000 to certain accredited investors pursuant to a stock agreement.

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

Item 4. Controls And Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2016 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period and nine months ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period and nine months ending September 30, 2016, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On October 4, 2016, the Company issued 300,000 common shares of restricted common stock as a result of his election to the Board of Directors.

On September 22, 2016, the Company issued 133,333 common shares for consulting services.  The shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On August 29, 2016, the Company sold an aggregate of 500,000 common shares with gross proceeds to the Company of $32,000 to certain accredited investors pursuant to a stock agreement. The common shares were issued to “accredited investors,” as such term is defined in the Securities Act and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.

On August 24, 2016, the Company issued 2,500,000 common shares for consulting services. The shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

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

Date: October 24, 2016	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)