Form 10-K
period 2016-12-31
Bullfrog Gold Corp.
filed 2017-03-31
CIK 1448597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54653

BULLFROG GOLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2252162
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

897 Quail Run Drive Grand Junction, CO	81505
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,250,568.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,232,096 shares of common stock par value $0.0001, were outstanding on March 27, 2017.

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

Metamorphic Rock:	Rock that has transformed to another rock form after intense heat and pressure.

Miocene	A geologic era that extended from 5 million to 23 million years ago.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as such term is defined by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “could,” “might,” “plan,” “predict” or “project” or the negative of these words or other variations on these words or comparable terminology.

Such forward-looking statements include statements regarding, among other things, (1) our estimates of mineral reserves and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. These statements constitute forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements, except as may be required under applicable law.

v

PART I

ITEM 1. BUSINESS

Corporate History; Recent Events

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our,” “Bullfrog Gold” and “the Company” refer to Bullfrog Gold Corp, a Delaware corporation.

Bullfrog Gold Corp. was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 21, 2011, the Company changed its name to "Bullfrog Gold Corp.". The Company is in the exploration stage of its resource business.

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

In order to maintain in force the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

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

The Company is in process of scanning Barrick’s paper drill hole data base that contains more than 157 miles of drilling in 1,311 holes and a complete set of assay certificates. This data will then be used to update the electronic data base for future mineral and resource estimation purposes.

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

Future exploration drilling on the Bullfrog Project on BLM lands will require a Plan of Operations approved by  the BLM since the area is designated desert tortoise habitat.. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

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

ITEM 1A. RISK FACTORS

Our business, financial condition or results of operation may be materially adversely affected as a result of any of the following risk factors. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

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

Natural resource exploration and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

We will need to obtain additional financing to fund our exploration programs.

We do not have sufficient capital to fund our exploration programs or to fund the acquisition and exploration of new properties. We will require additional funding to continue our planned exploration programs and cover the costs of being a public company. We do not have any sources of funding. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

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

•

limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

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

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Since August 11, 2011, our common stock has been quoted for trading on the OTC Marketplace under the symbol BFGC However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange, For companies whose securities are traded in the OTC Marketplace, compared to securities traded on a national securities exchange, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered to be a "penny stock" and securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

There may exist circumstances in which our investor relation activities may constitute offers as defined in Section 2(a)(3) of the Securities Act of 1933, as amended (“Securities Act”). While we do not agree with this position, if the staff of the SEC or investors claimed this as being correct then we may be in violation of Section 5 of the Securities Act and, consequently, certain investors may have rescission rights as to securities acquired and we could be required to repurchase shares sold to the investors in the most recent private placements at the original purchase price, possibly for a period of one year or longer following the date of violation. Additionally, we could be subject to other penalties, enforcement actions or fines with respect to any violations of securities laws. We would expect to contest vigorously any claim that any such violation occurred. We are not aware and do not believe we are in violation of such Section 5.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO for a monthly payment of $600 per month. Total rent payments for 2016 and 2015 at this location were $7,200. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

Bullfrog Gold Project

(1) Location

The central part of the Bullfrog Mining District lies approximately 4 miles west of the town of Beatty, which is in southwestern Nevada (Figure 1). Beatty lies 120miles northwest of Las Vegas, via U.S. Highway 95, and 93 miles south of Tonopah, also via U.S. Highway 95. The property is accessed by traveling 3 miles west from Beatty on Nevada Highway 374, which intersects the southern block of the Company’s claims. The remaining claims are accessed by traveling north for four miles on various improved and unimproved roads to the northern end of the Company’s claims. The patented claims optioned by the Company from Mojave and the claims, patents and mill sites leased and optioned from Barrick are shown in  green and blue respectively on Figure 1, along with the original holdings of the Company shown in red and yellow.

N
NEVADA
Bullfrog Hills, Nevada 89003
Legend
Bullfrog Gold Corp Claims
Patented Properties
Mines Underground
Roads
Faults
Mojave Patents optioned to BFGC
Barrick Lands leased to BFGC
Montgomery Shoshone Open Pit Mine
Rhyolite Ghost Town
Town of Beatty
US 95 to Tonopah
Barrick Bullfrog Open Pit Mine
National Bank Mine
King Mine
Denver Mine
Tramps Min
NV Hwy 374
Miles
0 0.15 0.3 0.6
BULLFROG GOLD CORP.™
AMERICA'S GOLD COMPANY
AERIAL PHOTO LAND MAP
DRAWN BY:
NTS:
PROJECTION:
DATA:
Fig No:
1

Figure 1. Bullfrog Project Location Map

(2) Title & Holding Requirements

On September 29, 2011, Standard Gold entered into an Amended and Restated Agreement of Conveyance, Transfer and Assignment with Bullfrog Holdings, Inc. and NPX, pursuant to which Standard Gold acquired 100% right, title and interest in and to certain mineral claims known as the “Bullfrog Project” in consideration for 923,077 shares of the Company’s common stock which were issued to NPX Metals, Inc. and a 3% net smelter royalty in the Bullfrog Project to Bullfrog Holdings, Inc. To retain the property, the Company must pay the annual claim maintenance fees and file a Notice of Intent to Hold with the BLM and Nye County, Nevada. The Company must also pay the county taxes on the two patented properties.

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

(3) History

In 1904 the Original Bullfrog and Montgomery-Shoshone mines were discovered by local prospectors. Prospecting activity was widespread over the Bullfrog Hills, and encompassed a 200 square mile area but centered within a two mile radius around the town of Rhyolite and included part of the Company’s property. The Montgomery-Shoshone mine reportedly produced about 67,000 ounces of gold averaging 0.47 gold opt prior to its closure in 1911. The District produced about 94,000 ounces of gold prior to 1911. Mines in the District were sporadically worked from 1911 through 1941, but the Company has no production records of such limited activities.

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

In 1982 St. Joe American, Inc. initiated drilling in the Montgomery-Shoshone mine area. By 1986, sixty holes had been drilled and a mineral inventory was defined. Subsequent drilling outlined a reported 2.9 million ounces of gold equivalent in the Bullfrog deposit. A series of corporate takeovers transferred ownership from St. Joe, to Bond Gold, to Lac Minerals and eventually to Barrick Minerals. Production started in 1989 and recovered approximately 200,000 ounces of gold annually from a conventional, 9,000 ton/day cyanidation mill mainly fed from open pit operations and later supplemented with underground production. Barrick discontinued production operations in 1999 and completed reclamation in 2003. Thereafter several groups continued exploration on a limited basis on lands currently held by the Company, but no resources or reserves were ever defined by these companies on the Company’s lands.

(4) Property Status and Plans

The Montgomery-Shoshone and Bullfrog open pit mines remain open for possible access to additional mineralization that may occur on the Company’s expanded property. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to begin subject to permitting and funding. Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 2,200 acres and are in good standing, but contain no known resources or reserves and no plant or equipment. Electric power is available immediately adjacent to the Company’s property.

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

The Company has not performed any drilling programs on the Bullfrog Project but will use comparable Quality Assurance/Quality Control (QA/QC) procedures and protocols in compliance with US and Canadian guidelines and standards and as customary in the industry.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “BFGC” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share for each quarterly period within the two most recent fiscal years.

Year 2016	High	Low
First Quarter	$0.02	$0.00
Second Quarter	$0.08	$0.02
Third Quarter	$0.18	$0.07
Fourth Quarter	$0.16	$0.08

Year 2015	High	Low
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.03	$0.01

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

Holders

As of the date of this filing there were approximately 700 holders of record of common stock.  Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

None

Recent Repurchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Twelve Months Ended
	12/31/16	12/31/15

Revenue	$-	$-

Operating expenses
General and administrative	498,716	397,886
Exploration costs	-	29,338

Total operating expenses	498,716	427,204

Net operating loss	(498,716)	(427,204)

Gain on extinguishment of debt	2,523,813	-
Loss on asset abandonment	(164,850)	-
Interest expense	(165,049)	(267,530)
Revaluation of warrant liability	-	20

Net income (loss )	$1,695,198	$(694,734)

We are still in the exploration stage and have no revenues to date.  The 2016 net income was a result of the final note payoff to RMB that came with a gain on extinguishment of debt of approximately $2,500,000.  The terms of the payoff with a complete disclosure can be found on the Form 8-K we filed with the Securities and Exchange Commission on July 7, 2016.  Additionally, David Beling, our President and CEO, agreed to a 50% salary reduction effective January 1, 2016 which results in an annual salary of $100,000 and a reduction to general and administrative costs. Additionally, the Klondike Project agreement was terminated in June 2016 resulting in a loss on asset abandonment of $164,850. The increase in general and administrative expense during the year ended December 31, 2016 was due to the issuance of stock for general corporate services.

Liquidity and Capital Resources

Continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into a facility agreement with RMB Australia Limited Holdings (“RMB”), as the lender, in the amount of $4.2 million.

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

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares of common stock with gross proceeds to the Company of $89,341 to a certain accredited investor pursuant to a subscription. We used the proceeds from this offering primarily for general corporate purposes.

On August 29, 2016, the Company sold an aggregate of 500,000 common shares for gross proceeds to the Company of $32,000 to certain accredited investors pursuant to a stock purchase agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements appear beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	75	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	65	Chairman
Kjeld Thygesen	69	Director

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

Kjeld Thygesen

Mr. Thygesen was appointed to the Company’s Board of Directors on September 28, 2016.  Below is a summary of Mr. Thygesen’s extensive experience, particularly in precious metals:

•

Resource Development Partners Ltd, a regulated investment manager under the Financial Conduct Authority of the UK. 2012 - present.

•

Musgrave Investments Ltd, a Monaco based family office. Resource Advisor. 2005 - present.

•

Resource Investment Trust PLC, a closed end, London listed resource investment company. Investment Director.  2002 - 2006.

•

Ivanhoe Mines Ltd, a Canadian mining company with major interests in Asia.  Independent Director on audit and governance committees. 2001 - 2011.

•

Lion Resource Management, a specialist manager for investments in mining and natural resources, including the precious metal Midas Fund US, a top performer rated by Lipper Services.  1989 - 2004.

•

N M Rothschild & Sons Ltd,  Manager - Commodities and Natural Resources Department.  Served on the board of several Canadian resource companies. 1979 - 1989

•

James Capel & Co, International mining research on precious metal companies. 1972 - 1979

•

African Selection Trust (Selection Trust London), Mining Research. 1970 - 1972.

•

University of Natal - South Africa, B. Commerce, 1968. Majors:  Economics and Accountancy

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors or executive officers, has been:

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during the year ended December 31, 2016 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner, except that a Form 3 was filed late by   Kjeld Thygesen.

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

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2016, but did take action by unanimous written consent in lieu of meetings on occasion.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the Board of Directors through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee. Our Board of Directors acts as our Audit Committee. We do not have an audit committee financial expert because we do not have the resources to retain such an individual at this time.

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

Director Independence

We currently have three directors serving on our Board of Directors, Mr. David Beling, Mr. Kjeld Thygesen and Mr. Alan Lindsay. We are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NYSE AMEX, Mr. Kjeld Thygesen and Mr. Lindsay would be considered independent directors of the Company.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2015	$200,000	--	--	$30,785	--	--	--	$230,785
	2016	$100,000	--	--	--	--	--	--	$100,000

* Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards At Year End December 31, 2016

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)

David Beling	1,775,000	--	$0.025	03/30/2025	--

Employment Agreements

On September 30, 2011, we entered into an employment agreement with David Beling pursuant to which Mr. Beling would serve as our President and Chief Executive Officer for a period of two years (with an automatic one year extension each anniversary date) in consideration for an annual salary of $200,000, amended to $100,000 starting January 1, 2016.

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

Director Compensation

We have not adopted compensation arrangements for members of our Board of Directors. During the year ended December 31, 2016, none of our directors received compensation for serving on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of the approximate date of this filing regarding the beneficial ownership of our common stock by:

•

each person or entity who, to our knowledge, owns more than 5% of our common stock;

•

our executive officers;

•

each director; and

•

all of our executive officers and directors as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or dispositive power, which includes the power to dispose of or to direct the disposition of the security. Shares of common stock that are currently exercisable or exercisable within 60 days of the date of this filing are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

As of the approximate date of this filing we had 92,232,096 shares of common stock outstanding.

Name and Address	Shares Owned	Percentage
David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	29,062,204	30.9
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay, Grand Cayman, Cayman Islands KY1-9006	7,523,859	8.0
Kjeld Thygesen No. 7 Hudson House Hortensia Road London, SW 10 0QR	300,000	0.3
Michael Bayback 2110 Drew Street, Suite 200 Clearwater, FL 33765	6,217,180	6.7
All executive officers and directors as a group (3 persons) (1) (2)	36,886,063	38.7

(1)

Includes the following:

•

2,200,000 shares of common stock held by the Beling Family Trust of which David Beling is the trustee and has voting and dispositive power

•

25,087,204 shares of common stock held by David Beling

•

shares underlying options to purchase 1,775,000 shares of common stock at $.025 per share

(2)

Includes the following:

•

shares underlying options to purchase 1,415,000 shares of common stock at $.025 per share and

•

6,108,859 shares of common stock which includes 151,874 shares of common stock held by Mr. Lindsay’s wife.

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

The Company has accrued Mr. Beling’s salary plus interest since January 2016, in the amount of $106,500 as of December 31, 2016. Mr. Beling has submitted expense reports plus interest that remain unpaid as of December 31, 2016 in the amount of $262,834.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2016 and 2015, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $27,500 and $23,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2016 and 2015, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2016 and 2015, there was approximately $5,000 and $4,000, respectively billed for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2016 and 2015, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15. EXHIBITS

(a)(1)(2)

Financial Statements: See index to financial statements and supporting schedules.

(a)(3)

Exhibits:

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(2)	Amended and Restated Bylaws
3.3	(7)	Amended and Restated Certificate of Incorporation
10.4	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.6	(1)	Stock Purchase Agreement (Split-off)
10.7	(3)	Form of Directors and Officers Indemnification Agreement
10.8	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.9	(3)	Form of 2011 Incentive Stock Option Agreement
10.10	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.11	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.12	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.13	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.14	(1)	Promissory Note
10.15	(1)	Employment Agreement between the Company and Mr. David Beling
10.16	(1)	Consulting Agreement between the Company and Clive Bailey
10.17	(1)	Consulting Agreement between the Company and Robert Allender
10.29	(5)	Option Agreement dated March 23, 2015
10.30	(6)	Form of Subscription Agreement
14.1	(4)	Code of Ethics
16.1	(1)	Letter from Bernstein & Pinchuk
21	(2)	List of Subsidiaries
31.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins		XBRL Instance Document
101.sch		XBRL Taxonomy Schema Document
101.cal		XBRL Taxonomy Calculation Document
101.def		XBRL Taxonomy Linkbase Document
101.lab		XBRL Taxonomy Label Linkbase Document
101.pre		XBRL Taxonomy Presentation Linkbase Document

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

(5)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on March 26, 2015

(6)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2015

(7)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 27, 2017

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	March 31, 2017
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	March 31, 2017
ALAN LINDSAY

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bullfrog Gold Corp.

Grand Junction, Colorado

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiaries ("the Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullfrog Gold Corp. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of approximately $8,005,000 as of December 31, 2016. Additionally, net cash used in operating activities was $35,795 for the year ended December 31, 2016, and the Company has experienced recurring losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 31, 2017

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	12/31/16	12/31/15
Assets

Current assets
Cash	$2,229	$1,024
Deposits	10,682	10,682
Total current assets	12,911	11,706

Other assets
Mineral properties	145,425	270,425
Deferred financing fees	0	3,666
Total other assets	145,425	274,091

Total assets	$158,336	$285,797

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$27,871	$23,488
Related party payable	369,334	487,767
Note payable	0	2,949,063
Accrued interest	0	45,840
Other liabilities	0	25,331
Total current liabilities	397,205	3,531,489

Stockholders' equity (deficit)
Preferred stock Series A, 5,000,000 shares authorized, $.0001 par value; zero issued and outstanding as of 12/31/16 and 12/31/15	0	0
Preferred stock Series B, 45,000,000 shares authorized, $.0001 par value; 29,562,500 and 400,000 issued and outstanding as of 12/31/16 and 12/31/15, respectively	2,956	40
Common stock, 200,000,000 shares authorized, $ .0001 par value; 90,232,096 and 52,774,892 shares issued and outstanding as of 12/31/16 and 12/31/15, respectively	9,023	5,277
Additional paid in capital	7,754,238	6,449,275
Accumulated deficit	(8,005,086)	(9,700,284)

Total stockholders' equity (deficit)	(238,869)	(3,245,692)

Total liabilities and stockholders' equity (deficit)	$158,336	$285,797

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

	Twelve Months Ended
	12/31/16	12/31/15

Revenue	$0	$0

Operating expenses
General and administrative	498,716	397,886
Exploration costs	0	29,338

Total operating expenses	498,716	427,224

Net operating loss	(498,716)	(427,224)

Gain on extinguishment of debt	2,523,813	0
Loss on asset abandonment	(164,850)	0
Interest expense	(165,049)	(267,530)
Revaluation of warrant liability	0	20

Net income (loss)	$1,695,198	$(694,734)

Weighted average common shares outstanding - basic	81,529,274	48,538,670

Weighted average common shares outstanding - diluted	89,803,232	48,538,670

Income (loss) per common share - basic	0.02	(0.01)

Income (loss) per common share - diluted	0.02	(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2016 and 2015

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2014	400,000	$40	45,741,045	$4,574	$6,258,467	$(9,005,550)	$(2,742,469)

Issuance of Common stock for mineral claim purchase option, June 2015			200,000	20	3,980		4,000
Issuance of stock in private placement, July 2015			5,583,847	558	88,783		89,341
Issuance of Common stock for mineral claim purchase option, October 2015			1,250,000	125	20,000		20,125
Stock-based compensation					78,045		78,045
Net loss for the year ended December 31, 2015						(694,734)	(694,734)

Balance, December 31, 2015	400,000	$40	52,774,892	$5,277	$6,449,275	$(9,700,284)	$(3,245,692)

Issuance of common stock to payoff related party, February 2016			24,687,204	2,469	345,868		348,337
Conversion of preferred to common stock, May 2016	(400,000)	(40)	400,000	40			0
Issuance of common stock to payoff mineral claim purchase option, May 2016			270,000	27	14,823		14,850
Issuance of common stock to payoff note payable, June 2016			1,000,000	100	69,900		70,000
Issuance of preferred stock in private placement, June 2016	11,000,000	1,100			163,900		165,000
Issuance of common stock in private placement, June 2016			7,666,667	767	114,233		115,000
Issuance of common stock in private placement, August 2016			500,000	50	31,950		32,000
Issuance of preferred stock to payoff note payable, August 2016	18,562,500	1,856			276,582		278,438
Issuance of common stock for services, August 2016			2,500,000	250	224,750		225,000
Issuance of common stock for services, September 2016			133,333	13	11,987		12,000
Stock-based compensation, October 2016			300,000	30	50,970		51,000
Net income for the year						1,695,198	1,695,198

Balance, December 31, 2016	29,562,500	$2,956	90,232,096	$9,023	$7,754,238	$(8,005,086)	$(238,869)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	Twelve Months Ended
	12/31/16	12/31/15

Cash flows from operating activities
Net income (loss)	$1,695,198	$(694,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on extinguishment of debt	(2,523,813)	0
Interest capitalized to note payable	114,751	0
Revaluation of warrant liability	0	(20)
Loss on asset abandonment	164,850	0
Stock issued for services	288,000	0
Stock-based compensation - options	0	78,045
Amortization of deferred financing fees	3,666	11,000
Change in operating assets and liabilities:
Accounts payable	4,383	632
Related party payable	229,904	278,754
Accrued interest	12,597	211,569
Other liabilities	(25,331)	25,647

Net cash used in operating activities	(35,795)	(89,107)

Cash flows from investing activity
Acquisition of mineral properties	(25,000)	0

Cash flows from financing activities
Proceeds from private placement of stock	312,000	89,341
Payoff of note payable	(250,000)	0

Net cash provided by financing activities	62,000	89,341

Net increase in cash	1,205	234

Cash, beginning of period	1,024	790

Cash, end of period	$2,229	$1,024

Supplemental disclosure of cash flow information
Stock issued for debt settlement - related party note	$278,438	$0
Stock issued for mineral claim payment	$14,850	$24,125
Stock issued to payoff note payable	$70,000	$0
Stock issued to payoff related party payable	$348,337	$0

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $8,005,086 as of December 31, 2016.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.  This raises substantial doubt about the Company's ability to continue as a going concern

The Company has no operating revenues and does not expect to in 2017. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2016, the Company’s cash balance was approximately $2,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the year ended December 31, 2016 the Company did not incur exploration costs compared to approximately $29,338 for the year ended December 31, 2015. Costs of property acquisitions are being capitalized, and required payments of $25,000 were made in 2016 to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

Deferred Financing Fees

In conjunction with the NPX Convertible Note the Company paid financing fees of approximately $22,000 in cash in April 2014. These fees were capitalized as deferred financing fees and were amortized over the life of the Note using the effective interest method. Amortization of deferred financing fees included in interest expense during the years ended December 31, 2016 and 2015 was approximately $3,666 and $11,000, respectively.

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

The Company does not have any assets or liabilities measured using Level 1 or 2 inputs. The Company’s Level 3 financial liabilities measured at fair value consisted of the warrant liability as of December 31, 2016 and 2015. See Note 3.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and accounts payable. The warrant liability, a long-term liability, is already recorded at fair value.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2016 or 2015. The periods ended December 31, 2016, 2015, 2014 and 2013 are open to examination by taxing authorities.

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

Net Income (Loss) per Common Share

Net income was reported during the year ended December 31, 2016 of $1,695,198 and net loss for year ended December 31, 2015 of $694,734. As such, the Company excluded the following from computation as their effect would be anti-dilutive:

	12/31/16	12/31/15
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss) per common share	$1,695,198	$(694,734)
Basic weighted average shares outstanding	81,529,274	48,538,670
Dilutive effect of common stock equivalents	8,273,958	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	89,803,232	48,538,670
Basic Earnings (Loss) Per Common Share	0.02	(0.01)
Diluted Earnings (Loss) Per Common Share	0.02	(0.01)

11,000,000 and 18,562,500 of preferred shares issued in July 2016 and August 2016 respectively were included in the computation of diluted shares. 4,500,000 of stock options were included in the computation for the year ended December 31, 2016.  2,068,060 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the twelve month period ending December 31, 2016.  In the year ending December 31, 2015 the following common stock equivalents are excluded as they would be anti-dilutive:

•

Stock options - 4,500,000

•

Warrants - 10,048,660

•

Preferred stock - 400,000

•

Convertible note payable - 880,000

Risks and Uncertainties

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

On July 22, 2015, the Company sold an aggregate of 5,583,847 shares of common stock for gross proceeds to the Company of $89,341 to a certain accredited investor pursuant to a subscription agreement. The proceeds from this offering were used primarily for general corporate purposes.

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

On August 29, 2016, the Company sold an aggregate of 500,000 common shares for gross proceeds to the Company of $32,000 to certain accredited investors pursuant to a stock purchase agreement.

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

As of December 31, 2016, the Company had outstanding 29,562,500 series B preferred shares.

Common Stock Options

On September 30, 2011, the Board of Directors and stockholders adopted the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. The Company has reserved 4,500,000 shares of common for issuance under the 2011 Plan.

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

A summary of the March 2015 Options is presented below:

March 2015 Options	Options	Strike Price	Term
Officer	1,775,000	$0.025	10 years	(1)
Consultant	250,000	$0.025	10 years
Consultant	355,000	$0.025	10 years
Consultant	705,000	$0.025	10 years
Director	1,415,000	$0.025	10 years	(2)
TOTAL	4,500,000

(1) Issued to David Beling, the Company's Chief Executive Officer and President.

(2) Issued to Alan Lindsay, the Company's Chairman of the Board of Directors.

The Black Scholes option pricing model was used to estimate the fair value of $78,045 of the March 2015 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
4,500,000	$0.025	6 years	87.1%	1.71%	$78,045

A summary of the stock options as of December 31, 2016 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	-	-	-	-
Granted	4,500,000	$0.025	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2015	4,500,000	$0.025	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2016	4,500,000	$0.025	8.25	$382,500
Options exercisable at December 31, 2016	4,500,000	$0.025	8.25	$382,500

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

	Closing date of private placement
	11/19/12	12/17/12	02/04/13	06/21/13	08/15/13	10/09/13	Total warrant liability
Ending balance at December 31, 2014	$13	$5	$2	$--	$--	$--	$20
Change in fair value of warrant liability	(13)	(5)	(2)	--	--	--	(20)
Ending balance at December 31, 2015	$--	$--	$--	$--	$--	$--	$--
Change in fair value of warrant liability	--	--	--	--	--	--	--
Ending balance at December 31, 2016	$--	$--	$--	$--	$--	$--	$--

The estimated fair value of the warrants was calculated using the Black-Scholes pricing model, however we concluded the estimated fair value of the warrants was not material and does not require separate disclosure of calculation inputs.  The remaining warrants from the private placements discussed above as of 12/31/16 were 1,848,060, these warrants expired on February 4, 2017.

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

Related Party

As of December 31, 2016 the Company has a related party payable with David Beling, CEO and President, of $369,334.  This amount consists of $222,404 of expense reports plus interest of $40,430 and salary of $100,000 plus interest of $6,500 at a rate of 1% per month.

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

NOTE 6 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Federal statutory income tax rate	35.0%	(35.0%)
Expiration of warrants for loan fees	0.0%	52.1%
Decrease in valuation allowance	(35.0%)	(17.1%)
Effective tax rate	--	--

The components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Federal and state net operating loss carryovers	$2,006,173	$2,582,295
Mineral property	90,368	142,565
Stock compensation	27,316	27,316
Accrued expenses	35,000	--
Total deferred tax asset	$2,158,857	$2,752,176
Net deferred tax asset	2,158,857	2,752,176
Less: valuation allowance	(2,158,857)	(2,752,176)

Deferred tax asset	$--	$--

The Company has approximately a $5,700,000 net operating loss carryover as of December 31, 2016. The net operating loss may offset against taxable income through the year ended December 31, 2036. A portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2016, as the likelihood of the realization of the tax benefits cannot be determined. The valuation allowance decreased by $593,319 and $118,616 for the years ended December 31, 2016 and 2015, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado.  Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 7 - SUBSEQUENT EVENT

On January 31, 2017, the Company issued 2,000,000 common shares for consulting services in 2017.

On January 26, 2017 Bullfrog Gold Corp amended its Articles of Incorporation (the “Amendment”), which Amendment became effective February 8, 2017 upon filing with the State of Delaware. The purpose of the Amendment was to increase the total number of authorized shares.  The total number of shares of stock that the Company shall have authority to issue is One Billion (1,000,000,000).  The classes and aggregate number of shares of each class which the Company shall have authority to issue are as follows:

1.

Seven Hundred Fifty Million (750,000,000) shares of common stock, par value $0.0001 per share; and

2.

Two Hundred Fifty Million (250,000,000) shares of preferred stock, par value $0.0001 per share.