Form 10-Q
period 2017-03-31
Bullfrog Gold Corp.
filed 2017-05-12
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,232,096 shares of common stock, par value $0.0001, were outstanding on May 10, 2017.

BULLFROG GOLD CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(unaudited)

	3/31/17	12/31/16

Assets

Current assets
Cash	$33,189	$2,229
Deposits	10,682	10,682
Total current assets	43,871	12,911

Other assets
Mineral properties	145,425	145,425
Total other assets	145,425	145,425

Total assets	$189,296	$158,336

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$39,302	$27,871
Related party payable	425,936	369,334
Total current liabilities	465,238	397,205

Total liabilities	465,238	397,205

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value
Preferred stock series A, 5,000,000 shares authorized, $.0001 par value; zero issued and outstanding as of 3/31/17 and 12/31/16	0	0
Preferred stock series B, 45,000,000 shares authorized, $.0001 par value; 29,562,500 issued and outstanding as of 3/31/17 and 12/31/16, respectively	2,956	2,956
Common stock, 750,000,000 shares authorized, $ .0001 par value; 92,232,096 and 90,232,096 shares issued and outstanding as of 3/31/17 and 12/31/16, respectively	9,223	9,023
Common stock issuable	50,000	0
Additional paid in capital	7,954,038	7,754,238
Accumulated deficit	(8,292,159)	(8,005,086)

Total stockholders' equity (deficit)	(275,942)	(238,869)

Total liabilities and stockholders' equity (deficit)	$189,296	$158,336

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited)

	Three Months Ended
	3/31/17	3/31/16

Revenue	$0	$0

Operating expenses
General and administrative	276,411	34,507

Total operating expenses	276,411	34,507

Net operating loss	(276,411)	(34,507)

Interest expense	(10,661)	(80,222)

Net loss	$(287,072)	$(114,729)

Weighted average common shares outstanding - basic and diluted	91,676,540	69,233,028

Loss per common share - basic and diluted	$(0)	$(0)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited)

	Three Months Ended
	3/31/17	3/31/16

Cash flows from operating activities
Net loss	$(287,072)	$(114,729)
Adjustments to reconcile net loss to net cash used in operating activities
Capitalized interest to note payable	0	60,933
Stock-based compensation	200,000	0
Amortization of deferred financing fees	0	2,750
Change in operating assets and liabilities:
Accounts payable	11,430	(10,031)
Related party payable	56,602	88,684
Accrued interest	0	6,876
Other liabilities	0	(25,218)

Net cash provided by (used in) operating activities	(19,040)	9,265

Cash flows from investing activity
Acquisition of mineral properties	0	(10,000)

Cash flows from financing activities
Proceeds for future private placement of common stock	50,000	0

Net cash provided by financing activities	50,000	0

Net increase (decrease) in cash	30,960	(735)

Cash, beginning of period	2,229	1,024

Cash, end of period	$33,189	$289

Supplemental disclosure of cash flow information
Cash paid during period for interest	$0	$0
Stock issued to payoff related party	$0	$348,336

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2016 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $8,292,159 as of March 31, 2017. The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. This raises substantial doubt about the Company's ability to continue as a going concern

The Company has no operating revenues and does not expect to in 2017. Should it be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due. To continue as a going concern, the Company is dependent on continued fund raising. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2017, the Company’s cash balance was approximately $33,189. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the 3 months ended March 31, 2017 and 2016 the Company did not incur exploration costs. Costs of property acquisitions are being capitalized, and required payments of $0 and $25,000 were made in 2017 and 2016, respectively to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2017 and December 31, 2016. The periods ended December 31, 2016, 2015, 2014 and 2013 are open to examination by taxing authorities.

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

The estimated fair value of each stock option as of the date of grant was calculated using the Black-Scholes pricing model. The Company estimates the volatility of its common stock at the date of grant based on the volatility of a comparable peer company which is publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The shares of common stock subject to the stock-based compensation plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such the number of shares of common stock are reserved for such purpose.

On March 31, 2015 the Company granted options to purchase 4,500,000 shares of its common stock of the 4,500,000 shares of common stock under the 2011 Stock Incentive Plan.

Net Loss per Common Share

Net losses were reported during the three months ended March 31, 2017 and 2016. As such, the Company excluded the following from computation of weighted average shares as the effect would be anti-dilutive:

	3/31/17	3/31/16
Stock options	4,500,000	4,500,000
Warrants	220,000	10,048,660
Preferred stock	29,562,500	400,000
Convertible note payable	--	880,000

Risks and Uncertainties

Since the Company’s formation, it has not generated any revenues. As an early stage company, its subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. The business is dependent upon the implementation of the business plan. There can be no assurance that the efforts will be successful or that it will ultimately be able to attain profitability.

Natural resource exploration and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that it will not discover gold or any other resources which can be mined or extracted at a profit. Even if it does discover gold or other deposits, the deposit may not be of the quality or size necessary for it or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The Company’s business is exploring for gold and other minerals. In the event that it discovers commercially exploitable gold or other deposits, it will not be able to make any money from them unless the gold or other minerals are actually mined or it sells all or a part of its interest. Accordingly, it will need to find some other entity to mine its properties on its behalf, mine them ourselves or sell its rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event it assumes any operational responsibility for mining its properties, it is possible that it will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. The future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that the Company will choose to not be insured against this risk because of high insurance costs or other reasons.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable based on current operations and therefore will not have a material impact on the Company's financial position or operating results.

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On January 25, 2017, the Company issued 2,000,000 common shares for consulting services in 2017.

On February 15, 2017 the Company received $50,000 for common stock to be issued and is shown as common stock issuable on the consolidated balance sheets as of March 31, 2017, the price for the stock and number of shares to be issued has not yet been determined.  The cash received is a related party to the Chairman, Alan Lindsay.

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

As of March 31, 2017, the Company had outstanding 29,562,500 series B preferred shares.

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

There were a total of 4,500,000 options granted from the 2011 Plan in March 2015.  These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized.

A summary of the stock options as of March 31, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,500,000	$0.025	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2016	4,500,000	$0.025	8.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at March 31, 2017	4,500,000	$0.025	8.00	$247,500
Options exercisable at March 31, 2017	4,500,000	$0.025	8.00	$247,500

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

1.

Seven Hundred Fifty Million (750,000,000) shares of common stock, par value $0.0001 per share; and

2.

Two Hundred Fifty Million (250,000,000) shares of preferred stock, par value $0.0001 per share with 5,000,000 series A preferred stock and 45,000,000 series B preferred stock designated.

NOTE 3 - RELATED PARTY

As of March 31, 2017 the Company has a related party payable with David Beling, CEO and President, of $425,936.  This amount consists of $243,345 of expense reports plus interest of $47,591 and salary of $125,000 plus interest of $10,000 at a rate of 1% per month.

On February 15, 2017 the Company received $50,000 for common stock to be issued and is shown as common stock issuable on the consolidated balance sheet as of March 31, 2017, the price for the stock and number of shares to be issued has not yet been determined. The cash received is a related party to the Chairman, Alan Lindsay.

NOTE 4 - COMMITMENTS

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below. These work commitments, as of March 31, 2017, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for projects, however, it does track time spent per project. This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 30, 2017.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2017 compared with the three months ended March 31, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Bullfrog Gold Corp., and depending on the context, its subsidiaries.

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

In order to maintain in force the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

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

Starting in 2015, the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices.  On April 11, 2016 the Company distributed a press release that included a mineral inventory estimate of 470,000 ounces of gold, as summarized below.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to March 31, 2016

	3/31/17	3/31/16
Revenue	$0	$0

Operating expenses
General and administrative	276,411	34,507

Total operating expenses	276,411	34,507

Net operating loss	(276,411)	(34,507)

Interest expense	(10,661)	(80,222)

Net loss	$(287,072)	$(114,729)

We are still in the exploration stage and have no revenues to date.

During the three months ended March 31, 2017 we had a net loss of $287,072 compared to a net loss of $114,729 for the three months ended March 31, 2016. The increase is due primarily to $200,000 of common stock that was issued for consulting services in 2017.  The interest expense in 2016 was mostly related to the interest for the RMB Facility that was paid off in June 2016.

Liquidity and Capital Resources

As of March 31, 2017, continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into a facility agreement with RMB Australia Limited Holdings (“RMB”), as the lender, in the amount of $4.2 million. The RMB debt was paid off on June 30, 2016.

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the fifth  anniversary of the effective date per the schedule below. These work commitments, as of March 31, 2017, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for projects, however, it does track time spent per project. This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

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

On February 15, 2017 the Company received $50,000 for common stock to be issued, the price for the stock to be issued has not been determined.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2017 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period ending March 31, 2017, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016

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

Date: May 12, 2017	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)