Form 10-Q
period 2017-06-30
Bullfrog Gold Corp.
filed 2017-08-08
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,907,096 shares of common stock, par value $0.0001, were outstanding on August 1, 2017.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(unaudited)

Assets	6/30/17	12/31/16

Current assets
Cash	$626,673	$2,229
Deposits	10,682	10,682
Total current assets	637,355	12,911

Other assets
Mineral properties	145,425	145,425
Total other assets	145,425	145,425

Total assets	$782,780	$158,336

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$20,765	$27,871
Related party payable	432,081	369,334
Total current liabilities	452,846	397,205

Total liabilities	452,846	397,205

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value
Preferred stock series A, 5,000,000 shares authorized, $.0001 par value; zero issued and outstanding as of 6/30/17 and 12/31/16	0	0
Preferred stock series B, 45,000,000 shares authorized, $.0001 par value; 30,187,500 and 29,562,500 issued and outstanding as of 6/30/17 and 12/31/16, respectively	3,018	2,956
Common stock, 750,000,000 shares authorized, $ .0001 par value; 101,907,096 and 90,232,096 shares issued and outstanding as of 6/30/17 and 12/31/16, respectively	10,191	9,023
Additional paid in capital	8,779,008	7,754,238
Accumulated deficit	(8,462,283)	(8,005,086)

Total stockholders' equity (deficit)	329,934	(238,869)

Total liabilities and stockholders' equity (deficit)	$782,780	$158,336

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/17	6/30/16	6/30/17	6/30/16

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	153,269	56,586	429,680	91,093

Total operating expenses	153,269	56,586	429,680	91,093

Net operating loss	(153,269)	(56,586)	(429,680)	(91,093)

Gain on extinguishment of debt	0	2,523,813	0	2,523,813
Loss on asset abandonment	0	(164,850)	0	(164,850)
Interest expense	(16,855)	(67,405)	(27,516)	(147,627)

Net income (loss)	$(170,124)	$2,234,972	$(457,196)	$2,120,243

Weighted average common shares outstanding - basic	96,169,596	77,908,763	93,934,179	73,570,895

Weighted average common shares outstanding - diluted	96,169,596	80,292,096	93,934,179	74,964,562

Earnings (loss) per common share - basic	$(0.00)	$0.03	$(0.00)	$0.03

Earnings (loss) per common share - diluted	$(0.00)	$0.03	$(0.00)	$0.03

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

	Six Months Ended
	6/30/17	6/30/16

Cash flows from operating activities
Net income (loss)	$(457,196)	$2,120,243
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	0	(2,523,813)
Interest capitalized to note payable	0	114,750
Loss on asset abandonment	0	164,850
Stock-based compensation	210,000	0
Amortization of deferred financing fees	0	3,666
Change in operating assets and liabilities:
Accounts payable	(7,107)	7,422
Related party payable	92,747	134,571
Accrued interest	0	12,598
Other liabilities	0	(25,218)

Net cash provided by (used in) operating activities	(161,556)	9,069

Cash flows from investing activity
Acquisition of mineral properties	0	(10,000)

Cash flows from financing activities
Proceeds from private placement of stock	786,000	280,000
Payoff of note payable	0	(250,000)

Net cash provided by financing activities	786,000	30,000

Net increase in cash	624,444	29,069

Cash, beginning of period	2,229	1,024

Cash, end of period	$626,673	$30,093

Supplemental disclosure of cash flow information
Cash paid during period for interest	$-	$-
Stock issued for lease payment	-	14,850
Stock issued to payoff note payable	-	70,000
Stock issued to payoff related party payable	-	348,336
Stock and warrants issued to payoff related party payable	$30,000	$-

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2016 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $8,462,283 as of June 30, 2017.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. This raises substantial doubt about the Company's ability to continue as a going concern

The Company has no operating revenues and does not expect to in 2017. Should it be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due. To continue as a going concern, the Company is dependent on continued fund raising. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2017, the Company’s cash balance was approximately $626,673. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the 3 and 6 months ended June 30, 2017 and 2016 the Company did not incur exploration costs. Costs of property acquisitions are being capitalized, and required payments of $0 and $25,000 were made in 2017 and 2016, respectively to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2017 and December 31, 2016.

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

The estimated fair value of each stock option as of the date of grant was calculated using the Black-Scholes pricing model. The Company estimates the volatility of its common stock at the date of grant based on the volatility of a comparable peer company which is publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The shares of common stock subject to the stock-based compensation plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such the number of shares of common stock are reserved for such purpose.  On March 31, 2015, the Company granted options to purchase 4,500,000 shares of its common stock of the 4,500,000 shares of common stock available for grant under the 2011 Stock Incentive Plan.

Net Loss per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	6/30/17	6/30/16	6/30/17	6/30/16
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$(170,124)	$2,234,972	$(457,196)	$2,120,243
Basic weighted average shares outstanding	96,169,596	77,908,763	93,934,179	73,570,895
Dilutive effect of common stock equivalents	--	2,383,333	--	1,393,667
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	96,169,596	80,292,096	93,934,179	74,964,562
Basic Earnings (Loss) Per Common Share	(0.00)	0.03	(0.00)	0.03
Diluted Earnings (Loss) Per Common Share	(0.00)	0.03	(0.00)	0.03

For periods in 2017 where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.  11,000,000 of preferred shares issued on June 30, 2016 were not included in the computation of diluted shares. 4,500,000 of stock options were included in the computation for the three and six months ended June 30, 2016.  9,868,660 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the three and six-month period ending June 30, 2016.  The NPX convertible loan can convert into shares of the Company’s common shares at a conversion price equal to $0.25 per common share, this was not included in the computation of diluted shares.

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

On July 13, 2017, the FASB issued ASU 2017-11, which makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions.

The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260.

The Company does not currently have any financial instruments with a down-round feature but has historically issued warrants with a down-round feature.

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On January 25, 2017, the Company issued 2,000,000 common shares issued at $0.10 for consulting services valued at $200,000 in 2017.

On May 23, 2017, the Company sold an aggregate of 10,200,000 shares (the “Units”) (9,575,000 common shares and 625,000 series B preferred shares) with gross proceeds to the Company of $816,000 ($30,000 payoff for related party payable and $786,000 cash) to certain accredited investors pursuant to a subscription agreement. The proceeds from this offering will be used primarily for general corporate purposes.  Each Unit was sold for a purchase price of $0.08 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) or preferred stock, $0.0001 par value per share (the “Preferred Stock”) and (ii) a two-year warrant (the “Warrants”) to purchase one hundred (100%) percent of the number of shares of Common Stock purchased at an exercise price of $0.15 per share.  The Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The Warrants were evaluated for purposes of classification between liability and equity.  The Warrants do not contain features that would require a liability classification and are therefore considered equity.  The Black Scholes pricing model was used to estimate the fair value of $528,448 of the Warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
10,200,000	$0.15	2 years	187.8%	1.38%	$528,448

Using the fair value calculation, the relative fair value between the common stock, preferred stock and the warrants was calculated to determine the warrants recorded equity amount of $346,634 accounted for in additional paid in capital.

On June 30, 2017, the Company issued 100,000 common shares issued at $0.10 for consulting services valued at $10,000 in 2017.

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

In October 2012, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors amended the total Series B Preferred Stock to 45,000,000.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock.

As of June 30, 2017, the Company had outstanding 30,187,500 series B preferred shares.

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

A summary of the stock options as of June 30, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,500,000	$0.025	9.25	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Canceled	--	--	--	--
Balance at December 31, 2016	4,500,000	$0.025	8.25	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Canceled	--	--	--	--
Balance at June 30, 2017	4,500,000	$0.025	7.75	$337,500
Options exercisable at June 30, 2017	4,500,000	$0.025	7.75	$337,500

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

NOTE 3 - RELATED PARTY

As of June 30, 2017, the Company has a related party payable with David Beling, CEO and President, of $432,081.  This amount consists of $207,635 of expense reports plus interest of $58,637 and salary of $150,000 plus interest of $15,809 at a rate of 1% compounded per month.

On May 23, 2017, the Company issued units (common stock and warrants) of $30,000 to payoff for related party payable as part of the stock and warrants issued discussed in Note 2.

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below. These work commitments, as of June 30, 2017, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for projects, however, it does track time spent per project. This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on June 30, 2017.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended June 30, 2017 compared with the three months ended June 30, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Bullfrog Gold Corp., and depending on the context, its subsidiaries.

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

Bullfrog Project

The Bullfrog Gold Project lies approximately 4 miles west of the town of Beatty, Nevada and 120 miles northwest of Las Vegas, Nevada.  In 2011, Standard Gold Corp. (“Standard Gold”) a wholly owned subsidiary of the Company, initially acquired in 2011 a 100% right, title and interest in 79 lode claims and 2 patented claims that contain approximately 1,600 acres subject to a 3% net smelter royalty.

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into an Option Agreement (the “Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone (M-S) pit mined by Barrick Gold in the 1990’s.

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

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims located four miles west of Beatty, Nevada and covers approximately 444 acres (the “Barrick Properties”). These Barrick Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the M-S open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900’s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

The Company also has access to Barrick’s substantial data base within a 1.5 mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick Properties and then pay Barrick 3.25 million shares of the Company’s common stock while providing a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria, and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

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

Starting in 2015, the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices.  On June 27, 2017, an independent engineering firm provided resource estimates on Company lands as summarized below:

Input parameters used in the estimates are tabulated below:

Estimate Input Parameters

Parameter	Input	Unit
Mining Cost - M & W	2.25	$/t
Processing Cost	6.00	$/t
General & Admin.	1.60	$/t
Refining Sales	0.05	$/t
Sell Cost	10	$/tr oz
Gold Recovery	72%
Silver Recovery	20%
Gold Price (3-yr average)	1200	$/tr oz
Pit Slopes	45	degrees

Resource estimates are in place and do not include recoveries from a proposed downstream heap leach/processing operation. Of the combined M&I resource estimate, the measured component was approximately 9% in the Bullfrog deposit and 36% of the in the M-S deposit.  The resource classifications herein are consistent with the policies and standards of Canadian National Instrument 43-101 (“NI 43-101”).

The data base used for the estimates included 1,262 holes containing 155 miles of coring and drilling completed from 1983 through 1996 by Barrick and its predecessors. Assaying was performed by several accredited laboratories.  Tetra Tech, Inc. (“Tetra Tech”) a recognized global provider of engineering, technical and construction management services with particular expertise in the mining sector, reviewed the data base in detail and found it to be of sufficient quality and quantity to estimate measured, indicated and inferred resources. A final NI 43-101 Technical Report with further information is scheduled for completion and posting on the Company’s website by August 9, 2017.

The resources were estimated by the Golden, Colorado office of Tetra Tech. The estimates were prepared in accordance with requirements of NI 43-101 Standards of Disclosure for Mineral Projects. The technical work, analysis and findings were completed or directly supervised by Rex Bryan, PhD, who is as an independent "Qualified Person" as defined by NI 43-101. Mr. Bryan has also reviewed and approved the information in the June 27, 2017 news release.

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of measured and indicated resources grading 0.70 g/t are within this base case pit. With respect to pit slope layback constraints, the Company is in the process of consolidating all lands in the Bullfrog pit.

For reference, the Company estimated in April 2016 a preliminary mineral inventory of 470,000 ounces grading 0.89 g/t using a nominal 0.3 g/t cutoff. In comparison, the M&I resources of 624,000 ounces represents a 33% increase in gold ounces. As the existing pit slopes are up to 52 degrees and stable after 20 years of no mining, the 45-degree input by TetraTech is conservative and provides upside in final pit designs. It is also noted that Barrick terminated all mining by the end of 1998 and mill production in early 1999 when gold prices were less than $300 per ounce. However, economic margins for gold mining in general are now much better, particularly with the application of low-cost heap leaching methods. Barrick also used gold cut-off grades of 0.5 g/t in the pits and 3.0 g/t in the underground mine.

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

In summary, the Bullfrog Gold Project mineralization has good heap leach gold recoveries for crushing to 1.5 inch or less and at ROM size. The latter is particularly important since much additional low grade under 0.3 g/t that must be excavated from a pit could be ROM heap leached to supplement production.

Results of Operations

Three Months Ended June 30, 2017 Compared to June 30, 2016

	Three Months Ended
	6/30/17	6/30/16

Revenue	$-	$-

Operating expenses
General and administrative	153,269	56,586

Total operating expenses	153,269	56,586

Net operating loss	(153,269)	(56,586)

Gain on extinguishment of debt	-	2,523,813
Loss on asset abandonment	-	(164,850)
Interest expense	(16,855)	(67,405)

Net income (loss)	$(170,124)	$2,234,972

Six Months Ended June 30, 2017 Compared to June 30, 2016

	Six Months Ended
	6/30/17	6/30/16

Revenue	$-	$-

Operating expenses
General and administrative	429,680	91,093

Total operating expenses	429,680	91,093

Net operating loss	(429,680)	(91,093)

Gain on extinguishment of debt	-	2,523,813
Loss on asset abandonment	-	(164,850)
Interest expense	(27,516)	(147,627)

Net income (loss)	$(457,196)	$2,120,243

We are still in the exploration stage and have no revenues to date.

During the three and six months ended June 30, 2017 we had a net loss compared to a net income for the same periods in 2016. The 2016 net income was a result of the final note payoff to RMB that came with a gain on extinguishment of debt of approximately $2,500,000.  The increase in general and administrative is due primarily to $200,000 of common stock that was issued for consulting services in 2017.  The interest expense in 2016 was mostly related to the interest for the RMB Facility that was paid off in June 2016.  Additionally, the Klondike Project agreement was terminated in June 2016 resulting in a loss on asset abandonment of $164,850.

Liquidity and Capital Resources

As of June 30, 2017, continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into a facility agreement with RMB Australia Limited Holdings (“RMB”), as the lender, in the amount of $4.2 million. The RMB debt was paid off on June 30, 2016.

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

On May 23, 2017, the Company sold an aggregate of 10,200,000 shares (the “Units”) (9,575,000 common shares and 625,000 series B preferred shares) with gross proceeds to the Company of $816,000 ($30,000 payoff for related party payable and $786,000 cash) from certain accredited investors pursuant to a subscription agreement.

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

With respect to the quarterly period ending June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period ending June 30, 2017, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: August 8, 2017	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)