Form 10-Q
period 2017-09-30
Bullfrog Gold Corp.
filed 2017-11-08
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,907,096 shares of common stock, par value $0.0001, were outstanding on November 7, 2017.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(unaudited)

	9/30/17	12/31/16
Assets

Current assets
Cash	$411,725	$2,229
Deposits	4,273	10,682
Total current assets	415,998	12,911

Other assets
Mineral properties	145,425	145,425

Total assets	$561,423	$158,336

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$14,529	$27,871
Related party payable	436,409	369,334

Total liabilities	450,938	397,205

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares authorized, $.0001 par value; zero issued and outstanding as of 9/30/17 and 12/31/16	0	0
Preferred stock series B, 45,000,000 shares authorized, $.0001 par value; 30,187,500 and 29,562,500 issued and outstanding as of 9/30/17 and 12/31/16, respectively	3,018	2,956
Common stock, 750,000,000 shares authorized, $.0001 par value; 101,907,096 and 90,232,096 shares issued and outstanding as of 9/30/17 and 12/31/16, respectively	10,191	9,023
Additional paid in capital	8,779,008	7,754,238
Accumulated deficit	(8,681,732)	(8,005,086)

Total stockholders' equity (deficit)	110,485	(238,869)

Total liabilities and stockholders' equity (deficit)	$561,423	$158,336

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/17	9/30/16	9/30/17	9/30/16

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	180,526	311,991	610,210	403,084
Lease expense	26,000	0	26,000	0

Total operating expenses	206,529	311,991	636,210	403,084

Net operating loss	(206,529)	(311,991)	(636,210)	(403,084)

Gain on extinguishment of debt	0	0	0	2,523,813
Loss on asset abandonment	0	0	0	(164,850)
Interest expense	(12,920)	(8,066)	(40,435)	(155,693)

Net (loss) income	$(219,449)	$(320,057)	$(676,645)	$1,800,186

Weighted average common shares outstanding - basic	101,907,096	88,843,207	96,677,929	78,661,666

Weighted average common shares outstanding - diluted	101,907,096	88,843,207	96,677,929	88,506,110

(Loss) income per common share - basic	$(0.00)	$(0.00)	$(0.01)	$0.02

(Loss) income per common share - diluted	$(0.00)	$(0.00)	$(0.01)	$0.02

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

	Nine Months Ended
	9/30/17	9/30/16

Cash flows from operating activities
Net income (loss)	$(676,645)	$1,800,186
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	0	(2,523,813)
Interest capitalized to note payable	0	114,751
Loss on asset abandonment		164,850
Stock issued for services	210,000	237,000
Amortization of deferred financing fees	0	3,666
Change in operating assets and liabilities:
Accounts payable	(13,343)	(7,316)
Related party payable	97,075	173,624
Accrued interest	0	12,598
Other liabilities	0	(25,218)

Net cash used in operating activities	(382,913)	(49,672)

Cash flows from investing activities
Refund of deposits on mineral properties	6,409	0
Acquisition of mineral properties	0	(10,000)

Net cash provided by (used in) investing activities	6,409	(10,000)

Cash flows from financing activities
Proceeds from private placement of stock	786,000	312,000
Payoff of note payable	0	(250,000)

Net cash provided by financing activities	786,000	62,000

Net increase in cash	409,496	2,328

Cash, beginning of period	2,229	1,024

Cash, end of period	$411,725	$3,352

Supplemental disclosure of cash flow information
Stock issued for debt conversion - related party	$0	$278,438
Stock issued for lease payment	0	14,850
Stock issued to payoff note payable	0	70,000
Stock issued to payoff related party payable	0	348,336
Stock and warrants issued to payoff related party payable	$30,000	$0

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is an early stage exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 4,300 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties to ascertain whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2016 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $8,681,732 as of September 30, 2017.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining additional financing from external sources and profitable operations and revenue, where the Company has not achieved this.  This raises substantial doubt about the Company's ability to continue as a going concern.

The Company has no operating revenues and does not expect to in 2017. Should it be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due. To continue as a going concern, the Company is dependent on continued fund raising. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable.  The Company continues to seek alternative financing options to continue its normal course of business.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2017, the Company’s cash balance was approximately $411,725. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the 3 and 9 months ended September 30, 2017 and 2016 the Company did not incur exploration costs. Costs of property acquisitions are being capitalized, and required payments of $0 and $25,000 were made in 2017 and 2016, respectively to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2017 and December 31, 2016.

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

Net Income (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/17	9/30/16	9/30/17	9/30/16
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$(219,449)	$(320,057)	$(676,645)	$1,800,186
Basic weighted average shares outstanding	101,907,096	88,843,207	96,677,929	78,661,666
Dilutive effect of common stock equivalents	--	--	--	9,844,444
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	101,907,096	88,843,207	96,677,929	88,506,110
Basic Earnings (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.01)	$0.02
Diluted Earnings (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.01)	$0.02

For periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.

For the nine months ended September 30, 2016, 11,000,000 and 18,562,500 of preferred shares issued in July 2016 and August 2016 respectively were included in the computation of diluted shares. 4,500,000 of stock options were included in the computation for the nine months ended September 30, 2016.  9,668,660 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the nine month period ending September 30, 2016.

Risks and Uncertainties

Since the Company’s formation, it has not generated any revenues. As an early stage company, the Company is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. The business is dependent upon the implementation of the business plan. There can be no assurance that the efforts will be successful or that the Company will ultimately be able to attain profitability.

Natural resource exploration and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that the Company will not discover gold or any other resources which can be mined or extracted at a profit. Even if it does discover gold or other deposits, the deposit may not be of the quality or size necessary for it or a potential purchaser of the property to make a profit from actually mining the deposit. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The Company’s business is exploring for gold and other minerals. In the event that it discovers commercially exploitable gold or other deposits, it will not be able to make any money from them unless the gold or other minerals are actually mined or it sells all or a part of its interest. Accordingly, it will need to find some other entity to mine its properties on its behalf, mine them itself or sell its rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event the Company assumes any operational responsibility for mining its properties, it is possible that it will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. The future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that the Company will choose to not be insured against this risk because of high insurance costs or other reasons.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective.

On July 13, 2017, the FASB issued ASU 2017-11, which makes limited changes to the FASB’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions.

The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260.  The Company does not currently have any financial instruments with a down-round feature but has historically issued warrants with a down-round feature.  Therefore, there is no impact on the financial statements.

FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), on February 25, 2016.  This guidance supersedes FASB ASC 840, Leases, and requires recognition of leased assets and liabilities, representing the rights and obligations created by leases with terms of more than 12 months, on the balance sheet as well as enhanced disclosure over the amount, timing and uncertainty of cash flows arising from leases.  This ASU is effective for fiscal years beginning after December 15, 2018, with an expected impact on the balance sheet of approximately $885,000 as a right to use asset and a related liability.

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On January 25, 2017, the Company issued 2,000,000 shares of common stock at $0.10 per share for consulting services valued at $200,000 in 2017.

On May 23, 2017, the Company sold an aggregate of 10,200,000 shares (the “Units”) (9,575,000 common shares and 625,000 series B preferred shares) with gross proceeds to the Company of $816,000 ($30,000 payoff for related party payable and $786,000 cash) to certain accredited investors pursuant to a subscription agreement. The Company is using the proceeds from this offering primarily for general corporate purposes.  Each Unit was sold for a purchase price of $0.08 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) or preferred stock, $0.0001 par value per share (the “Preferred Stock”) and (ii) a two-year warrant (the “Warrants”) to purchase one hundred (100%) percent of the number of shares of either Common Stock or Preferred Stock purchased at an exercise price of $0.15 per share.  The Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The Warrants were evaluated for purposes of classification between liability and equity.  The Warrants do not contain features that would require a liability classification and are therefore considered equity.  The Black Scholes pricing model was used to estimate the fair value of $528,448 of the Warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
10,200,000	$0.15	2 years	187.8%	1.38%	$528,448

Using the fair value calculation, the relative fair value between the common stock, preferred stock and the warrants was calculated to determine the warrants recorded equity amount of $346,634 accounted for in additional paid in capital.

On June 30, 2017, the Company issued 100,000 shares of common stock at $0.10 for consulting services valued at $10,000 in 2017.

Convertible Preferred Stock

In August 2011, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series A Preferred Stock. Each share of Series A preferred stock par value $0.0001 per share (“Series A Preferred Stock”) is convertible into one share of common stock at the option of the preferred holder. The Series A Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The holders of the Company’s Series A Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

In October 2012, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors increased the number of designated shares of Series B Preferred Stock to 45,000,000.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock.

As of September 30, 2017, the Company had outstanding 30,187,500 series B preferred shares.

Common Stock Options

On September 30, 2011, the Board of Directors and stockholders adopted the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, Company may make direct grants of stock or restricted stock under the 2011 Plan. The Company has reserved 4,500,000 shares of common stock for issuance under the 2011 Plan.

There was a total of 4,500,000 options granted from the 2011 Plan in March 2015. These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized.

A summary of the stock options as of September 30, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,500,000	$0.025	9.25	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Canceled	--	--	--	--
Balance at December 31, 2016	4,500,000	$0.025	8.25	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Canceled	--	--	--	--
Balance at September 30, 2017	4,500,000	$0.025	7.50	$562,500
Options exercisable at September 30, 2017	4,500,000	$0.025	7.50	$562,500

Effective February 8, 2017 the Company amended its Certificate of Incorporation to increase the total number of authorized shares to One Billion (1,000,000,000).  The classes and aggregate number of shares of each class which the Company shall have authority to issue are as follows:

1.

Seven Hundred Fifty Million (750,000,000) shares of common stock, par value $0.0001 per share; and

2.

Two Hundred Fifty Million (250,000,000) shares of preferred stock, par value $0.0001 per share with 5,000,000 series A preferred stock and 45,000,000 series B preferred stock designated.

NOTE 3 - RELATED PARTY

As of September 30, 2017, the Company has a related party payable with David Beling, CEO and President, of $436,409.  This amount consists of $199,043 of expense reports plus interest of $66,532 and salary of $150,000 plus interest of $20,834 at a rate of 1% compounded per month.

On May 23, 2017, the Company issued units (common stock and warrants) of $30,000 as repayment for related party payable as part of the stock and warrants issued discussed in Note 2.

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below.  These work commitments, as of September 30, 2017, have been satisfactorily met with the management of the Properties.  The Company does not have a management fee policy for projects, however, it does track time spent per project.  This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

On July 1, 2017 (“Effective Date”), RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred.  RMM paid Lunar $26,000 on the Effective Date and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2018-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements". Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 31, 2017.

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

Bullfrog Project

The Bullfrog Gold Project lies approximately 4 miles west of the town of Beatty, Nevada and 120 miles northwest of Las Vegas, Nevada.  In 2011, Standard Gold Corp. (“Standard Gold”) a wholly owned subsidiary of the Company, initially acquired a 100% right, title and interest in 79 lode claims and 2 patented claims that contain approximately 1,600 acres subject to a 3% net smelter royalty.

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

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, save and except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

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

The Company also has access to Barrick’s substantial data base within a 1.5 mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick Properties and then issue to Barrick 3.25 million shares of the Company’s common stock while providing a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria, and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

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

The data base used for the estimates included 1,262 holes containing 155 miles of coring and drilling completed from 1983 through 1996 by Barrick and its predecessors. Assaying was performed by several accredited laboratories.  Tetra Tech, Inc. (“Tetra Tech”) a recognized global provider of engineering, technical and construction management services with particular expertise in the mining sector, reviewed the data base in detail and found it to be of sufficient quality and quantity to estimate measured, indicated and inferred resources. A final NI 43-101 Technical Report is posted on the Company’s website.

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

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of measured and indicated resources grading 0.70 g/t are within this base case pit. With respect to pit slope layback constraints, the Company is in the process of consolidating all lands in the Bullfrog pit and from June through September 2017 has leased 24 patents and staked 88 mining claims to cover exploration targets and potential sites for leach pads and other project facilities.

For reference, the Company estimated in April 2016 a preliminary mineral inventory of 470,000 ounces grading 0.89 g/t using a nominal 0.3 g/t cutoff. In comparison, the M&I resources of 624,000 ounces represents a 33% increase in gold ounces. As the existing pit slopes are up to 52 degrees and stable after 20 years of no mining, the 45-degree input by Tetra Tech is conservative and provides upside in final pit designs. It is also noted that Barrick terminated all mining by the end of 1998 and mill production in early 1999 when gold prices were less than $300 per ounce. However, economic margins for gold mining in general are now much better, particularly with the application of low-cost heap leaching methods. Barrick also used gold cut-off grades of 0.5 g/t in the pits and 3.0 g/t in the underground mine.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to September 30, 2016

	Three Months Ended
	9/30/17	9/30/16

Revenue	$0	$0

Operating expenses
General and administrative	180,529	311,991
Lease expense	26,000	0

Total operating expenses	206,529	311,991

Net operating loss	(206,529)	(311,991)

Interest expense	(12,920)	(8,066)

Net loss	$(219,449)	$(320,057)

Nine Months Ended September 30, 2017 Compared to September 30, 2016

	9/30/17	9/30/16

Revenue	$0	$0

Operating expenses
General and administrative	610,210	403,084
Lease expense	26,000	0

Total operating expenses	636,210	403,084

Net operating loss	(636,210)	(403,084)

Gain on extinguishment of debt	0	2,523,813
Loss on asset abandonment	0	(164,850)
Interest expense	(40,435)	(155,693)

Net (loss) income	$(676,645)	$1,800,186

We are still in the exploration stage and have no revenues to date.

During the three and nine months ended September 30, 2017 we had a net loss compared to a net income for the nine months ended September 30, 2016 and a net loss for the three months ended September 30, 2016. The variances for the three months ended September 30, 2017 were immaterial.  The nine months ended 2016 net income was a result of the final repayment of a note owed to RMB Australia Limited (“RMB”) that resulted in a gain on extinguishment of debt of approximately $2,500,000.  For the nine months ended September 30, 2017, the increase in general and administrative is due primarily to $200,000 of common stock that was issued for consulting services in 2017 for marketing.  The interest expense in 2016 was mostly related to the interest for the RMB facility that was paid off in June 2016, and the 2017 interest expense due to the related party.  Additionally, the Klondike Project agreement was terminated in June 2016 resulting in a loss on asset abandonment of $164,850. For the three and nine months ended September 30, 2017, the lease expense of $26,000 is the result of a 30 year lease executed on July 1, 2017 with Lunar Landing.  See note 4 in the consolidated notes to the financial statements for additional information.

Liquidity and Capital Resources

As of September 30, 2017, continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into a facility agreement with RMB as the lender, in the amount of $4.2 million. The RMB debt was paid off on June 30, 2016.

On March 31, 2015 we granted options to purchase 4,500,000 shares of our common stock of the 4,500,000 shares of common stock available under our 2011 Equity Incentive Plan.

On March 23, 2015, RMM the 100% owned subsidiary of the Company entered into a Mineral Lease and Option to Purchase Agreement with Barrick Bullfrog involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located three miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the fifth anniversary of the effective date per the schedule below. These work commitments, as of September 30, 2017, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for projects, however, it does track time spent per project. This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

On July 1, 2017, RMM entered a 30-year Mineral Lease with Lunar Landing, LLC. involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

RMM shall expend as minimum work commitments of $50,000 per year until a cumulative of $500,000 of expense has been incurred.  RMM paid Lunar $26,000 on the Effective Date and make lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2018-2022	16,000
2023-2017	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017 our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

With respect to the quarterly period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Document *
101.def	XBRL Taxonomy Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)