Form 10-K
period 2017-12-31
Bullfrog Gold Corp.
filed 2018-03-28
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,190,710.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,607,096 shares of common stock par value $0.0001, were outstanding on March 1, 2018.

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

v

PART I

ITEM 1. BUSINESS

Corporate History

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our,” “Bullfrog Gold” and “the Company” refer to Bullfrog Gold Corp., a Delaware corporation.

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

In order to maintain in force, the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims located approximately four miles west of Beatty, Nevada and covers approximately 444 acres (the “Barrick Properties”). These Barrick Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the M-S open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900’s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

The Company also has access to Barrick’s substantial data base within a 1.5 mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick Properties, to exercise the option the Company must issue to Barrick 3.25 million shares of the Company’s common stock.

The Company will also provide a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria, and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

On July 24, 2017 the Company leased 24 patented claims from Lunar Landing LLC

During 2017 the Company also staked and recorded 88 unpatented mining claims in the Bullfrog area.

On January 29, 2018 the Company purchased two patented claims, thereby eliminating minor constraints to expand the Bullfrog pit to the north.

Significant drilling is required to test projections of mineralized trends and structures that extend for considerable distances to the north and east of the M-S pit on the original lands acquired by the Company in 2011. Located east of the M-S pit is an area 700 meters by 1,300 meters in which there is only one shallow hole from which there is no data available. Only a small portion of this area may be prospective, but we believe the area warrants additional study and exploration drilling.

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

Starting in 2015, the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices.  On August 9, 2017, an independent engineering firm issued a resource estimates on Company lands as summarized below:

Input parameters used in the estimates are tabulated below:

Estimate Input Parameters

Parameter	Input	Unit
Mining Cost - M & W	2.25	$/t
Processing Cost	6.00	$/t
General & Admin.	1.60	$/t
Refining Sales	0.05	$/t
Sell Cost	10	$/tr oz
Gold Recovery	72%
Silver Recovery	20%
Gold Price (3-yr average)	1200	$/tr oz
Pit Slopes	45	degrees

Resource estimates are in place and do not include recoveries from a proposed downstream heap leach/processing operation. Of the combined M&I resource estimate, the measured component was approximately 9% in the Bullfrog deposit and 36% of the in the M-S deposit.  The resource classifications herein are consistent with the policies and standards of Canadian National Instrument 43-101 (“NI 43-101”).  On January 29, 2018 the Company purchased two patented claims, thereby eliminating the minor land constraints to expand the Bullfrog pit to the north.

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

Future exploration drilling on the Bullfrog Project on BLM lands will require a Plan of Operations approved by the BLM since the area is designated desert tortoise habitat. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

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

All of our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration. This may adversely affect our financial position, which may cause shareholders to lose their investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If our properties are mined and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities).

However, if we mine one or more of our properties and retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require us to re-evaluate our business from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

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

Unpatented claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Although the annual payments and filings for these claims, permits and patents have been maintained, we have conducted limited title search on our properties. The uncertainty resulting from not having comprehensive title searches on the properties leaves us exposed to potential title suits. Defending any challenges to our property titles may be costly, and may divert funds that we could otherwise use for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

The U.S. Congress has considered proposals to amend the General Mining Law of 1872 that would have, among other things, permanently banned the sale of public land for mining. The proposed amendment would have expanded the environmental regulations to which we are subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also have imposed a royalty of 8% of gross revenue on new mining operations located on federal public land, which would have applied to substantial portions of our properties. The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we may find on our properties. While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on our business.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other resources.

Gold exploration, and resource exploration in general, has demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if we have sufficient funds to do so. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

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

Risks Relating to our Common Stock

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

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Since August 11, 2011, our common stock has been quoted for trading on the OTC Marketplace under the symbol BFGC.  However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange, For companies whose securities are traded in the OTC Marketplace, compared to securities traded on a national securities exchange, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants or upon the conversion of our Series B Preferred Stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO for a monthly payment of $600 per month. Total rent payments for 2017 and 2016 at this location were $7,200. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

Bullfrog Gold Project

(1) Location

The central part of the Bullfrog Mining District lies approximately 4 miles west of the town of Beatty, which is in southwestern Nevada (Figure 1). Beatty lies 120miles northwest of Las Vegas, via U.S. Highway 95, and 93 miles south of Tonopah, also via U.S. Highway 95. The property is accessed by traveling approximately four miles west from Beatty on Nevada Highway 374, which intersects the southern block of the Company’s claims. The remaining claims are accessed by traveling north for four miles on various improved and unimproved roads to the northern end of the Company’s claims. Figure 1 shows the Project location.

N
Montgomery-Shoshone Pit
Beatty, Nevada
Rhyolite Ghost Town
Bullfrog Vein Mined U.G.
Bullfrog Pit
Bonanza Mtn. Pit
138 & 25 KV Power lines
NV Hwy. 374
Tail Pond
To Death Valley, CA
One Mile
©2011 Google
©2010 Google
NEVADA
Reno
Beatty
Las Vegas
4 miles W of Beatty
120 miles NW of Las Vegas

Figure 1. Project Location

Figure 2 shows the Company’s current land holdings along with their acquisition dates.

Figure 2. Bullfrog Project Property Map

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

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving patented mining claims, unpatented mining claims, and mill site claims located approximately four miles west of Beatty, Nevada. These properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the SW half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the NE half of the M-S pit and now controls the entire pit.

RMM shall expend as minimum work commitments for the benefit of the properties prior to the 5th anniversary of the effective date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

On July 1, 2017 (“Lunar Effective Date”), RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred.  RMM paid Lunar $26,000 on the Lunar Effective Date and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2018-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

During the period of June through September 2017 the Company staked and recorded 88 unpatented mining claims, also shown on Figure 2.

On January 29, 2018 the Company purchased two patented claims and granted a 5% NSR royalty to the sellers.

(3) History

In 1904 the Original Bullfrog and Montgomery-Shoshone mines were discovered by local prospectors. Prospecting activity was widespread over the Bullfrog Hills and encompassed a 200 square mile area but centered within a two-mile radius around the town of Rhyolite and included part of the Company’s property. The Montgomery-Shoshone mine reportedly produced about 67,000 ounces of gold averaging 0.47 gold opt prior to its closure in 1911. The District produced about 94,000 ounces of gold prior to 1911. Mines in the District were sporadically worked from 1911 through 1941, but the Company has no production records of such limited activities.

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

(4) Property Status and Plans

The Montgomery-Shoshone and Bullfrog open pit mines remain open for possible access to additional mineralization that may occur on the Company’s expanded property. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to begin subject to permitting and funding. Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 4,330 acres and are in good standing but contain no known reserves and no plant or equipment. Electric power is available immediately adjacent to the Company’s property.

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

•

Several mineralized trends and structures occur on other areas of the Company’s property that further justify additional drilling, see Figure 1 and 2.

The Company will need to fund the exploration programs from debt and equity financing that the Company will need to obtain. In the event we do not obtain sufficient funds, we will need to defer the programs.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “BFGC”. The following table sets forth for the periods indicated the range of high and low closing bid quotations per share for each quarterly period within the two most recent fiscal years.

Year 2016	High	Low
First Quarter	$0.03	$0.01
Second Quarter	$0.08	$0.02
Third Quarter	$0.18	$0.07
Fourth Quarter	$0.16	$0.08

Year 2017	High	Low
First Quarter	$0.13	$0.08
Second Quarter	$0.11	$0.06
Third Quarter	$0.16	$0.07
Fourth Quarter	$0.16	$0.08

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

Holders

As of the date of this filing there were approximately 700 holders of record of our common stock.  Because some of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There were a total of 4,500,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”), these options issued are nonqualified stock options and were 100% vested on grant date and are outstanding at 12/31/17.

On December 1, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan reserves 13,800,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There were a total of 5,000,000 options granted from the 2017 Plan in December 2017 (the “December 2017 Options”), these options issued are nonqualified stock options and were 100% vested on grant date and are outstanding at 12/31/17.

The following table sets forth equity compensation plan information as of December 31, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (column a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	9,500,000	$0.083	8,800,000
Equity compensation plans approved by security holders
Total	9,500,000	$0.083	8,800,000

Unregistered Sales of Equity Securities

None

Recent Repurchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Twelve Months Ended
	12/31/17	12/31/16
Revenue	$0	$0

Operating expenses
General and administrative	1,240,278	498,716
Exploration, evaluation and project expense	209,255	0
Property lease expense	26,000	0
Total operating expenses	1,475,533	498,716

Net operating loss	(1,475,533)	(498,716)

Gain on extinguishment of debt	0	2,523,813
Loss on asset abandonment	0	(164,850)
Interest expense	(53,659)	(165,049)
Net income (loss)	$(1,529,192)	$1,695,198

We are still in the exploration stage and have no revenues to date.  The 2016 net income was a result of the final note payoff to RMB that resulted in a gain on extinguishment of debt of approximately $2,500,000.  The terms of the payoff with a complete disclosure can be found on the Form 8-K we filed with the Securities and Exchange Commission on July 7, 2016.  Additionally, David Beling, our President & CEO, agreed to a 50% salary reduction effective January 1, 2016 which results in an annual salary of $100,000 and a reduction to general and administrative costs. Additionally, the Klondike Project agreement was terminated in June 2016 resulting in a loss on asset abandonment of $164,850. The increase in general and administrative expense during the year ended December 31, 2017 was due to the issuance of stock and options for services and year-end bonus by board members.

Exploration, evaluation and project expense costs included claim maintenance, surveying and recording fees for approximately $73,000; and professional consulting services and fees for approximately $107,000.

The lease expense of $26,000 relates to an initial payment on a 30-year lease executed on July 1, 2017 with Lunar Landing.

Liquidity and Capital Resources

As of December 31, 2017, continuation as a going concern is dependent upon raising additional funds and attaining profitable operations. On December 10, 2012, the Company entered into a facility agreement with RMB as the lender, in the amount of $4.2 million. The RMB debt was settled on June 30, 2016.

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

On March 23, 2015, RMM the 100% owned subsidiary of the Company entered into a Mineral Lease and Option to Purchase Agreement with Barrick Bullfrog involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located approximately four miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the fifth anniversary of the effective date per the schedule below. These work commitments, as of December 31, 2017, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for projects, however, it does track time spent per project. This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

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

On October 29, 2014, RMM entered into an Option Agreement (the “Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone (M-S) pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, save and except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years of which he Company has paid $40,000.  Future payments due as follows:

Due Date	Amount
October 2018	$20,000
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

The Company shall expend no less than $100,000 per year and a total sum of $500,000 as a minimum work commitment for the benefit of the Property, which shall also include work performed within one-half mile of the Property boundary, prior to the 5th anniversary of the Effective Date.

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

During 2017 the Company also staked and recorded 88 unpatented mining claims in the Bullfrog area.

On January 29, 2018 the Company purchased two patented claims, thereby eliminating minor constraints to expand the Bullfrog pit to the north.

We will need to raise additional funding though financing transactions, which may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Such additional financing may not be available on terms acceptable to us, or at all. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

If we are unable to raise additional financing, we may have to substantially reduce or cease operations.

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

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized, and a required payment of $15,000 was made in 2017 to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	76	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	66	Chairman
Kjeld Thygesen	70	Director

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

African Selection Trust (Selection Trust London), Mining Research. 1970 - 1972.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during the year ended December 31, 2017 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner, except that a Form 4 was filed late by David Beling, resulting in two transactions not being reported on a timely basis, a Form 4 was filed late by Kjeld Thygesen, resulting in two transactions not being reported on a timely basis, and two Form 4 were filed late, one of which was subsequently amended by Alan Lindsay, resulting in three transaction not being reported on a timely basis.

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

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2017 but did take action by unanimous written consent in lieu of meetings on occasion.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2017	$100,000	--	$27,200	$258,419	--	--	--	$385,619
	2016	$100,000	--	--	--	--	--	--	$100,000

* Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards At Year End December 31, 2017

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
David Beling	1,775,000	--	$0.025	03/30/2025	--
David Beling	2,000,000	--	$0.136	12/01/2027	--

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

Director Compensation

We have not adopted compensation arrangements for members of our Board of Directors. During the year ended December 31, 2017, none of our directors received cash compensation for serving on our Board of Directors.  However, on December 1, 2017, the Company approved a stock compensation distribution to David Beling, CEO and President, Alan Lindsay, Board Chairman and Kjeld Thygesen, Board Member for year-end bonus and board membership contributions.  There was a total of 200,000 shares awarded to Mr. Beling, 300,000 shares awarded to Mr. Lindsay and 200,000 shares awarded to Mr. Thygesen with the fair market value of $0.136 per share determined by the closing price of the Company’s common stock as of December 1, 2017.

In addition to the stock compensation, the Board approved distribution of stock options to David Beling, CEO and President, Alan Lindsay, Board Chairman, Kjeld Thygesen, Board Member. There were a total of 2,000,000 options awarded to Mr. Beling, 1,500,000 options awarded to Mr. Lindsay and 1,000,000 options awarded to Mr. Thygesen with an exercise price of $0.136 per share determined by the closing price of the Company’s common stock as of December 1, 2017.

The shares and options are 100% percent vested as of the grant date.  There are no plans to register the shares and therefore will be subject to 144 stock restrictions.

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

As of the approximate date of this filing we had 102,607,096 shares of common stock outstanding.

Name and Address	Shares Owned	Percentage

David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	31,262,204	29.4
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	10,073,859	9.5
Kjeld Thygesen (3) No. 7 Hudson House Hortensia Road London, SW 10 0QR	1,500,000	1.4
Michael Bayback 2110 Drew Street, Suite 200 Clearwater, FL 33765	6,217,180	6.1
Eros Resources Corp. (4)	13,500,000	13.2

All executive officers and directors as a group (3 persons)	42,836,063	38.7

(1)

Includes the following:

•

2,200,000 shares of common stock held by the Beling Family Trust of which David Beling is the trustee and has voting and dispositive power

•

25,287,204 shares of common stock held by David Beling

•

shares underlying options to purchase 2,000,000 shares of common stock at $.136 per share

•

shares underlying options to purchase 1,775,000 shares of common stock at $.025 per share

(2)

Includes the following:

•

shares underlying options to purchase 1,415,000 shares of common stock at $.025 per share

•

shares underlying options to purchase 1,500,000 shares of common stock at $.136 per share

•

shares underlying 375,000 warrants to purchase shares of common stock at $.15 per share

•

6,783,859 shares of common stock which includes 151,874 shares of common stock held by Mr. Lindsay’s wife.

(3)

Includes the following:

•

shares underlying options to purchase 1,000,000 shares of common stock at $.136 per share

•

500,000 shares of common stock held by Mr. Thygesen

(4)

Includes the following:

•

shares underlying warrants to purchase 6,750,000 shares of common stock at $.15 per share

•

6,750,000 shares of common stock held by Eros

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

On December 1, 2017, the Board of Directors of the Company approved a stock and option distribution to David Beling, CEO and President.  The Company issued a total of 200,000 shares of common stock, and 2,000,000 options awarded to Mr. Beling at a price of $0.136 per share.

On February 2, 2016, the Board of Directors of the Company approved a stock compensation distribution to David Beling, CEO and President, as full payment of his salary from June 2014 through December 2015.  The Company issued total of 24,687,204 shares of common stock to Mr. Beling on February 12, 2016 at a price of $0.01411 per share.

Pursuant to Mr. Beling’s employment contract with the Company, the Company will reimburse Mr. Beling $600 per month for space used for the Company’s current principal executive office.

As of December 31, 2017, the Company has a related party payable with David Beling, CEO and President, of $449,632.  This amount consists of $199,042 of expense reports plus interest of $74,580 and salary of $150,000 plus interest of $26,010 at a rate of 1% per month.

Director Independence

We currently have three directors serving on our Board of Directors, Mr. David Beling, Mr. Kjeld Thygesen and Mr. Alan Lindsay. We are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NYSE American, Mr. Thygesen and Mr. Lindsay would be considered independent directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2017 and 2016, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $31,560 and $27,500, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2017 and 2016, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2017 and 2016, there was approximately $5,000 and $5,000, respectively billed to us by our principal accountant for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2017 and 2016, there were no fees billed to us by our principal accountant for services other than services described above.

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

PART IV

ITEM 15. EXHIBITS

(a) (1)(2)

Financial Statements: See index to financial statements and supporting schedules.

(a) (3)

Exhibits:

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(7)	Certificate of Amendment to Certificate of Incorporation
3.3	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation
3.4	(8)	Certificate of Designation of Series B Preferred Stock
3.5	(2)	Amended and Restated Bylaws
10.1	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.2	(1)	Stock Purchase Agreement (Split-off)
10.3	(3)	Form of Directors and Officers Indemnification Agreement
10.4	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.5	(3)	Form of 2011 Incentive Stock Option Agreement
10.6	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.7	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.8	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.9	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.11	(1)	Employment Agreement between the Company and Mr. David Beling
10.12	(1)	Consulting Agreement between the Company and Clive Bailey
10.14	(5)	Option Agreement dated March 23, 2015
10.15	(6)	Form of Subscription Agreement
10.16	(9)	Form of Subscription Agreement
10.17	(9)	Form of Warrant
10.18	(10)	2017 Equity Incentive Plan
14.1	(4)	Code of Ethics
21	(3)	List of Subsidiaries
31.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins		XBRL Instance Document
101.sch		XBRL Taxonomy Schema Document
101.cal		XBRL Taxonomy Calculation Document
101.def		XBRL Taxonomy Linkbase Document
101.lab		XBRL Taxonomy Label Linkbase Document
101.pre		XBRL Taxonomy Presentation Linkbase Document

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

(6)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 22, 2015

(7)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 27, 2017

(8)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 20, 2012.

(9)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 24, 2017.

(10)

Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 4, 2017

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2018	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	March 28, 2018
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	March 28, 2018
ALAN LINDSAY

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Bullfrog Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiaries ("the Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses since inception and has an accumulated deficit of approximately $9,534,000 as of December 31, 2017.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We have served as the Company's auditor since 2011.

Seattle, Washington

March 28, 2018

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

Assets	12/31/17	12/31/16

Current assets
Cash	$299,048	$2,229
Deposits	4,273	10,682
Total current assets	303,321	12,911

Other assets
Mineral properties	160,425	145,425

Total assets	$463,746	$158,336

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$14,926	$27,871
Related party payable	449,632	369,334

Total liabilities	464,558	397,205

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock Series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 12/31/17 and 12/31/16	0	0
Preferred stock Series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 and 29,562,500 issued and outstanding as of 12/31/17 and 12/31/16, respectively	3,018	2,956
Common stock, 750,000,000 shares authorized, $ .0001 par value; 102,607,096 and 90,232,096 shares issued and outstanding as of 12/31/17 and 12/31/16, respectively	10,261	9,023
Additional paid in capital	9,520,187	7,754,238
Accumulated deficit	(9,534,278)	(8,005,086)

Total stockholders' equity (deficit)	(812)	(238,869)

Total liabilities and stockholders' equity (deficit)	$463,746	$158,336

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

	Years Ended
	12/31/17	12/31/16

Revenue	$0	$0

Operating expenses
General and administrative	1,240,278	498,716
Exploration, evaluation and project expense	209,255	0
Property lease expense	26,000	0

Total operating expenses	1,475,533	498,716

Net operating loss	(1,475,533)	(498,716)

Gain on extinguishment of debt	0	2,523,813
Loss on asset abandonment	0	(164,850)
Interest expense	(53,659)	(165,049)

Net income (loss)	$(1,529,192)	$1,695,198

Weighted average common shares outstanding - basic	97,879,014	81,529,274

Weighted average common shares outstanding - diluted	97,879,014	89,803,232

Income (loss) per common share - basic	$(0.02)	$0.02

Income (loss) per common share - diluted	$(0.02)	$0.02

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2017 and 2016

	Series B
	Preferred		Common
	Stock	Series B	Stock		Additional		Total
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	400,000	$40	52,774,892	$5,277	$6,449,275	$(9,700,284)	$(3,245,692)

Issuance of common stock to payoff related party payable, March 2016			24,687,204	2,469	345,868		348,337
Conversion of preferred to common stock, May 2016	(400,000)	(40)	400,000	40			0
Issuance of common stock to payoff mineral claim purchase option, May 2016			270,000	27	14,823		14,850
Issuance of common stock to payoff note payable, June 2016			1,000,000	100	69,900		70,000
Issuance of preferred stock in private placement, June 2016	11,000,000	1,100			163,900		165,000
Issuance of common stock in private placement, June 2016			7,666,667	767	114,233		115,000
Issuance of common stock in private placement, August 2016			500,000	50	31,950		32,000
Issuance of common stock to payoff related party note payable, July 2016	18,562,500	1,856			276,582		278,438
Issuance of common stock for services, August 2016			2,500,000	250	224,750		225,000
Issuance of common stock for services, September 2016			133,333	13	11,987		12,000
Stock-based compensation, October 2016			300,000	30	50,970		51,000
Net income for the year						1,695,198	1,695,198

Balance, December 31, 2016	29,562,500	$2,956	90,232,096	$9,023	$7,754,238	$(8,005,086)	$(238,869)

Issuance of common stock for services, January 2017			2,000,000	200	199,800		200,000
Issuance of common & preferred stock and warrants in private placement, May 2017	625,000	62	9,575,000	958	814,980		816,000
Issuance of common stock for services, June 2017			100,000	10	9,990		10,000
Issuance of common stock for services, December 2017			700,000	70	95,130		95,200
Issuance of common stock options for services, December 2017					646,049		646,049
Net loss for the year						(1,529,192)	(1,529,192)

Balance, December 31, 2017	30,187,500	$3,018	102,607,096	$10,261	$9,520,187	$(9,534,278)	$(812)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	Years Ended
	12/31/17	12/31/16

Cash flows from operating activities
Net income (loss)	$(1,529,192)	$1,695,198
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on extinguishment of debt	0	(2,523,813)
Interest capitalized to note payable	0	114,751
Loss on asset abandonment	0	164,850
Stock/options issued as payment for services	951,249	288,000
Amortization of deferred financing fees	0	3,666
Change in operating assets and liabilities:
Accounts payable	(12,945)	4,383
Related party payable	110,298	229,904
Accrued interest	0	12,597
Other liabilities	0	(25,331)

Net cash used in operating activities	(480,590)	(35,795)

Cash flows from investing activity
Acquisition of mineral properties	(15,000)	(25,000)
Refund of deposits on mineral properties	6,409

Net cash used in investing activities	(8,591)	(25,000)

Cash flows from financing activities
Proceeds from private placement of preferred and common stock	786,000	312,000
Payoff of note payable	0	(250,000)

Net cash provided by financing activities	786,000	62,000

Net increase in cash	296,819	1,205

Cash, beginning of period	2,229	1,024

Cash, end of period	$299,048	$2,229

Supplemental disclosure of cash flow information
Stock issued to debt conversion - related party payable	$0	$278,438
Stock issued for lease payment	$0	$14,850
Stock issued to payoff note payable	$0	$70,000
Stock issued to payoff related party payable	$0	$348,337
Stock and warrants issued to payoff related party payable	$30,000	$0

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,534,000 as of December 31, 2017.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.  This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company has no operating revenues and does not expect to in 2018. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2017, the Company’s cash balance was approximately $300,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized, and a required payment of $15,000 was made in 2017 to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

On July 24, 2017 the Company leased 24 patented claims from Lunar Landing LLC

During 2017 the Company also staked and recorded 88 unpatented mining claims in the Bullfrog area.

On January 29, 2018 the Company purchased two patented claims for $10,000, thereby eliminating minor constraints to expand the Bullfrog pit to the north.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and accounts & related party payable.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2017 or 2016. The periods ended December 31, 2017, 2016, 2015 and 2014 are open to examination by taxing authorities.

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

The estimated fair value of each stock option as of the date of grant was calculated using the Black-Scholes pricing model. The Company estimates the volatility of its common stock at the date of grant based on Company stock price history.  The Company determines the expected life based on the simplified method given that its own historical share option exercise experience does not provide a reasonable basis for estimating expected term. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The shares of common stock subject to the stock-based compensation plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such number of shares of common stock are reserved for such purpose.

On December 1, 2017 we granted options to purchase 5,000,000 shares of our common stock of the 13,800,000 shares of common stock under our 2017 Equity Incentive Plan.

Net Income (Loss) per Common Share

The following is a computation of basic and diluted earnings per share for the years ended:

	12/31/17	12/31/16
Basic and Diluted Earnings (Loss) per Common Share
Net income (loss)	$(1,529,192)	$1,695,198
Basic weighted average shares outstanding	$97,879,014	$81,529,274
Dilutive effect of common stock equivalents	$--	$8,273,958
Diluted weighted average common shares outstanding	97,879,014	89,803,232
Basic Earnings (Loss) Per Common Share	$(0.02)	$0.02
Diluted Earnings (Loss) Per Common Share	$(0.02)	$0.02

For periods where the Company has a net loss, such as 2017, all common stock equivalents (options, warrants and convertible preferred stock) are excluded as they would be anti-dilutive.

For the year ended December 31, 2016, 11,000,000 and 18,562,500 of preferred shares issued in July 2016 and August 2016 respectively were included in the computation of diluted shares. 4,500,000 of stock options were included in the computation for the year ended December 31, 2016.  2,068,060 of warrants were not included in the diluted weighted average shares calculation because they were “out-of-the money” for the twelve month period ending December 31, 2016.

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

The ASU applies to issuers of financial instruments with down-round features. It amends (1) the classification of such instruments as liabilities or equity by revising the guidance in ASC 815 on the evaluation of whether instruments or embedded features with down-round provisions must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of the value transferred upon the trigger of a down-round feature for equity-classified instruments by revising ASC 260.  The Company does not currently have any financial instruments with a down-round feature but has historically issued warrants with a down-round feature.  Therefore, there is no impact on the financial statements.  The Company will adopt this policy in 2018 if financial instruments are issued with this feature.

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

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

On June 30, 2016, the Company has settled all debts and obligations with respect to a December 12, 2012 Facility Agreement with RMB Australia Holdings Limited (RMB). The principal and interest due RMB under the Agreement as of June 30, 2016 was $2,843,813.   Components of the payout were $250,000 of cash paid to RMB on June 30, 2016, which was raised from recent private placements, and issuance of one million shares of BFGC common stock on July 5, 2016 valued at $70,000.  The Company realized a gain on extinguishment of debt of $2,523,813.

Effective June 30, 2016, the Company sold an aggregate of 18,666,667 shares (11,000,000 series B preferred shares and 7,666,667 common shares) with gross proceeds to the Company of $280,000 to certain accredited investors pursuant to a stock agreement.

On August 1, 2016, the Company issued 18,562,500 series B preferred shares to NPX Metals.  See Note 3 for additional discussion.

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

On October 4, 2016, the Company issued Kjeld Thygesen, the Company’s newly appointed independent Director, 300,000 common shares.

On January 25, 2017, the Company issued 2,000,000 shares of common stock at $0.10 per share for consulting services performed in 2017 valued at $200,000.

On May 23, 2017, the Company sold an aggregate of 10,200,000 shares (the “Units”) (9,575,000 common shares and 625,000 series B preferred shares) with gross proceeds to the Company of $816,000 ($30,000 payoff for related party payable and $786,000 cash) to certain accredited investors pursuant to a subscription agreement. The Company is using the proceeds from this offering primarily for general corporate purposes.  Each Unit was sold for a purchase price of $0.08 per Unit and consisted of: (i) one share of the Company’s common stock or preferred stock and (ii) a two-year warrant to purchase one hundred (100%) percent of the number of shares of either common stock or preferred stock purchased at an exercise price of $0.15 per share.  The warrants contains limitations on the holder’s ability to exercise the warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The warrants were evaluated for purposes of classification between liability and equity.  The warrants do not contain features that would require a liability classification and are therefore considered equity.  The Black Scholes pricing model was used to estimate the fair value of $528,448 of the Warrants with the following inputs:

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

On December 4, 2017, the Company issued 700,000 shares at $0.136 of common stock valued at $95,200 and 5,000,000 options with and exercise price of $0.136 valued at $646,000 for executive, director and consulting services.

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

In October 2012, the Board of Directors designated 5,000,000 shares of its Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors amended the total Series B Preferred Stock designated to 45,000,000.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock. For a period of 24 months from the issue date, the holder of Series B Preferred Stock is entitled to price protection as determined in the subscription agreement. The Company has evaluated this embedded lower price issuance feature in accordance with ASC 815 and determined that is clearly and closely related to the host contract and is therefore accounted for as an equity instrument.

As of December 31, 2017, the Company had outstanding 30,187,500 series B preferred shares.

Common Stock Options

On September 30, 2011, the Board of Directors and stockholders adopted the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. The Company has reserved 4,500,000 shares of common for issuance under the 2011 Plan.

There were a total of 4,500,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”).  These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2015.

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

On December 1, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). Under the 2017 Plan, options may be granted which are intended to qualify as Incentive Stock Options (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. The Company has reserved 13,800,000 shares of common for issuance under the 2017 Plan.

There were a total of 5,000,000 options granted from the 2017 Plan in December 2017 (the “December 2017 Options”).  These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2017.

A summary of the December 2017 Options is presented below:

December 2017 Options	Options	Strike Price	Term
Officer	2,000,000	$0.136	10 years
Director	1,500,000	$0.136	10 years
Director	1,000,000	$0.136	10 years
Consultant	500,000	$0.136	10 years
TOTAL	5,000,000

The Black Scholes option pricing model was used to estimate the aggregate fair value of $646,049 of the December 2017 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
5,000,000	$0.136	6 years	157.6%	2.37%	$646,049

A summary of the stock options as of December 31, 2017 and 2016 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,500,000	$0.025	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2016	4,500,000	$0.025	8.25	-
Granted	5,000,000	$0.136	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2017	9,500,000	$0.083	8.70	$292,500
Options exercisable at December 31, 2017	9,500,000	$0.083	8.70	$292,500

Total outstanding warrants as of December 31, 2017 were 10,420,000 with an exercise price of $0.15 per share and expiration of May 2019.

NOTE 3 - NOTES AND RELATED PARTY PAYABLE

RMB Facility

On December 10, 2012 (the “Facility Closing Date”), the Company entered into the Facility with RMB, as the lender, in the amount of $4,200,000. The loan proceeds from the Facility were used to fund an agreed work program relating to the Newsboy gold project located in Arizona and for agreed general corporate purposes. Standard Gold, the Company’s wholly owned subsidiary is the borrower under the Facility and the Company is the guarantor of Standard Gold’s obligations under the Facility. Standard Gold paid an arrangement fee of 7% of the Facility amount due upon the first draw down of the Facility. The Facility funds were available to drawdown until March 31, 2014 with the final repayment date due 24 months after the Facility Closing Date, which was December 10, 2014. The Facility bears interest at the rate of LIBOR plus 7% with interest payable quarterly in cash.

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

NPX Convertible Note

On April 25, 2014 (“NPX Closing Date”), the Company entered into a Securities Purchase Agreement for an unsecured 12.5% convertible promissory note (the “NPX Note”) with NPX Metals, Inc (“NPX”), as the lender, in the amount of $220,000. The NPX Note proceeds were used to fund the Klondike Project and for general corporate purposes. The Company paid an arrangement fee of 10% of the NPX Note and issued 220,000 warrants to purchase one full share at a price of $0.35 within three years from the NPX Closing Date. The Note principal and unpaid accrued interest were due and payable 24 months from the NPX Closing Date. The president of NPX is Johnathan Lindsay, the son of the chairman of the board of the Company Alan Lindsay.  During the term of the NPX Note, NPX could elect by giving five days to convert their NPX Note and any accrued but unpaid interest thereon, into shares of the Company’s common shares at a conversion price equal to $0.25 per common share. Additionally, for each common share purchased there will be a three year warrant to purchase one hundred percent of the number of shares purchased at a per share exercise price of $0.35.

On July 25, 2016, the Company has settled all debts and obligations with respect to the NPX Note. The principal and interest due NPX under the Note as of July 25, 2016 was $278,438.   As settlement of the Note the Company issued NPX 18,562,500 shares of Series B Preferred Stock on August 1, 2016.  As a result of NPX being a related party, zero gain was realized on settlement.

The ability of NPX to exercise the warrants is not contingent upon the conversion of the NPX Note and, accordingly, we determined that the warrant was “detachable” from the NPX Note. The estimated fair value of the warrant was calculated on the date of issuance using the Black-Scholes pricing model, however we concluded the estimated fair value of the warrant was not material and does not require separate accounting treatment. The warrant also contains a provision that the warrant will be adjusted under certain conditions in the event future warrants are issued with more favorable terms.

Related Party

As of December 31, 2017, and 2016, the Company has a related party payable with David Beling, CEO and President, of $449,632 and $369,339, respectively.  This amount at 12/31/17 consists of $199,042 of expense reports plus interest of $74,580 and salary of $150,000 plus interest of $26,010 at a rate of 1% per month.

NOTE 4 - COMMITMENTS

On March 23, 2015 (“effective date”), RMM entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the Option to earn a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog that RMM intends to exercise the Option at the Closing (“Closing” means the date to be mutually agreed upon between the parties).  At the Closing, Bullfrog Gold Corp. must transfer to Barrick Gold Corporation 3,230,000 shares of the common stock of Bullfrog Gold Corp.  The closing has not yet occurred and there is no obligation to issue the shares unless the Company exercises the Option.  These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit, no payment is due Barrick Bullfrog for this.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below.  As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates this Agreement before the end of the year of with the expenditure shortfall. If a Party fails to keep or perform any covenant or condition of this Agreement to be kept or performed by that Party, the other Party may give written notice to first Party specifying such default. If Company does not, within 15 days after it has received notice of default with respect to the Share Delivery, or any Party within 30 days after it has received notice of any other default, cure the default, the Party issuing the notice of default may terminate this Agreement by delivering to the other Party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of December 31, 2017, have been satisfactorily met with the management of the Properties.  The Company does not have a management fee policy for projects, however, it does track time spent per project.  This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar hereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default, or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate this Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with this Lease. RMM paid Lunar $26,000 on the Effective Date and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2018-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

On October 29, 2014 (“effective date”), RMM entered into an Option Agreement (the “Mojave Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone (M-S) pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, save and except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which he Company has paid $40,000 as of 12/31/17.  Future payments due as follows:

Due Date	Amount
October 2018	$20,000
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

The Company shall expend no less than $100,000 per year and a total sum of $500,000 as a minimum work commitment for the benefit of the Mojave Property, which shall also include work performed within one-half mile of the Property boundary, prior to the 5th anniversary of the Effective Date.  The work commitment has been met as of 12/31/17.

NOTE 5 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016
Federal statutory income tax rate on net income (loss)	(35.0%)	35.0%
Change in valuation allowance	(35.5%)	(35.0%)
Tax rate change	70.5%	-
Effective tax rate	-	-

The components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Federal and state net operating loss carryovers	$1,389,902	$2,006,173
Mineral property	42,983	90,368
Stock compensation	152,060	27,316
Accrued expenses	31,500	35,000
Total deferred tax asset	$1,616,444	$2,158,857
Net deferred tax asset	1,616,444	2,158,857
Less: valuation allowance	(1,616,444)	(2,158,857)

Deferred tax asset	$-0-	$-0-

The Company has approximately a $6,600,000 net operating loss carryover as of December 31, 2017. The net operating loss may offset against taxable income through the year ended December 31, 2037. A portion of the net operating loss carryover begins expiring in 2030 through 2037 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2017 and 2016, as the likelihood of the realization of the tax benefits cannot be determined. The valuation allowance decreased by $542,412 and by $593,319 for the years ended December 31, 2017 and 2016, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado.  Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

On December 22, 2017, "H.R.1", known as the "Tax Cuts and Jobs Act", was signed into law in the United States. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company revalued its net deferred tax asset at the new lower tax rate. The Company has reduced the value of the deferred tax asset before valuation allowance by $1,077,629.