Form 10-Q
period 2018-03-31
Bullfrog Gold Corp.
filed 2018-05-15
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,607,096 shares of common stock, par value $0.0001, were outstanding on May 1, 2018.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

(unaudited)

Assets	3/31/18	12/31/17

Current assets
Cash	$147,397	$299,048
Other current assets	33,761	4,273
Total current assets	181,158	303,321

Mineral properties	170,425	160,425

Total assets	$351,583	$463,746

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$15,897	$14,926
Related party payable	463,256	449,632
Total current liabilities	479,153	464,558

Total liabilities	479,153	464,558

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock Series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 3/31/18 and 12/31/17	0	0
Preferred stock Series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 issued and outstanding as of 3/31/18 and 12/31/17	3,018	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 102,607,096 shares issued and outstanding as of 3/31/18 and 12/31/17	10,261	10,261
Additional paid in capital	9,520,187	9,520,187
Accumulated deficit	(9,661,036)	(9,534,278)

Total stockholders' equity (deficit)	(127,570)	(812)

Total liabilities and stockholders' equity (deficit)	$351,583	$463,746

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	Three Months Ended
	3/31/18	3/31/17

Revenue	$0	$0

Operating expenses
General and administrative	72,726	276,411
Exploration, evaluation and project expense	40,407	0
Total operating expenses	113,133	276,411

Net operating loss	(113,133)	(276,411)

Interest expense	(13,624)	(10,661)
Net loss	$(126,757)	$(287,072)

Weighted average common shares outstanding - basic and diluted	102,607,096	91,676,540

Loss per common share - basic and diluted	$(0)	$(0)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	Three Months Ended
	3/31/18	3/31/17

Cash flows from operating activities
Net loss	$(126,757)	$(287,072)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	0	200,000
Change in operating assets and liabilities:
Other assets	(29,488)	0
Accounts payable	970	11,430
Related party payable	13,624	56,602

Net cash used in operating activities	(141,651)	(19,040)

Cash flows from investing activity
Acquisition of mineral properties	(10,000)	0

Cash flows from financing activity
Proceeds for future private placement of common stock	0	50,000

Net increase (decrease) in cash	(151,651)	30,960

Cash, beginning of period	299,048	2,229

Cash, end of period	$147,397	$33,189

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on State lands, private lands and Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 4,330 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2017 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,661,000 as of March 31, 2018.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth. This raises substantial doubt about the Company's ability to continue as a going concern within one year of the issuance of these consolidated financial statements.

The Company has no operating revenues and does not expect to in 2018. In the event that the Company is unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due. To continue as a going concern, the Company will need to raise additional capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2018, the Company’s cash balance was approximately $147,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized.

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

The Company does not have any assets or liabilities measured at fair value.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and accounts and related party payables.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2018 and December 31, 2017. The periods ended December 31, 2017, 2016, 2015 and 2014 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three months ended March 31, 2018 and 2017. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	3/31/18	3/31/17
Stock options	9,500,000	4,500,000
Warrants	10,200,000	220,000
Preferred stock	30,187,500	29,562,500

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

Our business is exploring for gold and other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to make any money from them unless the gold or other minerals are actually mined or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of our potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. We may choose to not be insured against this risk because of high insurance costs or other reasons.

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

As of March 31, 2018, the Company had outstanding 30,187,500 series B preferred shares.

Common Stock Options

A summary of the stock options as of March 31, 2018 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	4,500,000	$0.025	8.25	-
Granted	5,000,000	$0.136	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at March 31, 2018	9,500,000	$0.083	8.45	$337,500
Options exercisable at March 31, 2018	9,500,000	$0.083	8.45	$337,500

Total outstanding warrants as of March 31, 2018 were 10,200,000 with an exercise price of $0.15 per share and expiration of May 2019.

NOTE 3 - RELATED PARTY

As of March 31, 2018, and December 31, 2017, the Company has a related party payable with David Beling, CEO and President, of $463,256 and $449,632, respectively.  This amount at 3/31/18 consists of $199,042 of expense reports plus interest of $82,871 and salary of $150,000 plus interest of $31,343 at a rate of 1% per month.

NOTE 4 - COMMITMENTS

On March 23, 2015, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the Option to earn a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog that RMM intends to exercise the Option at the Closing (“Closing” means the date to be mutually agreed upon between the parties).  At the Closing, Bullfrog Gold Corp. must transfer to Barrick Gold Corporation 3,230,000 shares of the common stock of Bullfrog Gold Corp.  The closing has not yet occurred and there is no obligation to issue the shares unless the Company exercises the Option.  These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit, no payment is due Barrick Bullfrog for this.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the Effective Date per the schedule below.  As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year of with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may give written notice to first party specifying such default. If Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of March 31, 2018, have been satisfactorily met with the management of the Properties.  The Company does not have a management fee policy for projects, however, it does track time spent per project.  This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default, or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM paid Lunar $26,000 on the effective date and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2018-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

On October 29, 2014, RMM entered into an Option Agreement (the “Mojave Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone (M-S) pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, save and except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which he Company has paid $40,000 as of March 31, 2018.  Future payments due as follows:

Due Date	Amount
October 2018	$20,000
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

The Company shall expend no less than $100,000 per year and a total sum of $500,000 as a minimum work commitment for the benefit of the Mojave Property, which shall also include work performed within one-half mile of the Property boundary, prior to the 5th anniversary of the effective date.  The work commitment has been met as of March 31, 2018.

The only commitment on the two patents purchased in January 2018 are annual tax payments of approximately $140.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements". Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 28, 2018.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2018 compared with the three months ended March 31, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Bullfrog Gold Corp., and depending on the context, its subsidiaries.

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

Note: The land constraints to extend the Bullfrog pit to the north have since been removed.

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

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of measured and indicated resources grading 0.70 g/t are within this base case pit. With respect to the Bullfrog pit slope layback constraints, all the lands to remove such constraints have now been acquired.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to March 31, 2017

	Three Months Ended
	3/31/18	3/31/17

Revenue	$0	$0

Operating expenses
General and administrative	72,726	276,411
Exploration, evaluation and project expense	40,407	0
Total operating expenses	113,133	276,411

Net operating loss	(113,133)	(276,411)

Interest expense	(13,624)	(10,661)
Net loss	$(126,757)	$(287,072)

We are still in the exploration stage and have no revenues to date.

The decrease in general and administrative expense during the three months ended March 31, 2018 was due primarily to $200,000 of common stock that was issued for consulting services in 2017, no such consulting services were incurred in 2018.

Exploration, evaluation and project expense costs included professional consulting services and fees for approximately $40,000.

Liquidity and Capital Resources

To continue as a going concern, the Company will need to raise additional funds and attain profitable operations. The Company has no committed sources of capital and additional funding may not be available on terms acceptable to the Company, or at all.

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

On May 23, 2017, the Company sold an aggregate of 10,200,000 shares (the “Units”) (9,575,000 common shares and 625,000 series B preferred shares) with gross proceeds to the Company of $816,000 (consisting of $30,000 payoff for related party payable and $786,000 in cash) from certain accredited investors pursuant to a subscription agreement.

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

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

This information is not required because we are a smaller reporting company.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018 our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the quarterly period ending March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the quarterly period ending March 31, 2018, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Date: May 15, 2018	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)