Form 10-Q
period 2018-06-30
Bullfrog Gold Corp.
filed 2018-07-31
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,607,096 shares of common stock, par value $0.0001, were outstanding on July 20, 2018.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

(unaudited)

	6/30/18	12/31/17
Assets

Current assets
Cash	$82,279	$299,048
Other current assets	17,144	4,273
Total current assets	99,423	303,321

Mineral properties	170,425	160,425

Total assets	$269,848	$463,746

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$11,333	$14,926
Related party payable	477,294	449,632
Total current liabilities	488,627	464,558

Total liabilities	488,627	464,558

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 6/30/18 and 12/31/17	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 issued and outstanding as of 6/30/18 and 12/31/17	3,018	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 102,607,096 shares issued and outstanding as of 6/30/18 and 12/31/17	10,261	10,261
Additional paid in capital	9,520,187	9,520,187
Accumulated deficit	(9,752,245)	(9,534,278)

Total stockholders' equity (deficit)	(218,779)	(812)

Total liabilities and stockholders' equity (deficit)	$269,848	$463,746

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/18	6/30/17	6/30/18	6/30/17

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	51,093	99,285	123,819	375,696
Exploration, evaluation and project expense	26,079	53,984	66,486	53,984

Total operating expenses	77,172	153,269	190,305	429,680

Net operating loss	(77,172)	(153,269)	(190,305)	(429,680)

Interest expense	(14,037)	(16,855)	(27,661)	(27,516)

Net loss	$(91,209)	$(170,124)	$(217,966)	$(457,196)

Weighted average common shares outstanding - basic	102,607,096	96,169,596	102,607,096	93,934,179

Weighted average common shares outstanding - diluted	102,607,096	96,169,596	102,607,096	93,934,179

Loss per common share - basic	$0	$0	$0	$0

Loss per common share - diluted	$0	$0	$0	$0

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	Six Months Ended
	6/30/18	6/30/17

Cash flows from operating activities
Net loss	$(217,966)	$(457,196)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	0	210,000
Change in operating assets and liabilities:
Other current assets	(12,871)	0
Accounts payable	(3,594)	(7,107)
Related party payable	27,662	92,747

Net cash used in operating activities	(206,769)	(161,556)

Cash flows from investing activity
Acquisition of mineral properties	(10,000)	0

Cash flows from financing activity
Proceeds from private placement of stock	0	786,000

Net increase (decrease) in cash	(216,769)	624,444

Cash, beginning of period	299,048	2,229

Cash, end of period	$82,279	$626,673

Supplemental disclosure of cash flow information
Stock and warrants issued to payoff related party payable	$0	$30,000

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights Federal patented and unpatented mining claims in the state of Nevada for exploration and potential development of gold, silver and other metals on a total of approximately 4,330 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2017 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,752,000 as of June 30, 2018.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.  This raises substantial doubt about the Company's ability to continue as a going concern within one year of the issuance of these consolidated financial statements.

The Company has no operating revenues and does not expect to in 2018. If the Company is unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due. To continue as a going concern, the Company will need to raise additional capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2018, the Company’s cash balance was approximately $82,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2018 and December 31, 2017. The periods ended December 31, 2017, 2016, 2015 and 2014 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three and six months ended June 30, 2018 and 2017. As such, the Company excluded the following from the net loss per common share calculation as the effect would be anti-dilutive:

	6/30/18	6/30/17
Stock options	9,500,000	4,500,000
Warrants	10,200,000	10,200,000
Preferred stock	30,187,500	30,187,500

Risks and Uncertainties

Since our formation, we have not generated any revenues. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to generate revenue or attain profitability.

Natural resource exploration, and exploring for gold, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

Our business is exploring for gold and other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to make any money from such discoveries unless the gold or other minerals are actually mined, or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of our potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays more than those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. We may choose to not be insured against this risk because of high insurance costs or other reasons.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07 Compensation-Stock Compensation (Topic 718) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees.

The areas for simplification in ASU 2018-07 involve several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees and aligning it with the accounting for share-based payments to employees, with certain exceptions.

ASU 2018-07 retains the current non-employee awards cost attribution (i.e., recognition) guidance, to recognize compensation cost for non-employee awards in the same period and in the same manner they would if they paid cash for the goods or services but moves the guidance to ASC 718. As a result, if the non-employee provides goods or services at a point in time, the timing of recognition for non-employee awards will continue to differ from the timing of recognition for employee awards (recognized ratably over the service period).

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The amendment would not have an effect on these consolidated financial statements.

Reclassifications

Certain items in the 2017 consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 - STOCKHOLDER’S EQUITY

Convertible Preferred Stock

In August 2011, the Board of Directors designated 5,000,000 shares of Preferred Stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series A Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of the conversion, the holder of such shares would beneficially own more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock. The holders of the Company’s Series A Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

In October 2012, the Board of Directors designated 5,000,000 shares of Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors increased the total Series B Preferred Stock designated to 45,000,000.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares would beneficially own more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock. For a period of 24 months from the issue date, the holder of Series B Preferred Stock is entitled to price protection as determined in the subscription agreement. The Company has evaluated this embedded lower price issuance feature in accordance with ASC 815 and determined that is clearly and closely related to the host contract and is therefore accounted for as an equity instrument.

As of June 30, 2018, the Company had outstanding 30,187,500 series B preferred shares.

Common Stock Options

A summary of the stock options as of June 30, 2018 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	4,500,000	$0.025	8.25	-
Granted	5,000,000	$0.136	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at June 30, 2018	9,500,000	$0.083	8.20	$337,500
Options exercisable at June 30, 2018	9,500,000	$0.083	8.20	$337,500

Total outstanding warrants as of June 30, 2018 were 10,200,000 with an exercise price of $0.15 per share and expiration of May 2019.

NOTE 3 - RELATED PARTY

As of June 30, 2018, and December 31, 2017, the Company has a related party payable with David Beling, CEO and President, of $477,294 and $449,632, respectively.  This amount at 6/30/18 consists of $199,042 of expense reports plus interest of $91,414 and salary of $150,000 plus interest of $36,838 at a rate of 1% per month.

NOTE 4 - COMMITMENTS

On March 23, 2015, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the Option to earn a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog that RMM intends to exercise the Option at the Closing (“Closing” means the date to be mutually agreed upon between the parties).  At the Closing, Bullfrog Gold Corp. must transfer to Barrick Gold Corporation 3,230,000 shares of the common stock of Bullfrog Gold Corp.  The closing has not yet occurred and there is no obligation to issue the shares unless the Company exercises the Option.  These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit, no payment is due to Barrick Bullfrog for this.

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the 5th anniversary of the effective date per the schedule below.  As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year of with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may give written notice to first party specifying such default. If Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of June 30, 2018, have been satisfactorily met with the management of the Properties.  The Company does not have a management fee policy for projects, however, it does track time spent per project.  This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM paid Lunar $26,000 on the effective date and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which he Company has paid $40,000 as of June 30, 2018.  Future payments due as follows:

Due Date	Amount
October 2018	$20,000
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

The Company shall expend no less than $100,000 per year and a total sum of $500,000 as a minimum work commitment for the benefit of the Mojave Property, which shall also include work performed within one-half mile of the Property boundary, prior to the 5th anniversary of the effective date.  The work commitment has been met as of June 30, 2018.

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

The Company also has access to Barrick’s substantial data base within a 1.5-mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick Properties, to exercise the option the Company must issue to Barrick 3.25 million shares of the Company’s common stock.  The Company will also provide a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

On July 24, 2017 the Company leased 24 patented claims from Lunar Landing LLC.

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

These results demonstrate that substantial amounts of gold occur in an exceptionally large epithermal system that has good potential for expansion and possibly higher grades at depth. Three of these intercepts are less than 75 meters below the existing pit. Two holes located 40 meters and 90 meters east of the 160-meter interval in hole #717 contained no significant mineralization at this depth, whereas the 29 meters of mineral in hole #733 is 60 meters west and the mineral zone is open to the north, south and west.

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

Starting in 2015, the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices. On June 27, 2017, an independent engineering firm issued a resource estimates on Company lands as summarized below:

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

Metallurgy

In February 2018 the Company collected an 1,800-pound random bulk sample in the north Bullfrog pit to conduct preliminary metallurgical testing using high pressure grinding rolls (HPGR’s) to compare leaching with conventional crushing equipment. HPGR’s can produce a much finer product with significantly more micro-fractures, thereby increasing leach recovery. Such tests have not previously conducted on the Project. This test work is in process and final results have not been completed by an independent metallurgical lab.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to June 30, 2017

	Three Months Ended
	6/30/18	6/30/17

Revenue	$0	$0

Operating expenses
General and administrative	51,093	99,285
Exploration, evaluation and project expense	26,079	53,984
Total operating expenses	77,172	153,269

Net operating loss	(77,172)	(153,269)

Interest expense	(14,037)	(16,855)

Net loss	$(91,209)	$(170,124)

Six Months Ended June 30, 2018 Compared to June 30, 2017

	Six Months Ended
	6/30/18	6/30/17

Revenue	$0	$0

Operating expenses
General and administrative	123,819	375,696
Exploration, evaluation and project expense	66,486	53,984
Total operating expenses	190,305	429,680

Net operating loss	(190,305)	(429,680)

Interest expense	(27,661)	(27,516)

Net loss	$(217,966)	$(457,196)

We are still in the exploration stage and have no revenues to date.

The decrease in general and administrative expense during the six months ended June 30, 2018 was due primarily to $200,000 of common stock that was issued for consulting services in 2017, no such consulting services were incurred in 2018.  Additional costs of approximately $30,000 for investor relations were incurred in the three months ended June 30, 2017 that were not incurred during the three months ended June 30, 2018.

Exploration, evaluation and project expense costs included professional consulting services and fees for approximately $26,000 and $66,000 during the three months and six months ended June 30, 2018, respectively compared to $54,000 for the three months ended June 30, 2017. The expense in 2017 was for the initial assessment of the Bullfrog Project, costing approximately $30,000.  The expense in 2018 continued the analysis and study of the project without the added expense of initial assessment as previously discussed.

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

Mineral property exploration costs are expensed as incurred until economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

This information is not required because we are a smaller reporting company.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.

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

With respect to the quarterly period ending June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending June 301, 2018, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: July 31, 2018	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)