Form 10-K/A
period 2017-12-31
Bullfrog Gold Corp.
filed 2018-09-21
CIK 1448597

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report for the period ended December 31, 2017 filed on March 28, 2018 (the “Original 10-K”) of Bullfrog Gold Corp. (the “Company”). The Company is filing this Amendment for the sole purpose of correcting the use of terms, specifically, the provisions in Industry Guide 7 preclude the use of any terms other than proven or probable reserves for disclosure in SEC documents. The Amendment removes resource disclosure. For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety as amended where necessary to reflect the Amendment.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 28, 2018. The Original 10-K has not been amended or updated to reflect events occurring after March 28, 2018, except as specifically set forth in this Amendment.

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

v

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

Starting in 2015, the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices. On August 9, 2017, an independent engineering firm issued estimates of mineralized materials totally contained on Company controlled lands, as summarized below:

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the Securities and Exchange Commission (“SEC”) Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any part of the Company’s deposits will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Input parameters used in the estimates are tabulated below:

Estimate Input Parameters

Parameter	Input	Unit
Mining Cost - M & W	2.25	$/t
Processing Cost	6.00	$/t
General & Admin.	1.60	$/t
Refining Sales	0.05	$/t
Sell Cost	10	$/tr oz
Gold Recovery	72%
Silver Recovery	20%
Gold Price (3-yr average)	1200	$/tr oz
Pit Slopes	45	degrees

Mineral estimates are in place, do not include recoveries from a proposed downstream heap leach/processing operation and are consistent with the policies and standards of Canadian National Instrument 43-101 (“NI 43-101”). On January 29, 2018 the Company purchased two patented claims, thereby eliminating the minor land constraints to expand the Bullfrog pit to the north.

The data base used for the estimates included 1,262 holes containing 155 miles of coring and drilling completed from 1983 through 1996 by Barrick and its predecessors. Assaying was performed by several accredited laboratories. Tetra Tech, Inc. (“Tetra Tech”) a recognized global provider of engineering, technical and construction management services with particular expertise in the mining sector, reviewed the data base in detail and found it to be of sufficient quality and quantity to estimate mineralized materials. A final NI 43-101 Technical Report is posted on the Company’s website.

The mineralized materials were estimated by the Golden, Colorado office of Tetra Tech. The estimates were prepared in accordance with requirements of NI 43-101 Standards of Disclosure for Mineral Projects. The technical work, analysis and findings were completed or directly supervised by Rex Bryan, PhD, who is as an independent "Qualified Person" as defined by NI 43-101. Mr. Bryan has also reviewed and approved the information in the June 27, 2017 news release.

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of mineralized materials grading 0.70 g/t are within this base case pit. With respect to pit slope layback constraints, the Company is in the process of consolidating all lands in the Bullfrog pit and from June through September 2017 has leased 24 patents and staked 88 mining claims to cover exploration targets and potential sites for leach pads and other project facilities.

For reference, the Company estimated in April 2016 a preliminary mineral inventory of 470,000 ounces grading 0.89 g/t using a nominal 0.3 g/t cutoff. In comparison, the mineralized materials of 624,000 ounces represents a 33% increase in gold ounces. As the existing pit slopes are up to 52 degrees and stable after 20 years of no mining, the 45-degree input by Tetra Tech is conservative and provides upside in final pit designs. It is also noted that Barrick terminated all mining by the end of 1998 and mill production in early 1999 when gold prices were less than $300 per ounce. However, economic margins for gold mining in general are now much better, particularly with the application of low-cost heap leaching methods. Barrick also used gold cut-off grades of 0.5 g/t in the pits and 3.0 g/t in the underground mine.

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

Our operating history consists of starting our preliminary exploration activities. We have no income-producing activities from mining or exploration. We have already lost money because of the expenses we have incurred in acquiring the rights to explore our properties and starting our preliminary exploration activities. Exploring for gold and other minerals is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold or other deposits on our properties. Because we are an exploration company, we may never achieve any meaningful revenue.

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

Natural resource exploration and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

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

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other minerals.

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

Bullfrog Gold Project

(1) Location

The central part of the Bullfrog Mining District lies approximately 4 miles west of the town of Beatty, which is in southwestern Nevada (Figure 1). Beatty lies 120miles northwest of Las Vegas, via U.S. Highway 95, and 93 miles south of Tonopah, also via U.S. Highway 95. The property is accessed by traveling approximately four miles west from Beatty on Nevada Highway 374, which intersects the southern block of the Company’s claims. The remaining claims are accessed by traveling north for four miles on various improved and unimproved roads to the northern end of the Company’s claims. Figure 1 shows the Project location and Barrick’s open pit and underground mines.

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

In 1982 St. Joe American, Inc. initiated drilling in the Montgomery-Shoshone mine area. By 1986, sixty holes had been drilled and a mineral inventory was defined. Subsequent drilling outlined a reported 2.9 million ounces of gold equivalent in the Bullfrog deposit. A series of corporate takeovers transferred ownership from St. Joe, to Bond Gold, to Lac Minerals and eventually to Barrick Minerals. Production started in 1989 and recovered approximately 200,000 ounces of gold annually from a conventional, 9,000 ton/day cyanidation mill mainly fed from open pit operations and later supplemented with underground production. Barrick discontinued production operations in 1999 and completed reclamation in 2003. Thereafter several groups continued exploration on a limited basis on some of the lands currently held by the Company, but no reserves were ever defined by these companies on those portions of the Company’s lands.

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

•

Several mineralized trends and structures occur on other areas of the Company’s property that further justify additional drilling.

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

Date: September 21, 2018	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	September 21, 2018
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	September 21, 2018
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

Natural resource exploration, and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

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