Form 10-Q
period 2018-09-30
Bullfrog Gold Corp.
filed 2018-10-26
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,607,096 shares of common stock, par value $0.0001, were outstanding on October 20, 2018.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(unaudited)

Assets	9/30/18	12/31/17

Current assets
Cash	$1,064	$299,048
Other current assets	5,442	4,273
Total current assets	6,506	303,321

Mineral properties	170,425	160,425

Total assets	$176,931	$463,746

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$12,532	$14,926
Related party payable	519,126	449,632
Total current liabilities	531,658	464,558

Total liabilities	531,658	464,558

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 9/30/18 and 12/31/17	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 issued and outstanding as of 9/30/18 and 12/31/17	3,018	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 102,607,096 shares issued and outstanding as of 9/30/18 and 12/31/17	10,261	10,261
Additional paid in capital	9,520,187	9,520,187
Accumulated deficit	(9,888,193)	(9,534,278)

Total stockholders' equity (deficit)	(354,727)	(812)

Total liabilities and stockholders' equity (deficit)	$176,931	$463,746

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/18	9/30/17	9/30/18	9/30/17

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	52,252	81,127	176,070	451,162
Lease expense	16,000	26,000	16,000	26,000
Exploration, evaluation and project expense	53,071	99,402	119,557	159,048

Total operating expenses	121,323	206,529	311,627	636,210

Net operating loss	(121,323)	(206,529)	(311,627)	(636,210)

Interest expense	(14,626)	(12,920)	(42,287)	(40,435)

Net loss	$(135,949)	$(219,449)	$(353,914)	$(676,645)

Weighted average common shares outstanding - basic and diluted	102,607,096	101,907,096	102,607,096	96,677,929

Loss per common share - basic and diluted	$0	$0	$0	$0

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	Nine Months Ended
	9/30/18	9/30/17

Cash flows from operating activities
Net loss	$(353,914)	$(676,645)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	0	210,000
Change in operating assets and liabilities:
Other current assets	(1,169)	0
Accounts payable	(2,395)	(13,343)
Related party payable	69,494	97,075

Net cash used in operating activities	(287,984)	(382,913)

Cash flows from investing activity
Acquisition of mineral properties	(10,000)	0
Refund of deposits on mineral properties	0	6,409

Net cash provided by (used in) investing activities	(10,000)	6,409

Cash flows from financing activity
Proceeds from private placement of stock	0	786,000

Net cash provided by financing activities	0	786,000

Net increase (decrease) in cash	(297,984)	409,496

Cash, beginning of period	299,048	2,229

Cash, end of period	$1,064	$411,725

Supplemental disclosure of cash flow information
Stock and warrants issued to payoff related party payable	$0	$30,000

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the State of Nevada for exploration and potential development of gold, silver and other metals on a total of approximately 4,790 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2017 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $9,888,000 as of September 30, 2018.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations, which will require generating and increasing revenue. This raises substantial doubt about the Company's ability to continue as a going concern within one year of the issuance of these consolidated financial statements.

The Company has no operating revenues and does not expect to generate revenue in 2018. If the Company is unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due. To continue as a going concern, the Company will need to raise additional capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2018, the Company’s cash balance was approximately $1,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2018 and December 31, 2017. The periods ended December 31, 2017, 2016 and 2015 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three and nine months ended September 30, 2018 and 2017. As such, the Company excluded the following from the net loss per common share calculation as the effect would be anti-dilutive:

	9/30/18	9/30/17
Stock options	9,500,000	4,500,000
Warrants	10,200,000	10,200,000
Preferred stock	30,187,500	30,187,500

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

Natural resource exploration, and exploring for gold, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other mineralization  which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

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

As of September 30, 2018, the Company had outstanding 30,187,500 shares of Series B Preferred Stock.

Common Stock Options

A summary of the stock options as of September 30, 2018 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	4,500,000	$0.025	8.25	-
Granted	5,000,000	$0.136	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at September 30, 2018	9,500,000	$0.083	7.95	$247,500
Options exercisable at September 30, 2018	9,500,000	$0.083	7.95	$247,500

Total outstanding warrants as of September 30, 2018 were 10,200,000 with an exercise price of $0.15 per share and expiration of May 2019.

NOTE 3 - RELATED PARTY

As of September 30, 2018, and December 31, 2017, the Company has a related party payable with David Beling, CEO and President, of $519,126 and $449,632, respectively.  This amount at 9/30/18 consists of $209,583 of expense reports plus interest of $100,294 and salary of $166,667 plus interest of $42,582 at a rate of 1% per month.

NOTE 4 - COMMITMENTS

On March 23, 2015, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (collectively, the “Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the option to acquire a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog and, thereafter, at the mutually agreed upon closing date, to the Company will issue to Barrick Gold 3,230,000 shares of its common stock.  As of the date of this Quarterly Report, the Company has not exercised the option.  These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit, however no payment is due to Barrick Bullfrog for this.

RMM shall expend as minimum work commitments (the “Project Work Commitments”) for the benefit of the Properties prior to the 5th anniversary of the effective date per the schedule below.  As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year of with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may give written notice to first party specifying such default. If Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of September 30, 2018, have been satisfactorily met with the management of the Properties.  The Company does not have a management fee policy for projects, however, it does track time spent per project.  This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has paid Lunar $42,000 as of September 30, 2018 and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2019-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

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

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has paid $40,000 as of September 30, 2018.  Future payments due as follows:

Due Date	Amount
October 2018	$20,000
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

The Company shall expend no less than $100,000 per year and a total sum of $500,000 as a minimum work commitment for the benefit of the Mojave Property, which shall also include work performed within one-half mile of the Property boundary, prior to the 5th anniversary of the effective date.  The work commitment has been met as of September 30, 2018.

The only commitment on the two patents purchased in January 2018 are annual tax payments of approximately $140.

NOTE 5 - SUBSEQUENT EVENT

The Company received $75,000 in deposits in anticipation of a private placement where each unit purchased will include common stock and warrants.

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

Company History and Recent Events

Bullfrog Gold Corp. was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 21, 2011, the Company changed its name to "Bullfrog Gold Corp." The Company is in the exploration stage of its e business.

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

In order to maintain in force, the working right and Option granted to it, and to exercise the Option, the Company issued Mojave 750,000 shares of common stock and paid $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

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

The Company also has access to Barrick’s substantial data base within a 1.5-mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick Properties and to exercise the option the Company must issue to Barrick 3.25 million shares of the Company’s common stock.  The Company will also provide a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

On July 24, 2017 the Company leased 24 patented claims from Lunar Landing LLC.

During 2017 the Company also staked and recorded 88 unpatented mining claims in the Bullfrog area.

On January 29, 2018 the Company purchased two patented claims, thereby eliminating minor constraints to expand the Bullfrog pit to the north.

In August 2018, the Company staked and recorded an additional 24 claims, for a total of 111

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

For reference, Barrick terminated all mining and milling operations in the autumn of 1999 when their cash production costs exceeded gold prices that averaged less than $300 per ounce for the year and reached a low of $258/oz in August 1999. The economic margins for heap leaching lower grades at current gold prices near $1200/oz are deemed better than in 1999, and we believe the Company is positioned to explore such opportunities. Furthermore, Barrick never controlled or had access to a patented claim on the immediate east and north limits of the M-S pit, but this patent is owned by the Company.

Starting in 2015, the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices.  On August 9, 2017, an independent engineering firm issued estimates of mineralized materials totally contained on Company controlled lands. In January 2018 the Company purchased a patent that removed all remaining constraints for pit mining the mineralization, see summary  below:

“Mineralized material” as used in this quarterly report on Form 10-Q, although permissible under the Securities and Exchange Commission (“SEC”) Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any part of the Company’s deposits will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Input parameters used in the estimates are tabulated below:

Estimate Input Parameters

Parameter	Input	Unit
Mining Cost - M & W	2.25	$/t
Processing Cost	6.00	$/t
General & Admin.	1.60	$/t
Refining Sales	0.05	$/t
Sell Cost	10	$/tr oz
Gold Recovery	72%
Silver Recovery	20%
Gold Price (3-yr average)	1200	$/tr oz
Pit Slopes	45	degrees

Mineral estimates are in place and do not include recoveries from a proposed downstream heap leach/processing operation. The mineral estimates herein are consistent with the policies and standards of Canadian National Instrument 43-101 (“NI 43-101”).  On January 29, 2018 the Company purchased two patented claims, thereby eliminating the minor land constraints to expand the Bullfrog pit to the north.

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

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of mineralized materials grading 0.70 g/t are within this base case pit. From June 2017 through August 2018 the Company leased 24 patents and staked 111 mining claims to cover exploration targets and potential sites for leach pads and other project facilities.

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

Metallurgy

In February 2018 the Company collected a 1,800-pound random bulk sample in the north Bullfrog pit to conduct preliminary metallurgical testing using high pressure grinding rolls (HPGR’s) to compare leaching with conventional crushing equipment. HPGR’s are designed to produce a much finer product with significantly more micro-fractures, thereby increasing leach recovery. These initial tests were encouraging, and further sampling and testing is planned to fully document and support the probable use of HPGR’s.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to September 30, 2017

	Three Months Ended
	9/30/18	9/30/17

Revenue	$0	$0

Operating expenses
General and administrative	52,252	81,127
Lease expense	16,000	26,000
Exploration, evaluation and project expense	53,071	99,402

Total operating expenses	121,323	206,529

Net operating loss	(121,323)	(206,529)

Interest expense	(14,626)	(12,920)

Net loss	$(135,949)	$(219,449)

Nine Months Ended September 30, 2018 Compared to September 30, 2017

	Nine Months Ended
	9/30/18	9/30/17

Revenue	$0	$0

Operating expenses
General and administrative	176,070	451,162
Lease expense	16,000	26,000
Exploration, evaluation and project expense	119,557	159,048

Total operating expenses	311,627	636,210

Net operating loss	(311,627)	(636,210)

Interest expense	(42,287)	(40,435)

Net loss	$(353,914)	$(676,645)

We are still in the exploration stage and have no revenues to date.

The decrease in general and administrative expense during the nine months ended September 30, 2018 was due primarily to $200,000 of common stock that was issued for consulting services in 2017, no such consulting services were incurred in 2018. Additional costs of approximately $30,000 for investor relations were incurred in the nine months ended September 30, 2017 that were not incurred during the nine months ended September 30, 2018.

Exploration, evaluation and project expense costs included professional consulting services and fees for approximately $15,000 and $76,000 during the three months and nine months ended September 30, 2018, respectively compared to $43,000 and $97,000 for the three and nine months ended September 30, 2017. The expense in 2017 was for the initial assessment of the Bullfrog Project, costing approximately $30,000. The expense in 2018 continued the analysis and study of the project without the added expense of initial assessment as previously discussed.

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the fifth anniversary of the effective date per the schedule below. These work commitments, as of September 30, 2018, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for the Mojave patents, however, it does track time spent per the option agreement.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First	100,000
Second	200,000
Third	300,000
Fourth	400,000
Fifth	500,000

On July 1, 2017, RMM entered a 30-year Mineral Lease with Lunar Landing, LLC. involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

RMM shall expend as minimum work commitments of $50,000 per year until a cumulative of $500,000 of expense has been incurred.  RMM has paid Lunar $42,000 as of September 30, 2018 and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2019-2022	16,000
2023-2017	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

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

With respect to the quarterly period ending September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2018, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: October 26, 2018	BULLFROG GOLD CORP.

	By:	/s/ David Beling
Name: David Beling
Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)