Form 10-K
period 2018-12-31
Bullfrog Gold Corp.
filed 2019-03-12
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,563,603.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,807,096 shares of common stock par value $0.0001, were outstanding on February 26, 2019.

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

In order to maintain in force, the working right and Option granted to it, and to exercise the Option, the Company issued Mojave 750,000 shares of common stock and paid Mojave $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims located approximately four miles west of Beatty, Nevada and covering approximately 444 acres (the “Barrick Properties”). These Barrick Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the M-S open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900’s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

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

In August 2018 and December 2018, the Company staked and recorded an additional 46 unpatented claims, for a total of 134 claims staked by the Company.

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

Employees

As of the date of this filing, we employ 1 full-time employee, our Chief Executive Officer and Chief Financial Officer. We have had contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

Available Information

Our main corporate website address is www.bullfroggold.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, proxy statements and any amendments to such reports filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"), are available at the SEC’s website at www.sec.gov.

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

The properties on which we have the right to explore for gold are not known to have any deposits of gold which can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

We are a junior gold exploration company with no mining operations and we may never have any mining operations in the future.

Our business is exploring for gold and other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to generate any sales from them unless the gold or other minerals are actually mined or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those we  anticipate, adversely affecting any potential mining operations of ours. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

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

We may have make payments to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration. This may adversely affect our financial position, which may cause shareholders to lose their investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If our properties are mined and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities).

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

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The prices of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our properties beyond the exploration stage will be heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable.

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

Gold exploration, and resource exploration in general, requires engaging contractors, and may result in unforeseen shortages of supplies and/or equipment that could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if we have sufficient funds to do so. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

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

We believe our future success will depend upon our ability to retain our key management, including Mr. Beling, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and director, and Mr. Lindsay, the Chairman of our Board of Directors. We may not be successful in attracting, assimilating and retaining employees in the future and the loss of the key members of management would have a material adverse effect on our operations.

Risks Relating to our Common Stock

There is a limited trading market for our common stock, and investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTCQB, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange. Further, there is limited reported trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

Our common stock is considered a "penny stock" and securities broker-dealers participating in sales of our common stock are subject to the "penny stock" regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO. Our monthly rent for this office is $600, and our total rent payments for 2018 at this location were $7,200. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

In order to maintain in force, the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid Mojave $16,000. RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick terminated a lease on these patents after they ceased operations in late 1999.

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

RMM shall expend as minimum work commitments for the benefit of the properties prior to the 5th anniversary of the effective date per the schedule below:

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000

On July 1, 2017 (“Lunar Effective Date”), RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred.  RMM paid Lunar $26,000 on the Lunar Effective Date and $16,000 in 2018 and makes future lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2019-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

During the period of June 2017 through December 2018 the Company staked and recorded 134 unpatented mining claims, also shown on Figure 2.

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

(4) Property Status and Plans

The Montgomery-Shoshone and Bullfrog open pit mines remain open for possible access to additional mineralization that may occur on the Company’s expanded property. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to begin subject to permitting and funding. Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 5,250 acres and are in good standing but contain no known reserves and no plant or equipment. Electric power is available immediately adjacent to the Company’s property.

Upon receipt of BLM approval and receipt of funding, drilling would start soon thereafter. The geological justifications for the proposed exploration program are:

•

Our property includes the entire Montgomery-Shoshone open pit and the northern one-third of the Bullfrog deposit that was mined from the late 1980’s to late 1990’s and these areas have significant potential for vertical and lateral mineral extensions. When previous production operations in the District were shut down in 1999, the price of gold was less than $300 per ounce compared to the current price near $1,275 per ounce. The previous operator also did not control the Providence patent and Lucky Queen claim that are adjacent to the Montgomery-Shoshone open pit and five other claims in the area which are now part of the Company’s property.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation, nor is our property the subject of any material legal proceedings. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There were a total of 4,500,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”), these options issued are nonqualified stock options and were 100% vested on grant date and are outstanding at 12/31/18.

On December 1, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan reserves 13,800,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There were a total of 5,000,000 options granted from the 2017 Plan in December 2017 (the “December 2017 Options”), these options issued are nonqualified stock options and were 100% vested on grant date and are outstanding at 12/31/18.

The following table sets forth equity compensation plan information as of December 31, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (column a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (column b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	9,500,000	$0.083	8,800,000
Equity compensation plans approved by security holders	--	--	--
Total	9,500,000	$0.083	8,800,000

Unregistered Sales of Equity Securities

None.

Recent Repurchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended
	12/31/18	12/31/17

Operating expenses
General and administrative	$263,990	$1,240,278
Lease expense	16,000	26,000
Exploration, evaluation and project expense	197,731	209,255

Total operating expenses	477,721	1,475,533

Net operating loss	(477,721)	(1,475,533)

Interest expense	(58,366)	(53,659)

Net loss	$(536,087)	$(1,529,192)

We are still in the exploration stage and have no revenues to date.

The decrease in general and administrative expense during the twelve months ended December 31, 2018 was due primarily to $951,000 of common stock and options that were issued for services in 2017 compared to $69,000 in 2018 due to fewer services provided in 2018. Additional costs of approximately $30,000 for investor relations were incurred in 2017 that were not incurred during 2018.

Exploration, evaluation and project expense costs included professional consulting services and allocation of Company payroll expenses for a total of approximately $197,000 and $209,000 during 2018 compared 2017, respectively. Included in the expense in 2017 was for the initial assessment of the Bullfrog Project, costing approximately $30,000. The expense in 2018 continued the analysis and study of the project without the added expense of initial assessment as previously discussed.

The lease expense relates to payments on a 30-year lease executed on July 1, 2017 with Lunar Landing that had an initial payment of $26,000 in 2017 and a 2018 payment of $16,000.

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

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000

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

To maintain in force, the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years of which he Company has paid $60,000.  Future payments due as follows:

Due Date	Amount
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

The Company shall expend no less than $100,000 per year and a total sum of $500,000 as a minimum work commitment for the benefit of the Property, which shall also include work performed within one-half mile of the Property boundary, prior to the 5th anniversary of the Effective Date. By October 29, 2018 the Company expended more than $500,000 on the Property and no longer has an annual minimum work commitment.

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

In August 2018 and December 2018, the Company staked and recorded an additional 46 unpatented claims, for a total of 134 claims staked by the Company.

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

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized, with a purchase of additional land for $10,000 and a required payment of $20,000 was made in 2018 to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	77	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Alan Lindsay	67	Chairman
Kjeld Thygesen	71	Director

David Beling

Mr. Beling, was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 27, 2011. Mr. Beling has been a management consultant with D C Beling & Associates, LLC since January 1, 2011 and was Executive Vice President and Chief Operating Officer of Geovic Mining Corp.  from January 1, 2004 through December 31, 2010. Mr. Beling has served as a member of the board of directors of NioCorp Developments Ltd., formerly Quantum Rare Earths Dev. Corp since June 6, 2011 and Animas Resources Ltd. since June 5, 2012 . Mr. Beling was a member of the Boards of Directors of Coyote Resources, Inc.  from March 17, 2011 until September 2011, Romarco Minerals, Inc.  until September 2009 and Rare Element Resources  until March 2008. Mr. Beling was the President and COO of AZCO Mining Inc.  from 1992 through 1996 and the Senior Vice President of Hycroft Resources & Dev. Inc.  from 1987 until 1992. He previously worked for several major US and junior Canadian mining companies. Mr. Beling was chosen as a director of the Company based on his extensive professional, management and executive experience in the mining industry, particularly with the evaluation, development and production of several precious metal projects.

Alan Lindsay

Mr. Lindsay was appointed as the Company’s Chairman on July 27, 2011. Mr. Lindsay has served on the Board of Terra Firma Resources Inc.  since August 2011. Mr. Lindsay is the co-founder of Uranium Energy Corp. in 2005 and continues to serve as its Chairman. He is also a founder of MIV Therapeutics Inc.  and from 2001 to January 2008 served as the Chairman, President and CEO. Mr. Lindsay was a founder of AZCO Mining Inc. and served as Chairman, President and CEO from 1992 to 2000. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with gold discoveries. Mr. Lindsay was Chairman of TapImmune from 2007 to 2009 and helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia. Mr. Lindsay was a Director of Strategic American Oil Corporation from 2007-2010. Mr. Lindsay also served on the Board of Hana Mining Ltd. from 2005 to 2008. Mr. Lindsay was chosen to be a director of the Company based on his general industry experience.

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

•

N M Rothschild & Sons Ltd, Manager - Commodities and Natural Resources Department.  Served on the board of several Canadian resource companies. 1979 - 1989

•

James Capel & Co, International mining research on precious metal companies. 1972 - 1979.

•

African Selection Trust (Selection Trust London), Mining Research. 1970 - 1972.

•

University of Natal - South Africa, B. Commerce, 1968. Majors:  Economics and Accountancy.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten years, none of the Company’s directors or executive officers, has been:

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during the year ended December 31, 2018 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

Code of Ethics

We have adopted a code of ethics (that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.   Our code of ethics is available at our website which is located at www.bullfroggoldcorp.com or upon request to management.

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2018 but did take action by unanimous written consent in lieu of meetings on occasion.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2017	$100,000	--	$27,200	$258,419	--	--	--	$385,619
	2018	$100,000	--	$23,000	--	--	--	--	$123,000

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

Outstanding Equity Awards At Year End December 31, 2018

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
David Beling	1,775,000	--	$0.025	03/30/2025	--
David Beling	2,000,000	--	$0.136	12/01/2027	--

Director Compensation

We have not adopted compensation arrangements for members of our Board of Directors. During the year ended December 31, 2018, none of our directors received cash compensation for serving on our Board of Directors.  However, on November 12, 2018, the Company approved a stock compensation distribution to David Beling, CEO and President, Alan Lindsay, Board Chairman and Kjeld Thygesen, Board Member for year-end bonus and board membership contributions.  There was a total of 500,000 shares awarded to Mr. Beling, 500,000 shares awarded to Mr. Lindsay and 500,000 shares awarded to Mr. Thygesen with the fair market value of $0.046 per share determined by the closing price of the Company’s common stock as of November 12, 2018.

The shares were 100% percent vested as of the grant date.

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2018.

	Fees
	Earned or
	Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)*	($)	($)	($)
Alan Lindsay		23,000			23,000
Kjeld Thygesen		23,000			23,000

* Represents the aggregate grant date fair value.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or dispositive power, which includes the power to dispose of or to direct the disposition of the security. Shares of common stock that a person purpose has the right to acquire beneficial ownership of within 60 days of the date of this filing are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

As of the approximate date of this filing we had 104,107,096 shares of common stock outstanding.

Name and Address	Shares Owned	Percentage

David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	31,762,204	30.5
Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	10,573,859	10.2
Kjeld Thygesen (3) No. 7 Hudson House Hortensia Road London, SW 10 0QR	2,000,000	1.9
Michael Bayback 2110 Drew Street, Suite 200 Clearwater, FL 33765	6,217,180	6.0
Eros Resources Corp. (4)	13,500,000	13.0

All executive officers and directors as a group (3 persons)	42,836,063	42.6

(1)

Includes the following:

•

2,200,000 shares of common stock held by the Beling Family Trust of which David Beling is the trustee and has voting and dispositive power;

•

25,787,204 shares of common stock held by David Beling;

•

shares underlying options to purchase 2,000,000 shares of common stock at $.136 per share; and

•

shares underlying options to purchase 1,775,000 shares of common stock at $.025 per share

(2)

Includes the following:

•

shares underlying options to purchase 1,415,000 shares of common stock at $.025 per share;

•

shares underlying options to purchase 1,500,000 shares of common stock at $.136 per share;

•

shares underlying 375,000 warrants to purchase shares of common stock at $.15 per share; and

•

7,283,859 shares of common stock which includes 151,874 shares of common stock held by Mr. Lindsay’s wife.

(3)

Includes the following:

•

shares underlying options to purchase 1,000,000 shares of common stock at $.136 per share; and

•

1,000,000 shares of common stock held by Mr. Thygesen

(4)

Includes the following:

•

shares underlying warrants to purchase 6,750,000 shares of common stock at $.15 per share; and

•

6,750,000 shares of common stock held by Eros

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as described below, since January 1, 2017, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

On November 12, 2018, the Board of Directors approved a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member. There were 500,000 shares of common stock awarded to each for a total of 1,500,000 shares with the fair market value of $0.046 per share

On December 1, 2017, the Board of Directors of the Company approved a stock and option distribution to David Beling, CEO and President.  The Company issued a total of 200,000 shares of common stock, and 2,000,000 options to Mr. Beling at a price of $0.136 per share.

Pursuant to Mr. Beling’s employment contract with the Company, the Company will reimburse Mr. Beling $600 per month for space used for the Company’s current principal executive office.

As of December 31, 2018, and December 31, 2017, the Company has a related party payable with David Beling, CEO and President, of $578,764 and $449,632, respectively.  This amount at 12/31/18 consists of $228,141 of expense reports plus interest of $109,782 and salary of $191,667 plus interest of $49,174 at a rate of 1% per month.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2018 and 2017, the aggregate fees billed by Peterson Sullivan LLP, our principal accountant, to us for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $35,000 and $31,560, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2018 and 2017, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2018 and 2017, there was approximately $0 and $5,000, respectively billed to us by our principal accountant for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2018 and 2017, there were no fees billed to us by our principal accountant for services other than services described above.

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

PART IV

ITEM 15. EXHIBITS

(a) (1)(2)

Financial Statements: See index to financial statements and supporting schedules.

(a) (3)

Exhibits:

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(7)	Certificate of Amendment to Certificate of Incorporation
3.3	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation
3.4	(8)	Certificate of Designation of Series B Preferred Stock
3.5	(2)	Amended and Restated Bylaws
10.1	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Split-off)
10.2	(1)	Stock Purchase Agreement (Split-off)
10.3	(3)	Form of Directors and Officers Indemnification Agreement
10.4	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.5	(3)	Form of 2011 Incentive Stock Option Agreement
10.6	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.7	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.8	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.9	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.11	(1)	Employment Agreement between the Company and Mr. David Beling
10.12	(1)	Consulting Agreement between the Company and Clive Bailey
10.14	(5)	Option Agreement dated March 23, 2015
10.15	(6)	Form of Subscription Agreement
10.16	(9)	Form of Subscription Agreement
10.17	(9)	Form of Warrant
10.18	(10)	2017 Equity Incentive Plan
14.1	(4)	Code of Ethics
21	(3)	List of Subsidiaries
31.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins *		XBRL Instance Document
101.sch *		XBRL Taxonomy Schema Document
101.cal *		XBRL Taxonomy Calculation Document
101.def *		XBRL Taxonomy Linkbase Document
101.lab *		XBRL Taxonomy Label Linkbase Document
101.pre *		XBRL Taxonomy Presentation Linkbase Document

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

Date: March 12, 2019	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
NAME: DAVID BELING
TITLE: PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER,	March 12, 2019
DAVID BELING	AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND DIRECTOR

/s/ ALAN LINDSAY	CHAIRMAN	March 12, 2019
ALAN LINDSAY
/s/ KJELD THYGESEN	DIRECTOR	March 12, 2019
KJELD THYGESEN

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Bullfrog Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. and Subsidiaries ("the Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses since inception and has an accumulated deficit of approximately $10,070,000 as of December 31, 2018. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Seattle, Washington

March 12, 2019

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	12/31/18	12/31/17
Assets

Current assets
Cash	$620,949	$299,048
Other current assets	5,442	4,273
Total current assets	626,391	303,321

Mineral properties	190,425	160,425

Total assets	$816,816	$463,746

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$10,951	$14,926
Related party payable	578,764	449,632
Advance received for stock issuance	695,000	0
Total current liabilities	1,284,715	464,558

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 12/31/18 and 12/31/17	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 issued and outstanding as of 12/31/18 and 12/31/17	3,018	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 104,107,096 shares issued and outstanding as of 12/31/18 and 102,607,096 shares issued and outstanding as of 12/31/17	10,411	10,261
Additional paid in capital	9,589,037	9,520,187
Accumulated deficit	(10,070,365)	(9,534,278)

Total stockholders' equity (deficit)	(467,899)	(812)

Total liabilities and stockholders' equity (deficit)	$816,816	$463,746

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

	Years Ended
	12/31/18	12/31/17

Revenue	$0	$0

Operating expenses
General and administrative	263,990	1,240,278
Lease expense	16,000	26,000
Exploration, evaluation and project expense	197,731	209,255

Total operating expenses	477,721	1,475,533

Net operating loss	(477,721)	(1,475,533)

Interest expense (related party)	(58,366)	(53,659)

Net loss	$(536,087)	$(1,529,192)

Weighted average common shares outstanding - basic & diluted	102,800,247	97,879,014

Loss per common share - basic & diluted	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)

Balance, December 31, 2016	29,562,500	$2,956	90,232,096	$9,023	$7,754,238	$(8,005,086)	$(238,869)

Issuance of common stock for services, January 2017			2,000,000	200	199,800		200,000
Issuance of common & preferred stock in private placement, May 2017	625,000	62	9,575,000	958	814,980		816,000
Issuance of common stock for services, June 2017			100,000	10	9,990		10,000
Issuance of common stock for services, December 2017			700,000	70	95,130		95,200
Issuance of common stock options for services, December 2017					646,049		646,049
Net loss for the year						(1,529,192)	(1,529,192)

Balance, December 31, 2017	30,187,500	3,018	102,607,096	10,261	9,520,187	(9,534,278)	(812)

Issuance of common stock for services, November 2018			1,500,000	150	68,850		69,000
Net loss for the year						(536,087)	(536,087)

Balance, December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	$9,589,037	$(10,070,365)	$(467,899)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	Years Ended
	12/31/18	12/31/17

Cash flows from operating activities
Net loss	$(536,087)	$(1,529,192)
Adjustments to reconcile net loss to net cash used in operating activities
Stock/options issued as payment for services	69,000	951,249
Change in operating assets and liabilities:
Other current assets	(1,169)	0
Accounts payable	(3,975)	(12,945)
Related party payable	129,132	110,298

Net cash used in operating activities	(343,099)	(480,590)

Cash flows from investing activity
Acquisition of mineral properties	(30,000)	(15,000)
Refund of deposits on mineral properties	0	6,409

Net cash used in investing activities	(30,000)	(8,591)

Cash flows from financing activities
Proceeds from advances for stock issuance and private placement of stock	695,000	786,000

Net cash provided by financing activities	695,000	786,000

Net increase in cash	321,901	296,819

Cash, beginning of period	299,048	2,229

Cash, end of period	$620,949	$299,048

Supplemental disclosure of cash flow information
Stock and warrants issued to payoff related party payable	$0	$30,000

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $10,070,000 as of December 31, 2018.  The Company’s consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.  This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company has not generated any revenues since its inception and does not expect to generate any revenues in 2019. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we are dependent on raising additional capital. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2018, the Company’s cash balance was approximately $621,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Advance Received for Stock Issuance

Proceeds received from investors who have committed to investing in the Company in advance of receiving shares or entering into a share subscription agreement has been classified as a liability.  See subsequent event for additional details regarding the investment proceeds. (See Note 6)

Income Taxes

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2018 and December 31, 2017. The periods ended December 31, 2018, 2017, 2016 and 2015 are open to examination by taxing authorities.

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

On December 1, 2017 we granted options to purchase 5,000,000 shares of our common stock from the 13,800,000 shares of common stock available under our 2017 Equity Incentive Plan.  No options were granted in 2018.

Net Income (Loss) per Common Share

The Company incurred net losses during the years ended December 31, 2018 and 2017. As such, the Company excluded the following from the net loss per common share calculation as the effect would be anti-dilutive:

	12/31/18	12/31/17
Stock options	9,500,000	9,500,000
Warrants	10,200,000	10,200,000
Preferred stock	30,187,500	30,187,500

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

Our business is exploring for gold and other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to generate any sales from such discoveries unless the gold or other minerals are actually mined, or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of our potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays more than those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. We may choose to not be insured against this risk because of high insurance costs or other reasons.

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

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On January 25, 2017, the Company issued 2,000,000 shares of common stock for consulting services performed in 2017 valued at $0.10 per share and an aggregate of $200,000.

On May 23, 2017, the Company sold an aggregate of 10,200,000 shares (the “Units”) (9,575,000 common shares and 625,000 series B preferred shares) with gross proceeds to the Company of $816,000 ($30,000 payoff for related party payable and $786,000 cash) to certain accredited investors pursuant to a subscription agreement. The Company used the proceeds from this offering primarily for general corporate purposes.  Each Unit was sold for a purchase price of $0.08 per Unit and consisted of: (i) one share of the Company’s common stock or preferred stock and (ii) a two-year warrant to purchase one hundred (100%) percent of the number of shares of either common stock or preferred stock purchased at an exercise price of $0.15 per share. The warrants contain limitations on the holder’s ability to exercise the warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $528,448 of the Warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
10,200,000	$0.15	2 years	187.8%	1.38%	$528,448

Using the fair value calculation, the relative fair value between the common stock, preferred stock and the warrants was calculated to determine the warrants recorded equity amount of $346,634 accounted for in additional paid in capital.

On June 30, 2017, the Company issued 100,000 shares of common stock for consulting services valued at $0.10 per share, for an aggregate of $10,000 in 2017.

On December 4, 2017, the Company issued, for prior executive, director, and consulting services, 700,000 shares of common stock valued at $0.136 per share, for an aggregate value of $95,200 and 5,000,000 options with an exercise price of $0.136 valued at an aggregate of $646,000.

On November 12, 2018, the Company issued 1,500,000 shares of common stock for prior executive and director services, valued at $0.046 per share, for an aggregate value of $69,000

Convertible Preferred Stock

In August 2011, the Board of Directors designated 5,000,000 shares of the Company’s Preferred Stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series A Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The holders of the Company’s Series A Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

In October 2012, the Board of Directors designated 5,000,000 shares of the Company’s Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors increased the number of shares designated as Series B Preferred Stock to 45,000,000. Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares beneficially owns more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Stock. For a period of 24 months from the issue date, the holder of Series B Preferred Stock is entitled to price protection as determined in the subscription agreement. The Company has evaluated this embedded lower price issuance feature in accordance with ASC 815 and determined that is clearly and closely related to the host contract and is therefore accounted for as an equity instrument.

As of December 31, 2018, the Company had outstanding 30,187,500 shares of Series B Preferred Stock.

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

The Black Scholes option pricing model was used to estimate the aggregate fair value of $646,049 of the December 2017 Options with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
5,000,000	$0.136	6 years	157.6%	2.37%	$646,049

A summary of the stock options as of December 31, 2018 and 2017 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	4,500,000	$0.025	8.25	-
Granted	5,000,000	$0.136	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2018	9,500,000	$0.083	7.70	$67,500
Options exercisable at December 31, 2018	9,500,000	$0.083	7.70	$67,500

Total outstanding warrants as of December 31, 2018 were 10,200,000 with an exercise price of $0.15 per share and expiration of May 2019.

NOTE 3 - RELATED PARTY PAYABLE

As of December 31, 2018, and December 31, 2017, the Company has a related party payable with David Beling, CEO and President, of $578,764 and $449,632, respectively. This amount at 12/31/18 consists of $228,141 of expense reports plus interest of $109,782 and salary of $191,667 plus interest of $49,174.  Interest is accrued at a rate of 1% per month.

NOTE 4 - COMMITMENTS

On March 23, 2015, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (collectively, the “Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the option to acquire a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog and, thereafter, at the mutually agreed upon closing date, to the Company will issue to Barrick Gold 3,230,000 shares of its common stock. As of the date of this Annual Report, the Company has not exercised the option. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit, however no payment is due to Barrick Bullfrog for this.

RMM shall expend as minimum work commitments (the “Project Work Commitments”) for the benefit of the Properties prior to the 5th anniversary of the effective date per the schedule below.  As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year of with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may give written notice to first party specifying such default. If Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of December 31, 2018, have been satisfactorily met with the management of the Properties.  The Company does not have a management fee policy for projects, however, it does track time spent per project.  This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has paid Lunar $42,000 as of December 31, 2018 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has paid $60,000 as of December 31, 2018.  Future payments due as follows:

Due Date	Amount
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

The Company shall expend no less than $100,000 per year and a total sum of $500,000 as a minimum work commitment for the benefit of the Mojave Property, which shall also include work performed within one-half mile of the Property boundary, prior to the 5th anniversary of the effective date.  By October 29, 2018 the Company expended more than $500,000 on the Property and no longer has an annual minimum work commitment.

The only commitment on the two patented claims purchased in January 2018 are annual tax payments of approximately $140.

NOTE 5 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Federal statutory income tax rate on net income (loss)	(21.0%)	(35.0%)
Change in valuation allowance	21.0%	(35.5%)
Tax rate change	0.0%	70.5%
Effective tax rate	-	-

The components of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Federal and state net operating loss carryovers	$1,489,215	$1,389,902
Mineral property	47,498	42,983
Stock compensation	152,060	152,060
Accrued expenses	40,250	31,500
Total deferred tax asset	$1,729,022	$1,616,444
Net deferred tax asset	1,729,022	1,616,444
Less: valuation allowance	(1,729,022)	(1,616,444)

Deferred tax asset	$-0-	$-0-

The Company has approximately a $7,100,000 net operating loss carryover as of December 31, 2018. The net operating loss prior to 2018 of approximately $6,600,000 may offset against future taxable income from 2030 through 2037, operating loss carryover may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance for the deferred tax asset as of December 31, 2018 and 2017, as the likelihood of the realization of the tax benefits cannot be determined. The valuation allowance increased by $112,578 and decreased by $542,412 for the years ended December 31, 2018 and 2017, respectively.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado.  Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

On December 22, 2017, "H.R.1", known as the "Tax Cuts and Jobs Act", was signed into law in the United States. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company revalued its net deferred tax asset at the new lower tax rate. During the year ended December 31, 2017, the Company has reduced the value of the deferred tax asset before valuation allowance by $1,077,629.

NOTE 6 - SUBSEQUENT EVENT

On February 11, 2019, the Company sold an aggregate of 16,700,000 shares (the “Units”) with gross proceeds to the Company of $835,000 (including $695,000 advance of stock issuance received in 2018) to certain accredited investors (the “Investors”) pursuant to a subscription agreement (the “Subscription Agreement”). The proceeds from this offering will be used for general corporate purposes.

Each Unit was sold for a purchase price of $0.05 per Unit and consisted of: (i) one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a two-year warrant (the “Warrants”) to purchase fifty (50%) percent of the number of shares of Common Stock at an exercise price of $0.10 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.