Form 10-Q
period 2019-03-31
Bullfrog Gold Corp.
filed 2019-04-30
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,555,096 shares of common stock, par value $0.0001, were outstanding on April 10, 2019.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(unaudited)

	3/31/19	12/31/18
Assets

Current assets
Cash	$666,900	$620,949
Other current assets	95,442	5,442
Total current assets	762,342	626,391

Mineral properties	190,425	190,425

Total assets	$952,767	$816,816

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$11,116	$10,951
Related party payable	581,314	578,764
Advance received for stock issued	0	695,000
Total current liabilities	592,430	1,284,715

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 3/31/19 and 12/31/18	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 issued and outstanding as of 3/31/19 and 12/31/18	3,018	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 127,555,096 share issued and outstanding at 3/31/19 and 104,107,096 shares issued and outstanding as of 12/31/18	12,755	10,411
Additional paid in capital	10,795,093	9,589,037
Accumulated deficit	(10,450,529)	(10,070,365)

Total stockholders' equity (deficit)	360,337	(467,899)

Total liabilities and stockholders' equity (deficit)	$952,767	$816,816

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	Three Months Ended
	3/31/19	3/31/18

Revenue	$0	$0

Operating expenses
General and administrative	317,231	72,726
Exploration, evaluation and project expense	45,691	40,407

Total operating expenses	362,922	113,133

Net operating loss	(362,922)	(113,133)

Interest expense	(17,242)	(13,624)

Net loss	$(380,164)	$(126,757)

Weighted average common shares outstanding - basic and diluted	113,198,118	102,607,096

Loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

						Deficit
	Preferred		Common			Accumulated
	Stock		Stock		Additional	During the	Total
	Shares	Preferred	Shares	Common	Paid In	Exploration	Stockholders'
	Issued	Stock	Issued	Stock	Capital	Stage	Equity (Deficit)

December 31, 2017	30,187,500	$3,018	102,607,096	$10,261	$9,520,187	($9,534,278)	($812)

Net loss						(126,757)	(126,757)

March 31, 2018	30,187,500	$3,018	102,607,096	$10,261	$9,520,187	($9,661,035)	($127,569)

December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	$9,589,037	($10,070,365)	($467,899)

Issuance of common stock for services, March 2019			900,000	90	80,910		81,000
Issuance of common stock in private placement, February 2019			16,700,000	1,670	833,330		835,000
Issuance of common stock in private placement, March 2019			5,848,000	584	291,816		292,400
Net loss						(380,164)	(380,164)

March 31, 2019	30,187,500	$3,018	127,555,096	$12,755	$10,795,093	($10,450,529)	$360,337

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	Three Month Ended
	3/31/19	3/31/18

Cash flows from operating activities
Net loss	$(380,164)	$(126,757)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	81,000	0
Change in operating assets and liabilities:
Other current assets	(90,000)	(29,488)
Accounts payable	165	970
Related party payable	2,550	13,624

Net cash used in operating activities	(386,449)	(141,651)

Cash flows from investing activity
Acquisition of mineral properties	0	(10,000)

Cash flows from financing activities
Proceeds from private placement of stock	432,400	0

Net increase (decrease) in cash	45,951	(151,651)

Cash, beginning of period	620,949	299,048

Cash, end of period	$666,900	$147,397

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver and other metals on a total of approximately 5,250 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2018 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $10,451,000 as of March 31, 2019.  The Company’s consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations which will require generating and increasing revenue. This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

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

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2019, the Company’s cash balance was approximately $667,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2019 and December 31, 2018. The periods ended December 31, 2018, 2017, 2016 and 2015 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three months ended March 31, 2019 and 2018. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	3/31/19	3/31/18
Stock options	9,500,000	9,500,000
Warrants	21,474,000	10,200,000
Preferred stock	30,187,500	30,187,500

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

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On February 12, 2019 and March 27, 2019, the Company sold an aggregate of 16,700,000 shares and 5,848,000 Units with gross proceeds to the Company of $835,000 ($695,000 received in 2018 and included in liabilities on the consolidated balance sheet) and $292,400, respectively to certain accredited investors pursuant to a subscription agreement. The proceeds from this offering will be used for general corporate purposes.  Each Unit was sold for a purchase price of $0.05 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant to purchase 50% of the number of shares of common stock purchased at an exercise price of $0.10 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $537,113 of the Warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
11,274,000	$0.10	2 years	105.0%	2.5%	$537,113

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $235,475 accounted for in additional paid in capital.

On March 20, 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended March 31, 2019 valued at $0.09 per share and an aggregate of $81,000.

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

As of March 31, 2019, the Company had outstanding 30,187,500 shares of Series B Preferred Stock.

Common Stock Options

A summary of the stock options as of March 31, 2019 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2018	9,500,000	$0.083	7.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at March 31, 2019	9,500,000	$0.083	7.45	$472,500
Options exercisable at March 31, 2019	9,500,000	$0.083	7.45	$472,500

Total outstanding warrants of 21,474,000 as of March 31, 2019 were as follows.

Warrants Issued	Exercise Price	Expiration Date
10,200,000	$0.15	May 2019 (see Note 5)
8,350,000	$0.10	February 2021
2,924,000	$0.10	March 2021

NOTE 3 - RELATED PARTY

As of March 31, 2019 and December 31, 2018, the Company has a related party payable with David Beling, CEO and President, of $581,314 and $578,764, respectively. This amount at 3/31/19 consists of $213,450 of expense reports plus interest of $119,726 and salary of $191,667 plus interest of $56,471.  Interest is accrued at a rate of 1% per month.

NOTE 4 - COMMITMENTS

On March 23, 2015, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (collectively, the “Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the option to acquire a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog and, thereafter, at the mutually agreed upon closing date, to the Company will issue to Barrick Gold 3,230,000 shares of its common stock. The Company has not exercised the option to date. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit, however no payment is due to Barrick Bullfrog for this.

RMM shall expend as minimum work commitments (the “Project Work Commitments”) for the benefit of the Properties prior to the 5th anniversary of the effective date per the schedule below. As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year of with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may give written notice to first party specifying such default. If Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of March 31, 2019, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for projects, however, it does track time spent per project. This soft cost performed by Company management is considered by the Company a requirement to study and analyze the Properties for feasibility.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has paid Lunar $42,000 as of March 31, 2019 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has paid $60,000 as of March 31, 2019.  Future payments due as follows:

Due Date	Amount
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

NOTE 5 - SUBSEQUENT EVENTS

On April 12, 2019, the Company issued 900,000 shares of common stock for consulting services performed in 2019 valued at $0.14 per share and an aggregate of $126,000.

On April 14, 2019, the Board of Directors approved extending the expiration date from May 23, 2019 to May 23, 2020 for 10,200,000 warrants exercisable at $0.15.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements". Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 12, 2019.

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

Company History and Recent Events

Bullfrog Gold Corp. was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 21, 2011, the Company changed its name to "Bullfrog Gold Corp." The Company is in the exploration stage of its business.

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

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, except a sliding scale Net smelter return (or NSR) royalty.

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

In summary, the Bullfrog Gold Project mineralization has good heap leach gold recoveries for crushing to 1.5 inch or less and at ROM size. The latter is particularly important since much additional low grade under 0.3 g/t that must be excavated from a pit could be ROM heap leached to supplement production. Initial test results are showing that recoveries increase with heap leach feeds sized as fine as -1/16 inch using HPGR’s, but further testing is required.

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

	Three Months Ended
	3/31/19	3/31/18

Revenue	$0	$0

Operating expenses
General and administrative	317,231	72,726
Exploration, evaluation and project expense	45,691	40,407

Total operating expenses	362,922	113,133

Net operating loss	(362,922)	(113,133)

Interest expense	(17,242)	(13,624)

Net loss	$(380,164)	$(126,757)

We are still in the exploration stage and have no revenues to date.

The increase in general and administrative expense during the three months ended March 31, 2019 was due primarily to $150,000 and $81,000 incurred for consulting services for general corporate services and marketing in 2019 compared to $9,000 in 2018.

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

RMM shall expend as minimum work commitments for the benefit of the Properties prior to the fifth anniversary of the effective date per the schedule below. These work commitments, as of March 31, 2019, have been satisfactorily met with the management of the Properties. The Company does not have a management fee policy for the Mojave patents, however, it does track time spent per the option agreement.

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

In March 2019, the Company announced the final closing of a non-brokered $1,127,400 private placement of equity. The subscriptions were priced at $0.05 per unit, which consisted of one share of the Company’s common stock and a two-year warrant to purchase a one-half share at a price of $0.10 per share.  The initial closing of $835,000 was announced on February 11, 2019.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

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

With respect to the quarterly period ending March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2019, our management, including our Chief Executive Officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2019, the Company sold an aggregate of 5,848,000 Units for gross proceeds to the Company of $292,400 to accredited investors. Each Unit was sold for a purchase price of $0.05 per Unit and consisted of: (i) one share of the Company’s common stock, and (ii) a two-year warrant to purchase 50% of the number of shares of common stock purchased at an exercise price of $0.10 per share.

On March 20, 2019, the Company issued 900,000 shares of common stock for consulting services.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Document *
101.def	XBRL Taxonomy Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
Name: David Beling
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2019	BULLFROG GOLD CORP.

	By:	/S/ TYLER MINNICK
Name: Tyler Minnick
Title: Chief Financial Officer (Principal Financial and Accounting Officer)