Form 10-Q
period 2019-06-30
Bullfrog Gold Corp.
filed 2019-08-06
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,455,096 shares of common stock, par value $0.0001, were outstanding on July 15, 2019.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(unaudited)

	6/30/19	12/31/18
Assets

Current assets
Cash	$426,229	$620,949
Deposits	103,531	5,442
Total current assets	529,760	626,391

Other assets
Mineral properties	190,425	190,425

Total assets	$720,185	$816,816

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$13,960	$10,951
Related party payable	598,928	578,764
Common stock to be issued	0	695,000
Total liabilities	612,888	1,284,715

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 6/30/19 and 12/31/18	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 issued and outstanding as of 6/30/19 and 12/31/18	3,018	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 128,455,096 share issued and outstanding 6/30/19 and 104,107,096 shares issued and outstanding as of 12/31/18	12,845	10,411
Additional paid in capital	10,921,003	9,589,037
Accumulated deficit	(10,829,569)	(10,070,365)

Total stockholders' equity (deficit)	107,297	(467,899)

Total liabilities and stockholders' equity	$720,185	$816,816

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/19	6/30/18	6/30/19	6/30/18

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	278,289	51,093	595,519	123,819
Lease expense	0	0	16,000	0
Exploration, evaluation and project expense	83,138	26,079	112,829	66,486

Total operating expenses	361,427	77,172	724,348	190,305

Net operating loss	(361,427)	(77,172)	(724,348)	(190,305)

Interest expense	(17,614)	(14,037)	(34,856)	(27,661)

Net loss	$(379,041)	$(91,209)	$(759,204)	$(217,966)

Weighted average common shares outstanding - basic	128,336,415	102,607,096	120,809,085	102,607,096

Weighted average common shares outstanding - diluted	128,336,415	102,607,096	120,809,085	102,607,096

Loss per common share - basic	$0.00	$0.00	$(0.01)	$0.00

Loss per common share - diluted	$0.00	$0.00	$(0.01)	$0.00

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

December 31, 2017	30,187,500	$3,018	102,607,096	$10,261	$9,520,187	$(9,534,278)	$(812)
Net loss						(126,758)	(126,758)
March 31, 2018	30,187,500	3,018	102,607,096	10,261	9,520,187	(9,661,036)	(127,570)

Net loss						(91,209)	(91,209)
June 30, 2018	30,187,500	$3,018	102,607,096	$10,261	9,520,187	$(9,752,245)	$(218,779)

December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	9,589,037	$(10,070,365)	$(467,899)
Stock-based compensation, March 2019			900,000	90	80,910		81,000
Private placement issued, February 2019			16,700,000	1,670	833,330		835,000
Private placement issued, March 2019			5,848,000	584	291,816		292,400
Net loss						(380,163)	(380,163)
March 31, 2019	30,187,500	3,018	127,555,096	12,755	10,795,093	(10,450,528)	360,338

Issuance of stock for services, April 2019			900,000	90	125,910		126,000
Net loss						(379,041)	(379,041)
June 30, 2019	30,187,500	$3,018	128,455,096	$12,845	10,921,003	$(10,829,569)	$107,297

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	Six Month Ended
	6/30/19	6/30/18

Cash flows from operating activities
Net loss	$(759,204)	$(217,966)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	207,000	0
Change in operating assets and liabilities:
Deposits	(98,089)	0
Other assets	0	(12,871)
Accounts payable	3,009	(3,594)
Related party payable	20,164	27,662
Net cash used in operating activities	(627,120)	(206,769)

Cash flows from investing activity
Acquisition of mineral properties	0	(10,000)

Cash flows from financing activities
Proceeds from private placement of stock	432,400	0

Net decrease in cash	(194,720)	(216,769)

Cash, beginning of period	620,949	299,048

Cash, end of period	$426,229	$82,279

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2018 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended June 30, 2019 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $10,830,000 as of June 30, 2019.  The Company’s consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations which will require generating and increasing revenue. This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company has not generated any revenues since its inception and does not expect to generate any revenues in 2019. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we will need to raise additional capital. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2019, the Company’s cash balance was approximately $426,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2019 and December 31, 2018. The periods ended December 31, 2018, 2017, 2016 and 2015 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three and six months ended June 30, 2019 and 2018. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	6/30/19	6/30/18
Stock options	9,500,000	9,500,000
Warrants	21,474,000	10,200,000
Preferred stock	30,187,500	30,187,500

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

Our business is exploring for gold and other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to generate any revenue from such discoveries unless the gold or other minerals are actually mined, or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties.

Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, we may be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of our potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays greater than those we anticipate, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. We may choose to not be insured against this risk because of high insurance costs or other reasons.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On February 12, 2019 and March 27, 2019, the Company sold an aggregate of 16,700,000 shares and 5,848,000 Units for gross proceeds to the Company of $835,000 ($695,000 received in 2018 and included in liabilities on the consolidated balance sheet) and $292,400, respectively to certain accredited investors pursuant to a subscription agreement. The proceeds from this offering will be used for general corporate purposes.  Each Unit was sold for a purchase price of $0.05 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant to purchase 50% of the number of shares of common stock purchased at an exercise price of $0.10 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $415,019 of the warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
11,274,000	$0.10	2 years	109.0%	2.5%	$415,019

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants recorded equity amount of $232,287 accounted for in additional paid in capital.

On March 20, 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended March 31, 2019 valued at $0.09 per share and an aggregate of $81,000.

On April 12, 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended June 30, 2019 valued at $0.14 per share and an aggregate of $126,000.

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

As of June 30, 2019, the Company had outstanding 30,187,500 shares of Series B Preferred Stock.

Common Stock Options

A summary of the stock options as of June 30, 2019 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2018	9,500,000	$0.083	7.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at June 30, 2019	9,500,000	$0.083	7.20	$427,500
Options exercisable at June 30, 2019	9,500,000	$0.083	7.20	$427,500

Total outstanding warrants of 21,474,000 as of June 30, 2019 were as follows.

Warrants Issued	Exercise Price	Expiration Date
10,200,000	$0.15	May 2020
8,350,000	$0.10	February 2021
2,924,000	$0.10	March 2021

NOTE 3 - RELATED PARTY

As of June 30, 2019, and December 31, 2018, the Company has a related party payable with David Beling, CEO and President, of $598,928 and $578,764, respectively. This amount at June 30, 2019 consists of $213,450 of expense reports plus interest of $129,821 and salary of $160,003 plus interest of $95,654.  Interest is accrued at a rate of 1% per month.

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

RMM shall expend as minimum work commitments (the “Project Work Commitments”) for the benefit of the Properties prior to the 5th anniversary of the effective date per the schedule below. As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year of with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may give written notice to first party specifying such default. If Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of June 30, 2019, have been satisfactorily met and include a 5% management fee, but exclude corporate expenses of RMM.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000

On May 21, 2019 the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has paid Lunar $58,000 as of June 30, 2019 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has paid $60,000 as of June 30, 2019.  Future payments will be due as follows:

Due Date	Amount
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

NOTE 5 - SUBSEQUENT EVENTS

None

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

The Company also has access to Barrick’s substantial data base within a 1.5-mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company must spend $1.5 million dollars within five years on the Barrick Properties by September 23, 2020 and to exercise the option the Company must issue to Barrick 3.25 million shares of the Company’s common stock.  On May 21, 2019 the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762.  The Company will also provide a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”), the owner of 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.

On January 29, 2018 the Company purchased two patented claims, thereby eliminating minor constraints to expand the Bullfrog pit to the north.

In August 2018 and December 2018, the Company staked and duly recorded an additional 46 unpatented claims, for a total of 134 claims staked by the Company.

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

Mineralized Material Estimates

	Cutoff	Mineral T	Grade	Gold Oz	Grade	Silver Oz	Waste T	W : Min.
Deposit	Gold g/t	Millions	Gold g/t	000's	Silver g/t	000's	Millions	Ratio
Bullfrog	0.20	26.4	0.69	585	1.85	1,569	110	3.5
	0.36	14.9	1.02	489	2.50	1,198	124	7.0

M-S	0.20	1.4	0.84	39	3.48	162	11	7.8
	0.36	1.1	1.00	36	4.02	146	11	10.1

Total	0.20	27.8	0.70	624	1.93	1,731	121	4.3
	0.36	16.0	1.02	525	2.60	1,344	135	8.4

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

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of mineralized materials grading 0.70 g/t are within this base case pit. From June 2017 through August 2018 the Company leased 24 patents and staked 134 mining claims to cover exploration targets and potential sites for leach pads and other project facilities.

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

Metallurgy

In February 2018 the Company collected a 1,800-pound random bulk sample in the north Bullfrog pit to conduct preliminary metallurgical testing using high pressure grinding rolls (HPGR’s) to compare leaching with conventional crushing equipment. HPGR’s are designed to produce a much finer product with significantly more micro-fractures, thereby increasing leach recovery. These initial tests were encouraging, and further sampling and testing is in progress to fully document and support the probable improvements and use of HPGR’s.

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

In summary, the Bullfrog Gold Project mineralization has good heap leach gold recoveries for crushing to 1.5 inch or less and at ROM size. The latter is particularly important since much additional low grade under 0.3 g/t that must be excavated from a pit could be ROM heap leached to supplement production. Initial test results are showing that recoveries increase with heap leach feeds sized as fine as -1/16 inch using HPGR’s, but completion of tests in progress and perhaps additional tests are needed.

Results of Operations

Three Months Ended June 30, 2019 Compared to June 30, 2018

	Three Months Ended
	6/30/19	6/30/18

Revenue	$0	$0

Operating expenses
General and administrative	278,289	51,093
Exploration, evaluation and project expense	83,138	26,079

Total operating expenses	361,427	77,172

Net operating loss	(361,427)	(77,172)

Interest expense	(17,614)	(14,037)

Net loss	$(379,041)	$(91,209)

Six Months Ended June 30, 2019 Compared to June 30, 2018

	Six Months Ended
	6/30/19	6/30/18

Revenue	$0	$0

Operating expenses
General and administrative	595,519	123,819
Lease expense	16,000	0
Exploration, evaluation and project expense	112,829	66,486

Total operating expenses	724,348	190,305

Net operating loss	(724,348)	(190,305)

Interest expense	(34,856)	(27,661)

Net loss	$(759,204)	$(217,966)

We are still in the exploration stage and have no revenues to date.

For the six months ending June 30, we incurred professional fees comprised of (1) accounting fees for annual audit and consulting for a total of $53,000 in 2019 compared to $36,000 in 2018, (2) legal fees for review of quarterly filings and general services for a total of $7,000 in 2019 and $6,000 in 2018 and (3) marketing and corporate services of $437,000 in 2019 compared to $3,000 spent in 2018.  The 2019 marketing and corporate services includes (i) 900,000 common shares the Company issued valued at $0.09 per share for a non-cash transaction valued at $81,000; (ii) 900,000 common shares the Company issued valued at $0.14 per share for a non-cash transaction valued at $126,000; and (iii) marketing services to $230,000 to a consultant

As of June 30, 2019, and December 31, 2018, the Company has a related party payable with David Beling, CEO and President, of $598,928 and $578,764, respectively. This amount at June 30, 2019 consists of $213,450 of expense reports plus interest of $129,821 and salary of $160,003 plus interest of $95,654.  Interest is accrued at a rate of 1% per month.  This resulted in $35,000 of interest expense in 2018 versus $28,000 in 2017.

Exploration, evaluation and project expense costs included professional consulting services for a total of approximately $113,000 in 2019 compared to $66,000 in 2018. Included in the expense is continued payments for lab testing and project review.

For the three months ending June 30, 2019 we incurred 900,000 common shares the Company issued valued at $0.14 per share for a non-cash transaction valued at $126,000 and $75,000 for corporate consulting services.

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

On May 21, 2019 the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762.

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

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”), the owner of 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.RMM shall expend as minimum work commitments of $50,000 per year until a cumulative of $500,000 of expense has been incurred.  RMM paid Lunar $26,000 on the Effective Date and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2019-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

In August 2018 and December 2018, the Company staked and recorded an additional 46 unpatented claims, for a total of 134 claims staked by the Company.

In March 2019, the Company completed the final closing of a $1,127,400 private placement of equity. The subscriptions were priced at $0.05 per unit, which consisted of one share of the Company’s common stock and a two-year warrant to purchase a one-half share at a price of $0.10 per share.  The initial closing of $835,000 was completed on February 11, 2019.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In the event that we are unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we will need to raise additional capital. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

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

With respect to the quarterly period ending June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending June 30, 2019, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 12, 2019, the Company issued 900,000 shares of common stock for consulting services.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1	Letter Agreement Mineral Lease and Option to Purchase - Amendment
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Document *
101.def	XBRL Taxonomy Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2019	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
Name: David Beling
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019	BULLFROG GOLD CORP.

	By:	/S/ TYLER MINNICK
Name: Tyler Minnick