Form 10-Q
period 2019-09-30
Bullfrog Gold Corp.
filed 2019-11-14
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,987,288 shares of common stock, par value $0.0001, were outstanding on November 12, 2019.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(unaudited)

	9/30/19	12/31/18
Assets

Current assets
Cash	$137,383	$620,949
Prepaid expenses	101,709	5,442
Total current assets	239,092	626,391

Other assets
Mineral properties	190,425	190,425

Total assets	$429,517	$816,816

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$11,003	$10,951
Related party payable	617,077	578,764
Common stock to be issued	0	695,000
Total liabilities	628,080	1,284,715

Stockholders' deficit
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 9/30/19 and 12/31/18	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 30,187,500 issued and outstanding as of 9/30/19 and 12/31/18	3,018	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 129,355,096 share issued and outstanding 9/30/19 and 104,107,096 shares issued and outstanding as of 12/31/18	12,935	10,411
Additional paid in capital	11,019,913	9,589,037
Accumulated deficit	(11,234,429)	(10,070,365)

Total stockholders' deficit	(198,563)	(467,899)

Total liabilities and stockholders' deficit	$429,517	$816,816

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/19	9/30/18	9/30/19	9/30/18

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	242,991	52,252	838,510	176,070
Lease expense	0	16,000	16,000	16,000
Exploration, evaluation and project expense	143,721	53,071	256,550	119,557

Total operating expenses	386,712	121,323	1,111,060	311,627

Net operating loss	(386,712)	(121,323)	(1,111,060)	(311,627)

Interest expense	(18,148)	(14,626)	(53,004)	(42,287)

Net loss	$(404,860)	$(135,949)	$(1,164,064)	$(353,914)

Weighted average common shares outstanding - basic and diluted	128,983,357	102,607,096	123,563,785	102,607,096

Loss per common share - basic and diluted	$0.00	$0.00	$(0.01)	$0.00

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

December 31, 2017	30,187,500	$3,018	102,607,096	$10,261	$9,520,187	$(9,534,278)	$(812)
Net loss	-	-	-	-	-	(126,758)	(126,758)
March 31, 2018	30,187,500	3,018	102,607,096	10,261	9,520,187	(9,661,036)	(127,570)

Net loss	-	-	-	-	-	(91,209)	(91,209)
June 30, 2018	30,187,500	$3,018	102,607,096	$10,261	9,520,187	$(9,752,245)	$(218,779)

Net loss	-	-	-	-	-	(135,948)	(135,948)
September 30, 2018	30,187,500	3,018	102,607,096	10,261	9,520,187	(9,888,193)	(354,727)

December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	9,589,037	$(10,070,365)	$(467,899)
Stock-based compensation, March 2019	-	-	900,000	90	80,910	-	81,000
Private placement issued, February 2019	-	-	16,700,000	1,670	833,330	-	835,000
Private placement issued, March 2019	-	-	5,848,000	584	291,816	-	292,400
Net loss	-	-	-	-	-	(380,163)	(380,163)
March 31, 2019	30,187,500	3,018	127,555,096	12,755	10,795,093	(10,450,528)	360,338

Issuance of stock for services, April 2019	-	-	900,000	90	125,910	-	126,000
Net loss	-	-	-	-	-	(379,041)	(379,041)
June 30, 2019	30,187,500	$3,018	128,455,096	$12,845	10,921,003	$(10,829,569)	$107,297

Issuance of stock for services, August 2019	-	-	900,000	90	98,910	-	99,000
Net loss	-	-	-	-	-	(404,860)	(404,860)
September 30, 2019	30,187,500	3,018	129,355,096	12,935	11,019,913	(11,234,429)	(198,563)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

	Nine Month Ended
	9/30/19	9/30/18

Cash flows from operating activities
Net loss	$(1,164,064)	$(353,914)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	306,000	0
Change in operating assets and liabilities:
Deposits	(96,267)	0
Other assets	0	(1,169)
Accounts payable	52	(2,395)
Related party payable	38,313	69,494
Net cash used in operating activities	(915,966)	(287,984)

Cash flows from investing activity
Acquisition of mineral properties	0	(10,000)

Cash flows from financing activities
Proceeds from private placement of stock	432,400	0

Net decrease in cash	(483,566)	(297,984)

Cash, beginning of period	620,949	299,048

Cash, end of period	$137,383	$1,064

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2018 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2019 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $11,230,000 as of September 30, 2019.  The Company’s consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations which will require generating revenue. This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company has not generated any revenues since its inception and does not expect to generate any revenues in 2019 or 2020. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we will need to raise additional capital. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2019, the Company’s cash balance was approximately $137,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2019 and December 31, 2018. The periods ended December 31, 2018, 2017, 2016 and 2015 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three and nine months ended September 30, 2019 and 2018. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	9/30/19	9/30/18
Stock options	9,500,000	9,500,000
Warrants	21,474,000	10,200,000
Preferred stock	30,187,500	30,187,500

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results. The Company has evaluated all contracts which could be classified as leases under the new standards and determined that there will be no impact.

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On February 12, 2019 and March 27, 2019, the Company sold an aggregate of 16,700,000 Units and 5,848,000 Units for gross proceeds to the Company of $835,000 ($695,000 of which was received in 2018 and included in liabilities on the consolidated balance sheet) and $292,400, respectively to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of $0.05 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant to purchase 50% of the number of shares of common stock purchased at an exercise price of $0.10 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of $415,019 of the warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
11,274,000	$0.10	2 years	109.0%	2.5%	$415,019

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants’ recorded equity amount of $232,287 accounted for in additional paid in capital.

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

On August 7, 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended September 30, 2019 valued at $0.11 per share and an aggregate of $99,000.

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

As of September 30, 2019, the Company had outstanding 30,187,500 shares of Series B Preferred Stock.

Common Stock Options

A summary of the stock options as of September 30, 2019 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2018	9,500,000	$0.083	7.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at September 30, 2019	9,500,000	$0.083	6.91	$337,500
Options exercisable at September 30, 2019	9,500,000	$0.083	6.91	$337,500

Total outstanding warrants of 21,474,000 as of September 30, 2019 were as follows:

Warrants Issued	Exercise Price	Expiration Date
10,200,000	$0.15	May 2020
8,350,000	$0.10	February 2021
2,924,000	$0.10	March 2021

NOTE 3 - RELATED PARTY

As of September 30, 2019, and December 31, 2018, the Company has a related party payable with David Beling, CEO and President, of $617,077 and $578,764, respectively. This amount at September 30, 2019 consists of $213,450 of expense reports plus interest of $140,223 and salary of $191,667 plus interest of $71,737.  Interest is accrued at a rate of 1% per month.

NOTE 4 - COMMITMENTS

On March 23, 2015, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (collectively, the “Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the option to acquire a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog and, thereafter, at the mutually agreed upon closing date, the Company will issue to Barrick Gold 3,230,000 shares of its common stock. The Company has not exercised the option to date. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014 the Company optioned the northeast half of the M-S pit and now controls the entire pit, however no payment is due to Barrick Bullfrog for this.

RMM shall expend as minimum work commitments (the “Project Work Commitments”) for the benefit of the Properties prior to the 5th anniversary of the effective date per the schedule below. As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year  with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may provide written notice to first party specifying such default. If the Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of September 30, 2019, have been satisfactorily met and include a 5% management fee, but exclude corporate expenses of RMM.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000

On May 21, 2019 the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The Company has paid the required work commitments with a final work commitment of $561,762.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar.  Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $58,000 as of September 30, 2019 and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2019-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

On October 29, 2014, RMM entered into an Option Agreement (the “Mojave Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone (M-S) pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $60,000 as of September 30, 2019. Future payments will be due as follows:

Due Date	Amount
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

NOTE 5 - SUBSEQUENT EVENTS

On October 3, 2019, the Board of Directors of the Company approved a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member.  On October 10, 2019, the Company issued 500,000 shares of common stock to each board member, for a total of 1,500,000 shares with the fair market value of $0.17 per share determined by the closing price of the Company’s common stock as of October 10, 2019.

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

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into an Option Agreement (the “Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the Montgomery-Shoshone (M-S) pit mined by Barrick Gold in the 1990’s.

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

The Company also has access to Barrick’s substantial data base within a 1.5-mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company was required to spend $1.5 million dollars within five years on the Barrick Properties and to exercise the option the Company must issue to Barrick 3.25 million shares of the Company’s common stock.  On May 21, 2019 the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762.  The Company will also provide a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

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

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of mineralized materials grading 0.70 g/t are within this base case pit. From June 2017 through December 2018 the Company leased 24 patents and staked 134 mining claims to cover exploration targets and potential sites for leach pads and other project facilities.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to September 30, 2018

	Three Months Ended
	9/30/19	9/30/18

Operating expenses
General and administrative	$242,991	$52,252
Lease expense	0	16,000
Exploration, evaluation and project expense	143,721	53,071

Total operating expenses	386,712	121,323

Net operating loss	(386,712)	(121,323)

Interest expense	(18,148)	(14,626)

Net loss	$(404,860)	$(135,949)

Nine Months Ended September 30, 2019 Compared to September 30, 2018

	Nine Months Ended
	9/30/19	9/30/18

Operating expenses
General and administrative	$838,510	$176,070
Lease expense	16,000	16,000
Exploration, evaluation and project expense	256,550	119,557

Total operating expenses	1,111,060	311,627

Net operating loss	(1,111,060)	(311,627)

Interest expense	(53,004)	(42,287)

Net loss	$(1,164,064)	$(353,914)

We are still in the exploration stage and have generated no revenues to date.

For the nine months ending September 30, we incurred professional fees comprised of (1) accounting fees for annual audit and consulting for a total of $75,000 in 2019 compared to $48,000 in 2018, (2) legal fees for review of quarterly filings, prospectus for Canadian listing and general services for a total of $56,000 in 2019 and $6,000 in 2018 and (3) marketing and corporate services of $562,000 in 2019 compared to $3,000 spent in 2018.  The 2019 marketing and corporate services includes (i) 900,000 common shares the Company issued valued at $0.09 per share for a non-cash transaction valued at $81,000; (ii) 900,000 common shares the Company issued valued at $0.14 per share for a non-cash transaction valued at $126,000; (iii) 900,000 common shares the Company issued valued at $0.11 per share for a non-cash transaction valued at $99,000; and (iv) marketing services of $230,000 to a consultant. In addition, there was payroll expense of $80,000 for both 2019 and 2018.

As of September 30, 2019, and December 31, 2018, the Company has a related party payable with David Beling, CEO and President, of $617,077 and $578,764, respectively. This amount at September 30, 2019 consists of $213,450 of expense reports plus interest of $140,223 and salary of $191,667 plus interest of $71,737.  Interest is accrued at a rate of 1% per month.  This resulted in $53,000 of interest expense in 2019 versus $42,000 in 2018.

For the nine months ending September 30, exploration, evaluation and project expense costs included professional consulting services for a total of approximately $257,000 in 2019 compared to $120,000 in 2018. Included in the expense is continued payments for lab testing and project review, in addition to filing fees with the US Bureau of Land Management and Nye County totaled $43,000 in 2019.

For the three months ending September 30, we incurred professional fees comprised of (1) accounting fees for annual audit and consulting for a total of $21,000 in 2019 compared to $13,000 in 2018, (2) legal fees for review of quarterly filings, prospectus for Canadian listing and general services for a total of $48,000 in 2019 and $0 in 2018 and (3) marketing and corporate services of $125,000 in 2019 compared to $1,000 spent in 2018.  The 2019 marketing and corporate services includes 900,000 common shares the Company issued valued at $0.11 per share for a non-cash transaction valued at $99,000; and marketing services of $25,000 to a consultant.  The interest expense owed to David Beling, as previously discussed, for the three months was $18,000 in 2019 and $15,000 in 2018.  In addition, there was payroll expense of $26,000 for both 2019 and 2018.

For the three months ending September 30, exploration, evaluation and project expense costs included professional consulting services for a total of approximately $144,000 in 2019 compared to $53,000 in 2018. Included in the expense is continued payments for lab testing and project review, in addition to filing fees with the US Bureau of Land Management and Nye County totaled $43,000 in 2019.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

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

With respect to the quarterly period ending September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2019, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 7, 2019, the Company issued 900,000 shares of common stock for consulting services.

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

Date: November 14, 2019	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
Name: David Beling
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	BULLFROG GOLD CORP.

	By:	/S/ TYLER MINNICK
Name: Tyler Minnick
Title: Chief Financial Officer (Principal Financial and Accounting Officer)