Form 10-K
period 2019-12-31
Bullfrog Gold Corp.
filed 2020-03-13
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,414,612.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 151,938,570 shares of common stock par value $0.0001, were outstanding on January 27, 2020.

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

For reference, Barrick terminated all mining and milling operations in the autumn of 1999 when their cash production costs exceeded gold prices that averaged less than $300 per ounce for the year and reached a low of $258/oz in August 1999. The economic margins for heap leaching lower grades at current gold prices near $1500/oz are deemed better than in 1999, and we believe the Company is positioned to explore such opportunities. Furthermore, Barrick never controlled or had access to a patented claim on the immediate east and north limits of the M-S pit, but this patent is owned by the Company.

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

For reference, the Company estimated in April 2016 a preliminary mineral inventory of 470,000 ounces grading 0.89 g/t using a nominal 0.3 g/t cutoff. In comparison, the mineralized materials of 624,000 ounces represents a 33% increase in gold ounces. As the existing pit slopes are up to 52 degrees and stable after 21 years of no mining, the 45-degree input by Tetra Tech is conservative and provides upside in final pit designs. It is also noted that Barrick terminated all mining by the end of 1998 and mill production in early 1999 when gold prices were less than $300 per ounce. However, economic margins for gold mining in general are now much better, particularly with the application of low-cost heap leaching methods. Barrick also used gold cut-off grades of 0.5 g/t in the pits and 3.0 g/t in the underground mine.

Metallurgy

In addition to extensive testing and operations using conventional milling at a fine six of -100 mesh, the following relevant test work was completed with respect to heap leaching.

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

Starting in February 2018, the Company collected four bulk samples from the North Bullfrog and Montgomery-Shoshone pits and conducted extensive metallurgical tests using high pressure grinding rolls (HPGR’s) to compare leaching with conventional crushing equipment. HPGR’s are designed to produce a much finer product that also has much more micro-fractures in the particles thereby increasing leach recovery.

Below is a summary of BFGC’s four column leach test programs performed on the four bulk samples.

The HPGR column test programs on -1/16” leach feed recovered an average 85.8% of the gold compared to 70.7% from the conventional crushed tests sized at -3/8 inch. Results from hydraulic conductivity (load/permeability) testing of column leach residues from programs two and three indicate that cement agglomeration would not be required for heap leaching up to 200 feet high for a size coarser than 80%-1/16-inch feed. However, cement agglomeration is required for leaching 80% -1/16-inch up to 200 feet high.

It is notable that the brittle, rhyolite-hosted deposits in the BF area have very low clay contents that do not generate much additional fines during the sizing stages and they are particularly amenable to leaching fine sizes compared to most other epithermal gold deposits.

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

Employees

As of the date of this filing, we employ 1 full-time employee, our Chief Executive Officer. We continue to engage various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions. Additional employees will be hired when we expand Project and corporate activities.

ITEM 1A. RISK FACTORS

Our business, financial condition or results of operation may be materially adversely affected as a result of any of the following risk factors. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment.

Risks Relating to Our Business

We have short operating history and have incurred net losses since our inception.

Our operating history consists of starting our preliminary exploration activities. We have no income-producing activities from mining or exploration. We have incurred net losses since our inception because of the expenses we have incurred in acquiring the rights to explore our properties and starting our preliminary exploration activities. We have an accumulated deficit of $11,745,162 as of December 31, 2019. Exploring for gold and other minerals is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold or other deposits on our properties. Because we are an exploration company, we may never achieve any meaningful revenue.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated any revenues. As an early stage company, we are subject to all the risks inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

All our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to make payments to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration. This may adversely affect our financial position, which may cause shareholders to lose their investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If our properties are mined and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities).

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

As our business needs expand, we may need to hire a significant number of employees. This expansion may place a significant strain on our managerial and financial resources. To manage the potential growth of our operations and personnel, we will be required to:

•improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

•install enhanced management information systems; and

•train, motivate and manage our employees.

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

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•changes in our industry;

•competitive pricing pressures;

•our ability to obtain working capital financing;

•additions or departures of key personnel;

•limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

•sales of our common stock;

•our ability to execute our business plan;

•operating results that fall below expectations;

•loss of any strategic relationship;

•regulatory developments;

•economic and other external factors; and

•period-to-period fluctuations in our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 230 square feet in Grand Junction, CO. Our monthly rent and utilities for this office are $600, and our total rent payments for 2019 at this location were $7,200. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

(4) Property Status and Plans

The Montgomery-Shoshone and Bullfrog open pit mines remain open for possible access to additional mineralization that occurs on the Company’s expanded property. The Company has conducted limited field examinations on its property to date but has evaluated all relevant available information. An exploration program has been developed and is scheduled to begin subject to permitting and funding. Our primary targets are deposits that may be mined by open pit methods while assessing secondary targets that have potential for underground mining. The Company’s claims and patents cover approximately 5,250 acres and are in good standing but contain no known reserves and no plant or equipment. Electric power is available immediately adjacent to the Company’s property.

The Company’s current proposed drilling program for 2020 was approved and cash reclamation bonds were posted during 2019 with the BLM and the State of Nevada. Funding for these programs was received in January 2020.  The geological justifications for the proposed exploration program are:

•Our property includes the entire Montgomery-Shoshone open pit and the northern one-third of the Bullfrog deposit that was mined from the late 1980’s to late 1990’s and these areas have significant potential for vertical and lateral mineral extensions. When previous production operations in the District were shut down in 1999, the price of gold was less than $300 per ounce compared to the current price near $1,275 per ounce. The previous operator also did not control the Providence patent and Lucky Queen claim that are adjacent to the Montgomery-Shoshone open pit and five other claims in the area which are now part of the Company’s property.

•Several mineralized trends and structures occur on other areas of the Company’s property that further justify additional drilling.

The Company will need to fund additional exploration and development programs from debt and/or equity financings. In the event we do not obtain sufficient funds, we will need to defer programs after 2020.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “BFGC” and on the Canadian Securities Exchange (or CSE) under the symbol “BFG”.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 4,500,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 4,500,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”), these options issued are nonqualified stock options and were 100% vested on grant date and are outstanding at 12/31/19.

On December 1, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan reserves 13,800,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 5,000,000 options granted from the 2017 Plan in December 2017 (the “December 2017 Options”), these options issued are nonqualified stock options and were 100% vested on grant date and are outstanding at 12/31/19.

The following table sets forth equity compensation plan information as of December 31, 2019.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Twelve Months Ended
	12/31/19	12/31/18

Revenue	$0	$0

Operating expenses
General and administrative	1,293,208	263,990
Lease expense	16,000	16,000
Exploration, evaluation and project expense	215,014	197,731

Total operating expenses	1,524,222	477,721

Net operating loss	(1,524,222)	(477,721)

Interest expense	(71,702)	(58,366)

Net loss	$(1,595,924)	$(536,087)

We are still in the exploration stage and have no revenues to date.

We incurred professional fees comprised of (1) accounting fees for annual audit and consulting for a total of $87,000 in 2019 compared to $60,000 in 2018, (2) legal fees for review of quarterly filings, prospectus for Canadian listing and general services for a total of $92,000 in 2019 and $7,000 in 2018 and (3) marketing and corporate services of $692,000 in 2019 compared to $20,000 spent in 2018.  The 2019 marketing and corporate services includes (i) 900,000 common shares the Company issued valued at $0.09 per share for a non-cash transaction valued at $81,000; (ii) 900,000 common shares the Company issued valued at $0.14 per share for a non-cash transaction valued at $126,000; (iii) 1,800,000 common shares the Company issued valued at $0.11 per share for a non-cash transaction valued at $198,000; and (iv) marketing services of $287,000 to various marketing consultants as it related to the Canadian stock listing process. There was payroll expense of approximately $196,000 and $129,000 for 2019 and 2018, respectively, with an $85,000 stock bonus issued in 2019.

On October 3, 2019, the Board of Directors approved a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member. On October 10, 2019, there were 500,000 shares of common stock issued to each for a total of 1,500,000 shares with a fair market value of $0.17 per share determined by the closing price of the Company’s common stock as of October 10, 2019 for a non-cash transaction valued at $255,000.

As of December 31, 2019, and December 31, 2018, the Company has a related party payable with David Beling, CEO and President, of $635,775 and $578,764, respectively. This amount at December 31, 2019 consists of $213,450 of expense reports plus interest of $150,940 and salary of $191,666 plus interest of $79,719.  Interest is accrued at a rate of 1% per month.  This resulted in $72,000 of interest expense in 2019 versus $58,000 in 2018.

Exploration, evaluation and project expense costs included professional consulting services for a total of approximately $243,000 in 2019 compared to $197,000 in 2018. Included in the expense is continued payments for lab testing and project review, in addition to filing fees with the US Bureau of Land Management and Nye County totaled $43,000 in 2019.

The lease expense relates to payments on a 30-year lease executed on July 1, 2017 with Lunar Landing.

Liquidity and Capital Resources

To continue as a going concern, the Company will need to raise additional funds and attain profitable operations. The Company has no committed sources of capital and additional funding may not be available on terms acceptable to the Company, or at all.

On January 16, 2020, the Company entered into subscription agreements (“Subscription Agreements”) pursuant to which the Company sold an aggregate of 15,384,615 Units (the “Units”) with gross proceeds to the Company of CAD$2,000,000 to certain accredited investors. The proceeds from this offering will be used for general corporate purposes.

Each Unit was sold for a purchase price of CAD$0.13 per Unit and consisted of one share of the Company’s common stock and a two year warrant to purchase fifty percent (50% or one-half warrant) of the number of Units purchased in the offering at a per share exercise price of CAD$0.20. In connection with the offering, the Company issued an aggregate of 15,384,615 shares of its common stock.

The Company paid a total of CAD$118,918 for finder's fees on subscriptions under the Offering, together with 914,750 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of CAD$0.20 per share for a period of 24 months from the date of issuance.

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

To maintain in force, the working right and Option granted to it, and to exercise the Option, RMM granted Mojave 750,000 shares of common stock and paid $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has paid $80,000.  Future payments due as follows:

Due Date	Amount
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

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

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized, and a required payment of $20,000 was made in 2018 to Mojave Gold Mining Corporation (“Mojave”) as part of the Option to Purchase Agreement (“Option”).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
David Beling	78	President, Chief Executive Officer, Secretary, Treasurer and Director
Alan Lindsay	68	Chairman
Kjeld Thygesen	72	Director
Tyler Minnick	49	Chief Financial Officer

David Beling

Mr. Beling, was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 27, 2011. Mr. Beling has been a management consultant with D C Beling & Associates, LLC since January 1, 2011 and was Executive Vice President and Chief Operating Officer of Geovic Mining Corp. from January 1, 2004 through December 31, 2010. Mr. Beling has served as a member of the board of directors of NioCorp Developments Ltd., formerly Quantum Rare Earths Dev. Corp since June 6, 2011 and Animas Resources Ltd. since June 5, 2012. Mr. Beling was a member of the Boards of Directors of Coyote Resources, Inc. from March 17, 2011 until September 2011, Romarco Minerals, Inc.  until September 2009 and Rare Element Resources  until March 2008. Mr. Beling was the President and COO of AZCO Mining Inc.  from 1992 through 1996 and the Senior Vice President of Hycroft Resources & Dev. Inc. from 1987 until 1992. He previously worked for several major US and junior Canadian mining companies. Mr. Beling was chosen as a director of the Company based on his extensive professional, management and executive experience in the mining industry, particularly with the evaluation, development and production of several precious metal projects.

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

Tyler Minnick

Mr. Minnick was appointed to be the Chief Financial Officer for the Company in April 2019.  From August 2011 to September 2014 he was the Director of Finance and Administration as a fulltime employee of the Company and has been working as a consultant with the Company since September 2014. His principal occupation since September 2018 is acting as a Certified Public Accountant with Grand Mesa CPAs, LLC.  From May 2018 to September 2018, he was a financial reporting manager with Bowie Resources, LLC, and from September 2014 to May 2018 was the Director of Finance and Administration of the Grand Junction Airport.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten years, none of the Company’s directors or executive officers, has been:

•the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State  authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in  his involvement in any type of business, securities or banking activities;

•found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated any Federal or State securities law or Federal commodities law, and the judgment in such civil action or finding by the Commission or the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended December 31, 2019 have been complied with on a timely basis, except that a Form 3 was filed late by Ty Minnick, and a Form 4 was filed late by Ty Minnick, resulting in one transaction not being reported on a timely basis.

Code of Ethics

We have adopted a code of ethics (that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.   Our code of ethics is available at our website which is located at www.bullfroggoldcorp.com or upon request to management.

Corporate Governance

Meetings and Committees of the Company

Our Board of Directors did not hold any formal meetings during the year ended December 31, 2019 but did take action by unanimous written consent in lieu of meetings on occasion.

In May 2019, the Board of Directors appointed an audit committee charter and members.  Given our size and the development of our business to date, we believe that the Board of Directors and Audit Committee through its meetings can perform all of the duties and responsibilities which might be contemplated by additional committees.  We do not have an audit committee financial expert because we do not have the resources to retain such an individual at this time.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company and its shareholders to separate these roles. Mr. Beling is our President and Chief Executive Officer. Mr. Lindsay is the Chairman of our Board of Directors. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it allows us to separate the strategic and oversight roles within our board structure.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Beling, President, Chief Executive Officer, Secretary, Treasurer and Director	2018	100,000	--	$23,000		--	--	--	$123,000
	2019	100,000	--	$85,000		--	--	--	$185,000

Tyler Minnick, Chief Financial Officer	2019	--	--	--		--	--	$41,040	$41,040

* Represents the aggregate grant date fair value computed in accordance with FASB 123.  See Form 8K filed October 15, 2019 and November 15, 2018 for stock awards in 2019 and 2018, respectively.

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

Outstanding Equity Awards At Year End December 31, 2019

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Name Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
David Beling	1,775,000	--	$0.025	03/30/2025	--
David Beling	2,000,000	--	$0.136	12/01/2027	--
Tyler Minnick	355,000	--	$0.025	03/30/2025	--
Tyler Minnick	500,000	--	$0.136	12/01/2027	--

Director Compensation

We have not adopted compensation arrangements for members of our Board of Directors. During the year ended December 31, 2019, none of our directors received cash compensation for serving on our Board of Directors.  However, on October 3, 2019, the Board of Directors of Bullfrog Gold Corp. (the “Company”) approved a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member. On October 10, 2019, there were 500,000 shares issued to each for a total of 1,500,000 shares with the fair market value of $0.17 per share determined by the closing price of the Company’s common stock as of October 11, 2019.

The shares and options are 100% percent vested as of the grant date.

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Lindsay	-	85,000	-	-	85,000
Kjeld Thygesen	-	85,000	-	-	85,000
David Beling, discussed above	-	-	-	-	-

* Represents the aggregate grant date fair value computed in accordance with FASB 123.  See Form 8K filed October 15, 2019 for stock awards in 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of the approximate date of this filing regarding the beneficial ownership of our common stock by:

•each person or entity who, to our knowledge, owns more than 5% of our common stock;

•our executive officers;

•each director; and

•all of our executive officers and directors as a group.

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

As of the approximate date of this filing we had 151,938,570 shares of common stock outstanding.

Name and Address	Shares Owned	Percentage
David Beling (1) 897 Quail Run Drive Grand Junction, CO 81505	32,262,204	23.7

Alan Lindsay (2) 10 Market St, Ste 246 Camana Bay Grand Cayman, Cayman Islands KY1-9006	11,073,859	8.1

Kjeld Thygesen (3) No. 7 Hudson House Hortensia Road London, SW 10 0QR	4,000,000	2.9

Tyler Minnick (4) 2216 DaVinci Place Grand Junction, CO 81507	1,305,000	0.7

Eros Resources Corp. (5)	16,500,000	12.8

All executive officers and directors as a group (4 persons)	48,641,063	30.0

(1)  Includes the following:

•2,200,000 shares of common stock held by the Beling Family Trust of which David Beling is the trustee and has voting and dispositive power;

•26,287,204 shares of common stock held by David Beling;

•shares underlying options to purchase 2,000,000 shares of common stock at $0.136 per share; and

•shares underlying options to purchase 1,775,000 shares of common stock at $0.025 per share

(2)  Includes the following:

•shares underlying options to purchase 1,415,000 shares of common stock at $0.025 per share;

•shares underlying options to purchase 1,500,000 shares of common stock at $0.136 per share;

•shares underlying 375,000 warrants to purchase shares of common stock at $0.15 per share; and

•7,783,859 shares of common stock which includes 151,874 shares of common stock held by Mr. Lindsay’s wife.

(3)  Includes the following:

•shares underlying options to purchase 1,000,000 shares of common stock at $0.136 per share;

•shares underlying 500,000 warrants to purchase shares of common stock at $0.10 per share; and

•2,500,000 shares of common stock held by Mr. Thygesen

(4)  Includes the following:

•shares underlying options to purchase 355,000 shares of common stock at $0.025 per share; and

•shares underlying options to purchase 500,000 and 350,000 shares of common stock at $0.136 and $0.11 per share, respectively

•100,000 shares of common stock held by Tyler Minnick

(5)  Includes the following:

•shares underlying warrants to purchase 6,750,000 and 1,000,000 shares of common stock at $0.15 and $0.10 per share, respectively; and

•8,750,000 shares of common stock held by Eros

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as described below, since January 1, 2018, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

On October 3, 2019, the Board of Directors approved a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member. On October 10, 2019, the Company issue 500,000 shares of common stock to each for a total of 1,500,000 shares with the fair market value of $0.17 per share

On November 12, 2018, the Board of Directors approved a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member. The Company issued 500,000 shares of common stock to each for a total of 1,500,000 shares with the fair market value of $0.046 per share

Pursuant to Mr. Beling’s employment contract with the Company, the Company will reimburse Mr. Beling $600 per month for space used for the Company’s current principal executive office.

As of December 31, 2019, and December 31, 2018, the Company has a related party payable with David Beling, CEO and President, of $635,775 and $578,764, respectively. This amount at December 31, 2019 consists of $213,450 of expense reports plus interest of $150,940 and salary of $191,666 plus interest of $79,719.  Interest is accrued at a rate of 1% per month.

Director Independence

We currently have three directors serving on our Board of Directors, Mr. David Beling, Mr. Kjeld Thygesen and Mr. Alan Lindsay. We are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NYSE American, Mr. Thygesen and Mr. Lindsay would be considered independent directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2019, the fees billed by Davidson & Company LLP, our principal accountant, to us for services rendered for the review of the financial statements included in the quarterly reports on Form 10-Q filed with the SEC were $10,000 and approximately $15,000 to be charged for the 2019 audit of the annual financial statements.

For the fiscal years ended December 31, 2018 and 2017, the aggregate fees billed by Peterson Sullivan LLP, our previous principal accountant, to us for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were approximately $6,000 and $35,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2019 and 2018, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal year ended December 31, 2018, there were no fees billed to us by Peterson Sullivan LLP, our previous principal accountant for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2019 and 2018, there were no fees billed to us by our principal accountant for services other than services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

(a) (1)(2)  Financial Statements: See index to financial statements and supporting schedules.

(a) (3)  Exhibits:

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(6)	Certificate of Amendment to Certificate of Incorporation
3.3	(1)	Amended and Restated Series A Convertible Preferred Stock Certificate of Designation
3.4	(7)	Certificate of Designation of Series B Preferred Stock
3.5	(2)	Amended and Restated Bylaws
4.1	*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	(3)	Form of Directors and Officers Indemnification Agreement
10.2	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.3	(3)	Form of 2011 Incentive Stock Option Agreement
10.4	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.6	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.7	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.8	(1)	Employment Agreement between the Company and Mr. David Beling
10.9	(5)	Option Agreement dated March 23, 2015
10.10	(8)	Form of Warrant
10.11	(9)	2017 Equity Incentive Plan
10.12	(10)	Form of Warrant
14.1	(4)	Code of Ethics
21	(3)	List of Subsidiaries
31.1	*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins *		XBRL Instance Document
101.sch *		XBRL Taxonomy Schema Document
101.cal *		XBRL Taxonomy Calculation Document
101.def *		XBRL Taxonomy Linkbase Document
101.lab *		XBRL Taxonomy Label Linkbase Document
101.pre *		XBRL Taxonomy Presentation Linkbase Document

*          Filed herewith

**          Furnished herewith.

***           Indicates management contract or compensatory arrangement.

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

(5)          Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on March 26, 2015

(6)          Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 27, 2017

(7)          Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 20, 2012.

(8)          Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 24, 2017.

(9)          Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 4, 2017.

(10)          Incorporated by reference to 8-K filed January 21, 2020.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2020	BULLFROG GOLD CORP.

	By:	/s/ DAVID BELING
Name: David Beling
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2020	BULLFROG GOLD CORP.

	By:	/s/ TYLER MINNICK
Name: Tyler Minnick
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID BELING
DAVID BELING	PRESIDENT, CHIEF EXECUTIVE OFFICER, AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND DIRECTOR	March 13, 2020

/s/ ALAN LINDSAY
ALAN LINDSAY	CHAIRMAN	March 13, 2020

/s/ KJELD THYGESEN
KJELD THYGESEN	DIRECTOR	March 13, 2020

/s/ TYLER MINNICK
TYLER MINNICK	CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)	March 13, 2020

BULLFROG GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Bullfrog Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bullfrog Gold Corp. and Subsidiaries ("the Company") as of December 31, 2018, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses since inception and had an accumulated deficit of approximately $10,070,000 as of December 31, 2018. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor since 2011 and our service ended in 2019.

Seattle, Washington

March 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Bullfrog Gold Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bullfrog Gold Corp. (the “Company”), as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Bullfrog Gold Corp. as of December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations since inception and has an accumulated deficit of approximately $11,700,000 as at December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

“DAVIDSON & COMPANY LLP”

Chartered Professional Accountants

Vancouver, Canada

March 13, 2020

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	12/31/19	12/31/18
Assets

Current assets
Cash	$44,595	$620,949
Prepaid expense	26,042	0
Deposits and other assets	116,783	5,442
Total current assets	187,420	626,391

Other assets
Mineral properties	210,425	190,425

Total assets	$397,845	$816,816

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$21,308	$10,951
Related party payable	635,775	578,764
Common stock to be issued	0	695,000
Total current liabilities	657,083	1,284,715

Total liabilities	657,083	1,284,715

Stockholders' equity (deficit)
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 12/31/19 and 12/31/18	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 25,520,833 issued and outstanding as of 12/31/19 and 30,187,500 issued and outstanding as of 12/31/18	2,552	3,018
Common stock, 750,000,000 shares authorized, $ .0001 par value; 136,553,955 shares issued and outstanding 12/31/19 and 104,107,096 shares issued and outstanding as of 12/31/18	13,655	10,411
Additional paid in capital	11,390,844	9,589,037
Accumulated deficit	(11,666,289)	(10,070,365)

Total stockholders' deficit	(259,238)	(467,899)

Total liabilities and stockholders' deficit	$397,845	$816,816

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

	Years Ended
	12/31/19	12/31/18

Operating expenses
General and administrative	$1,293,208	$263,990
Lease expense	16,000	16,000
Exploration, evaluation and project expense	215,014	197,731

Total operating expenses	1,524,222	477,721

Net operating loss	(1,524,222)	(477,721)

Interest expense	(71,702)	(58,366)

Net loss	$(1,595,924)	$(536,087)

Weighted average common shares outstanding - basic and diluted	126,426,238	102,800,247

Weighted average common shares outstanding - diluted	126,426,238	102,800,247

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Loss per common share - diluted	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

December 31, 2017	30,187,500	$3,018	102,607,096	$10,261	$9,520,187	$(9,534,278)	$(812)
Issuance of common stock for services, November 2018	-	-	1,500,000	150	68,850	-	69,000
Net loss	-	-	-	-	-	(536,087)	(536,087)
December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	$9,589,037	$(10,070,365)	$(467,899)

December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	$9,589,037	$(10,070,365)	$(467,899)
Stock-based compensation, March 2019	-	-	900,000	90	80,910	-	81,000
Private placement issued, February 2019	-	-	16,700,000	1,670	833,330	-	835,000
Private placement issued, March 2019	-	-	5,848,000	585	291,815	-	292,400
Issuance of common stock for services, April 2019	-	-	900,000	90	125,910	-	126,000
Issuance of common stock for services, August 2019	-	-	900,000	90	98,910	-	99,000
Conversion of preferred stock to common stock, October 2019	(4,000,000)	(400)	4,000,000	400	-	-	0
Stock-based compensation, October 2019	-	-	1,500,000	150	254,850	-	255,000
Issuance of common stock for services, October 2019	-	-	132,192	13	17,172	-	17,185
Conversion of preferred stock to common stock, November 2019	(666,667)	(66)	666,667	66	-	-	0
Issuance of common stock for services, November 2019	-	-	900,000	90	98,910	-	99,000
Net loss	-	-	-	-	-	(1,595,924)	(1,595,924)
December 31, 2019	25,520,833	$2,552	136,553,955	$13,655	$11,390,844	$(11,666,289)	$(259,238)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	Years Ended
	12/31/19	12/31/18

Cash flows from operating activities
Net loss	$(1,595,924)	$(536,087)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	0	69,000
Stock issued for services	677,185
Change in operating assets and liabilities:
Prepaid and reclamation bonds	(137,383)	0
Other assets	0	(1,169)
Accounts payable	10,357	(3,975)
Related party payable	57,011	129,132

Net cash used in operating activities	(988,754)	(343,099)

Cash flows from investing activity
Acquisition of mineral properties	(20,000)	(30,000)

Net cash used in investing activities	(20,000)	(30,000)

Cash flows from financing activities
Proceeds from private placement of stock	432,400	0
Proceeds from advances for stock issuance and private placement of stock	0	695,000

Net cash provided by financing activities	432,400	695,000

Net increase (decrease) in cash	(576,354)	321,901

Cash, beginning of period	620,949	299,048

Cash, end of period	$44,595	$620,949

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

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $11,750,000 as of December 31, 2019.  The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations through achieving revenue growth.  This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company has not generated any revenues since its inception and does not expect to generate any revenues in 2020. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we will need to raise additional capital. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2019, the Company’s cash balance was approximately $45,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2019 and December 31, 2018. The periods ended December 31, 2019, 2018 and 2017 are open to examination by taxing authorities.

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

Net Income (Loss) per Common Share

The Company incurred net losses during the years ended December 31, 2019 and 2018. As such, the Company excluded the following from the net loss per common share calculation as the effect would be anti-dilutive:

	12/31/19	12/31/18
Stock options	9,500,000	9,500,000
Warrants	21,474,000	10,200,000
Preferred stock	25,520,833	30,187,500

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued various ASUs which provided additional implementation guidance, and these ASUs collectively make up FASB ASC Topic 842 – Leases (“ASC 842”).

ASC 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The standard permits retrospective application through recognition of a cumulative effect adjustment at the beginning of either the earliest reporting period presented or the period of adoption. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method as of the adoption date.  Whiting has completed the assessment of its existing accounting policies and documentation, implementation of lease accounting software and enhancement of its internal controls. Adoption of the standard resulted in the recognition of additional lease assets and liabilities on Whiting’s consolidated balance sheet as well as additional disclosures. The adoption did not have a material impact to the Company’s consolidated statement of operations.

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

On March 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended March 31, 2019 valued at $0.09 per share and an aggregate of $81,000.

On April 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended June 30, 2019 valued at $0.14 per share and an aggregate of $126,000.

On August 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended September 30, 2019 valued at $0.11 per share and an aggregate of $99,000.

On October 2019, the Company issued 1,500,000 shares of common stock for executive and director services. valued at $0.17 per share, for an aggregate of $255,000.

On October 2019, the Company issued 132,192 shares of common stock for consulting services performed valued at $0.13 per share and an aggregate of $17,185.

On November 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended December 31, 2019 valued at $0.11 per share and an aggregate of $99,000.

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

As of December 31, 2019, the Company had outstanding 25,520,833 shares of Series B Preferred Stock.

Common Stock Options

A summary of the stock options as of December 31, 2019 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	9,500,000	$0.083	8.70	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2018	9,500,000	$0.083	7.70	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2019	9,500,000	$0.083	6.70	$382,500
Options exercisable at December 31, 2019	9,500,000	$0.083	6.70	$382,500

Total outstanding warrants of 21,474,000 as of December 31, 2019 were as follows:

Warrants Issued	Exercise Price	Expiration Date
10,200,000	$0.15	May 2020
8,350,000	$0.10	February 2021
2,924,000	$0.10	March 2021

NOTE 3 - RELATED PARTY TRANSACTIONS

On October 3, 2019, the Board of Directors approved a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member. On October 10, 2019, there were 500,000 shares of common stock issued to each for a total of 1,500,000 shares with a fair market value of $0.17 per share determined by the closing price of the Company’s common stock as of October 10, 2019 for a non-cash transaction valued at $255,000.

On January 7, 2020, the Board of Directors approved issuance of 350,000 stock options to Ty Minnick, CFO, with an exercise price of $0.11 per share determined by the closing price of the Company’s common stock as of January 7, 2020. The options are 100% percent vested as of the grant date.  In addition, Mr. Minnick received approximately $41,000 in consulting fees from the Company.

As of December 31, 2019, and December 31, 2018, the Company has a related party payable with David Beling of $635,775 and $578,764, respectively. This amount at December 31, 2019 consists of $213,450 of expense reports plus interest of $150,940 and salary of $191,666 plus interest of $79,719.  Interest is accrued at a rate of 1% per month.  Mr. Beling received a salary of $100,000 for 2019.

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

RMM shall expend as minimum work commitments (the “Project Work Commitments”) for the benefit of the Properties prior to the 5th anniversary of the effective date per the schedule below. As the Properties are part of a logical land and mining unit, work performed on any of the Properties will be counted toward Rocky Mountain’s Project Work Commitment. In any given year, if Rocky Mountain incurs Project Work Commitment expenditures in excess of the Project Work Commitment for that year, then up to 20% of the excess expenditures, as measured against the Project Work Commitment for that year, shall be credited toward the minimum Project Work Commitment expenditures for the following years. In any given year, if Rocky Mountain incurs expenditures below the required Project Work Commitment for that year, then up to 20% of the expenditure shortfall, as measured against the Project Work Commitment for that year, may be carried forward by Rocky Mountain and added to the minimum Project Work Commitment expenditures for the following year. In such case, Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the remaining expenditure shortfall for the year. Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year  with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may provide written notice to first party specifying such default. If the Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of December 31, 2019, have been satisfactorily met and include a 5% management fee, but exclude corporate expenses of RMM.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $58,000 as of December 31, 2019 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to it, and to exercise the Mojave Option, RMM issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $80,000 as of December 31, 2019. Future payments will be due as follows:

Due Date	Amount
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

NOTE 5 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Federal statutory income tax rate on net loss	(21.0%)	(21.0%)
Change in valuation allowance	21.0%	21.0%
Tax rate change	0.0%	0.0%
Effective tax rate	-	-

The components of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Federal and state net operating loss carryovers	$1,837,994	$1,489,215
Mineral property	37,109	47,498
Stock compensation	152,060	152,060
Accrued expenses	0	40,250
Total deferred tax asset	$2,027,163	$1,729,023
Less: valuation allowance	(2,027,163)	(1,729,023)
Deferred tax asset	$-0-	$-0-

The Company has approximately a $8,800,000 and $7,100,000 net operating loss carryover as of December 31, 2019 and December 31, 2018, respectively. The net operating loss may offset against taxable income with portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance that eliminates the deferred tax asset as of December 31, 2019 and 2018, as the likelihood of the realization of the tax benefits cannot be determined.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the states of Arizona and Colorado.  Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 6 - SUBSEQUENT EVENTS

On January 7, 2020, the Board of Directors approved issuance of 350,000 stock options to Ty Minnick, CFO, with an exercise price of $0.11 per share determined by the closing price of the Company’s common stock as of January 7, 2020. The options are 100% percent vested as of the grant date.

On January 16, 2020, the Company entered into subscription agreements (“Subscription Agreements”) pursuant to which the Company sold an aggregate of 15,384,615 Units (the “Units”) with gross proceeds to the Company of CAD$2,000,000 to certain accredited investors. The proceeds from this offering will be used for general corporate purposes.

Each Unit was sold for a purchase price of CAD$0.13 per Unit and consisted of one share of the Company’s common stock and a two year warrant to purchase fifty percent (50% or one-half warrant) of the number of Units purchased in the offering at a per share exercise price of CAD$0.20. In connection with the offering, the Company issued an aggregate of 7,692,308 warrants.

The Company paid a total of CAD$118,918 for finder's fees on subscriptions under the offering, together with 914,750 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of CAD$0.20 per share for a period of 24 months from the date of issuance.