Form 10-Q
period 2020-03-31
Bullfrog Gold Corp.
filed 2020-05-14
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,230,237 shares of common stock, par value $0.0001, were outstanding on May 12, 2020.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(unaudited)

	3/31/20	12/31/19
Assets
Current assets
Cash	$1,255,130	$44,595
Prepaids	28,805	26,042
Deposits	116,783	116,783
Total current assets	1,400,718	187,420

Other assets
Mineral properties	210,425	210,425

Total assets	$1,611,143	$397,845

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$23,261	$21,308
Related party payable	637,292	635,775
Total current liabilities	660,553	657,083

Long term liabilities
Warrant liability	269,519	0

Total liabilities	930,072	657,083

Stockholders' deficit
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 3/31/20 and 12/31/19	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 20,229,166 issued and outstanding as of 3/31/20 and 25,520,833 issued and outstanding as of 12/31/19	2,023	2,552
Common stock, 750,000,000 shares authorized, $.0001 par value 157,230,237 share issued and outstanding as of 03/31/20 and 136,553,955 shares issued and outstanding as of 12/31/19	15,723	13,655
Additional paid in capital	12,404,684	11,390,844
Accumulated deficit	(11,741,359)	(11,666,289)

Total stockholders' deficit	681,071	(259,238)

Total liabilities and stockholders' deficit	$1,611,143	$397,845

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

	Three Months Ended
	3/31/20	3/31/19

Revenue	$0	$0

Operating expenses
General and administrative	183,808	317,231
Exploration, evaluation and project expense	43,689	45,691

Total operating expenses	227,497	362,922

Net operating loss	(227,497)	(362,922)

Interest expense	(19,064)	(17,242)
Revaluation of warrant liability	171,491	0

Net loss	$(75,070)	$(380,164)

Weighted average common shares outstanding - basic and diluted	151,424,059	113,198,118

Loss per common share - basic and diluted	$0.00	$0.00

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	$9,589,037	$(10,070,364)	$(467,898)
Stock-based compensation, March 2019	-	-	900,000	90	80,910	-	81,000
Private placement issued, February 2019	-	-	16,700,000	1,670	833,330	-	835,000
Private placement issued, March 2019	-	-	5,848,000	584	291,816	-	292,400
Net loss	-	-	-	-	-	(380,164)	(380,164)
March 31, 2019	30,187,500	$3,018	127,555,096	$12,755	$10,795,093	$(10,450,528)	$360,338

December 31, 2019	25,520,833	$2,552	136,553,955	$13,655	$11,390,844	$(11,666,289)	$(259,238)
Private placement issued, January 2020	-	-	15,384,615	1,539	1,418,151	-	1,419,690
Warrant liability, January 2020	-	-	-	-	(441,010)	-	(441,010)
Conversion of preferred stock, January 2020	(1,000,000)	(100)	1,000,000	100	-	-	-
Stock options issued, January 2020	-	-	-	-	36,699	-	36,699
Conversion of preferred stock, February 2020	(4,291,667)	(429)	4,291,667	429	-	-	-
Net loss						(75,070)	(75,070)
March 31, 2020	20,229,166	$2,023	157,230,237	$15,723	$12,404,684	$(11,741,359)	$681,071

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

	Three Months Ended
	3/31/20	3/31/19

Cash flows from operating activities
Net loss	$(75,070)	$(380,164)
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant liability	(171,491)	0
Stock/options issued for services	36,699	81,000
Change in operating assets and liabilities:
Deposits	(2,763)	0
Other assets	0	(90,000)
Accounts payable	1,953	(165)
Related party payable	1,517	2,550
Net cash used in operating activities	(209,155)	(386,779)

Cash flows from financing activities
Proceeds from private placement of stock	1,419,690	432,400

Net decrease in cash	1,210,535	45,621

Cash, beginning of period	44,595	620,949

Cash, end of period	$1,255,130	$666,570

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2018 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $11,741,000 as of March 31, 2020.  The Company’s consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations which will require generating revenue. This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

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

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2020, the Company’s cash balance was approximately $1,255,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2020 and December 31, 2019. The periods ended December 31, 2019, 2018, 2017 and 2016 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three months ended March 31, 2020 and 2019. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	3/31/20	3/31/19
Stock options	9,850,000	9,500,000
Warrants	30,081,058	21,474,000
Preferred stock	20,229,166	25,520,833

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

NOTE 2 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On February 12, 2019 and March 27, 2019, the Company sold an aggregate of 16,700,000 Units and 5,848,000 Units, respectively, for gross proceeds to the Company of $835,000 ($695,000 of which was received in 2018 and included in liabilities on the consolidated balance sheet) and $292,400, respectively to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of $0.05 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant to purchase 50% of the number of shares of common stock purchased at an exercise price of $0.10 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity.

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

In March 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended March 31, 2019 valued at $0.09 per share and an aggregate of $81,000.

In April 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended June 30, 2019 valued at $0.14 per share and an aggregate of $126,000.

In August 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended September 30, 2019 valued at $0.11 per share and an aggregate of $99,000.

In October 2019, the Company issued 1,500,000 shares of common stock for executive and director services valued at $0.17 per share, for an aggregate of $255,000.

In October 2019, the Company issued 132,192 shares of common stock for consulting services performed valued at $0.13 per share and an aggregate of $17,185.

In November 2019, the Company issued 900,000 shares of common stock for consulting services performed in the three months ended December 31, 2019 valued at $0.11 per share and an aggregate of $99,000.

On January 16, 2020, the Company sold an aggregate of 15,384,615 Units for gross proceeds to the Company of CAD$2,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of CAD$0.13 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant (the “2020 Warrants”) to purchase 50% of the number of shares of common stock purchased at an exercise price of CAD$0.20 per share. In addition, the Company paid a total of CAD$118,918 for finder's fees on subscriptions under the Offering, together with 914,750 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of CAD$0.20 per share for a period of 24 months from the date of issuance.

The Finder Warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $44,858 of the warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
914,750	$0.15	2 years	113.5%	1.6%	$44,858

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

As of March 31, 2020, the Company had outstanding 20,229,166 shares of Series B Preferred Stock.

Common Stock Options

There were a total of 350,000 options granted in January 2020 to Tyler Minnick, CFO. These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of $36,699 with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
350,000	$0.11	6 years	160.4%	1.83%	$36,699

A summary of the stock options as of March 31, 2020 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	9,500,000	$0.083	7.70	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2019	9,500,000	$0.083	6.70	$382,500
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Issued	350,000	-	-	-
Balance at March 31, 2020	9,850,000	$0.084	6.46	$247,500
Options exercisable at March 31, 2020	9,850,000	$0.084	6.46	$247,500

Total outstanding warrants of 30,081,058 as of March 31, 2020 were as follows:

Warrants Issued	Exercise Price	Expiration Date
10,200,000	$0.15	May 2020
8,350,000	$0.10	February 2021
2,924,000	$0.10	March 2021
8,607,058	CAD$0.20	January 2022

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The 2020 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the 2020 Warrants have a derivative liability value.

The value of the 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique.  During the three months ended March 31, 2020, there was a gain on the warrant liability of $171,491 and the value was reduced to $269,519 with the following assumptions:

	1/16/20	3/31/20
Fair market value of common stock	$0.11	$0.08
Exercise price	$0.15	$0.14
Term	2 Years	1.8 Years
Volatility range	113.5%	119.6%
Risk-free rate	1.58%	0.23%

NOTE 4 - RELATED PARTY

As of March 31, 2020, and December 31, 2019, the Company has a related party payable with David Beling, CEO and President, of $637,292 and $635,775, respectively. This amount at March 31, 2020 consists of $195,902 of expense reports plus interest of $161,781 and salary of $191,667 plus interest of $87,942. Interest is accrued at a rate of 1% per month.

On January 7, 2020, the Board of Directors approved issuance of 350,000 stock options to Tyler Minnick, CFO, with an exercise price of $0.11 per share determined by the closing price of the Company’s common stock as of January 7, 2020. The options are 100% percent vested as of the grant date.  In addition, Mr. Minnick received approximately $13,000 in consulting fees from the Company.

NOTE 5 - COMMITMENTS

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

Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year  with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may provide written notice to first party specifying such default. If the Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of March 31, 2020, have been satisfactorily met and include a 5% management fee, but exclude corporate expenses of RMM.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000 (amended to September 23, 2020)

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $58,000 as of March 31, 2020 and makes lease payments on the following schedule:

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

NOTE 6 - SUBSEQUENT EVENTS

None.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 13, 2020.

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

Company History and Recent Events

Bullfrog Gold Corp. was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 21, 2011, the Company changed its name to “Bullfrog Gold Corp.” The Company is in the exploration stage of its business.

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

Metallurgy

In addition to extensive testing and operations using conventional milling at a fine size of -100 mesh, the following relevant test work was completed with respect to heap leaching.

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

The HPGR column test programs on -1/16” leach feed recovered an average 85.8% of the gold compared to 70.7% from the conventional crushed tests sized at -3/8 inch. Results from hydraulic conductivity (load/permeability) testing of column leach residues from programs two and three indicate that cement agglomeration would not be required for heap leaching up to 200 feet high for a size coarser than 80%-1/16 inch feed. However, cement agglomeration is required for leaching 80% -1/16-inch up to 200 feet high.

It is notable that the brittle, rhyolite-hosted deposits in the BF area have very low clay contents that do not generate much additional fines during the sizing stages and they are particularly amenable to leaching fine sizes compared to most other epithermal gold deposits.

Results of Operations

Three Months Ended March 31, 2020 Compared to March 31, 2019

	Three Months Ended
	3/31/20	3/31/19

Revenue	$0	$0

Operating expenses
General and administrative	183,808	317,231
Exploration, evaluation and project expense	43,689	45,691

Total operating expenses	227,497	362,922

Net operating loss	(227,497)	(362,922)

Interest expense	(19,064)	(17,242)
Revaluation of warrant liability	171,491	-

Net loss	$(75,070)	$(380,164)

We are still in the exploration stage and have generated no revenues to date.

For the three months ending March 31, we incurred professional fees comprised of (1) accounting fees for annual audit and consulting for a total of $33,000 in 2020 compared to $28,000 in 2019, (2) legal fees for review of quarterly filings and general services for a total of $3,000 in 2020 and $0 in 2019 and (3) marketing and corporate services of $50,000 in 2020 compared to $230,000 spent in 2019.  The 2019 marketing and corporate services includes 900,000 common shares the Company issued valued at $0.09 per share for a non-cash transaction valued at $81,000; and marketing and corporate development services of $149,000 to consultants. In addition, there was payroll expense of $27,000 for both 2020 and 2019.

The 2020 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the 2020 Warrants have a derivative liability value. This liability value has no effect on the cash flow of the Company and does not represent a cash payment of any kind.

The value of the 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. During the three months ended March 31, 2020, there was a gain on the warrant liability of $171,491 and the value was reduced to $269,519.

There was a total of 350,000 options granted in January 2020 to Tyler Minnick, CFO. These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of $36,699

For the three months ending March 31, exploration, evaluation and project expense costs included professional consulting services for a total of approximately $44,000 in 2020 compared to $46,000 in 2019. Included in the expense is continued payments for lab testing and project review.

As of March 31, 2020, and December 31, 2019, the Company has a related party payable with David Beling, CEO and President, of $637,292 and $635,775, respectively. This amount at March 31, 2020 consists of $195,902 of expense reports plus interest of $161,781 and salary of $191,667 plus interest of $87,942. Interest is accrued at a rate of 1% per month.  This resulted in $19,000 of interest expense in 2020 versus $17,000 in 2019.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

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

With respect to the quarterly period ending March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2020, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Date: May 14, 2020	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
Name: David Beling
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	BULLFROG GOLD CORP.

	By:	/S/ TYLER MINNICK
Name: Tyler Minnick
Title: Chief Financial Officer (Principal Financial and Accounting Officer)