Form 10-Q
period 2020-06-30
Bullfrog Gold Corp.
filed 2020-08-13
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 160,480,237 shares of common stock, par value $0.0001, were outstanding on August 10, 2020.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(unaudited)

	6/30/20	12/31/19
Assets
Current assets
Cash	$713,021	$44,595
Prepaids	42,765	26,042
Deposits	116,783	116,783
Total current assets	872,569	187,420

Other assets
Mineral properties	210,425	210,425

Total assets	$1,082,994	$397,845

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$13,897	$21,308
Related party payable	654,036	635,775
Total current liabilities	667,933	657,083

Long-term liabilities
Warrant liability	768,493	0
Note payable	20,833	0
Total long-term liabilities	789,326	0

Total liabilities	1,457,259	657,083

Stockholders' deficit
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 6/30/20 and 12/31/19	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 20,229,166 issued and outstanding as of 6/30/20 and 25,520,833 issued and outstanding as of 12/31/19	2,023	2,552
Common stock, 750,000,000 shares authorized, $.0001 par value 157,230,237 share issued and outstanding as of 6/30/20 and 136,553,955 shares issued and outstanding as of 12/31/19	15,723	13,655
Additional paid in capital	12,404,684	11,390,844
Accumulated deficit	(12,796,695)	(11,666,289)

Total stockholders' deficit	(374,265)	(259,238)

Total liabilities and stockholders' deficit	$1,082,994	$397,845

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/20	6/30/19	6/30/20	6/30/19

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	197,853	278,289	381,661	595,519
Lease expense	16,000	0	16,000	16,000
Exploration, evaluation and project expense	323,274	83,138	366,963	112,829

Total operating expenses	537,127	361,427	764,624	724,348

Net operating loss	(537,127)	(361,427)	(764,624)	(724,348)

Interest expense	(19,235)	(17,614)	(38,299)	(34,856)
Revaluation of warrant liability	(498,974)	0	(327,483)	0

Net loss	$(1,055,336)	$(379,041)	$(1,130,406)	$(759,204)

Weighted average common shares outstanding:
Basic	157,230,237	128,336,415	154,327,148	120,809,085
Diluted	157,230,237	128,336,415	154,327,148	120,809,085

Loss per common share:
Basic	$(0.01)	$0.00	$(0.01)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	$9,589,037	$(10,070,364)	$(467,898)
Stock-based compensation, March 2019	-	-	900,000	90	80,910	-	81,000
Private placement issued, February 2019	-	-	16,700,000	1,670	833,330	-	835,000
Private placement issued, March 2019	-	-	5,848,000	584	291,816	-	292,400
Net loss	-	-	-	-	-	(380,164)	(380,164)
March 31, 2019	30,187,500	$3,018	127,555,096	$12,755	$10,795,093	$(10,450,528)	$360,338

Issuance of common stock for services, April 2019	-	-	900,000	90	125,910	-	126,000
Net loss	-	-	-	-	-	(379,041)	(379,041)
June 30, 2019	30,187,500	$3,018	128,455,096	$12,846	$10,921,002	$(10,829,569)	$107,297

December 31, 2019	25,520,833	$2,552	136,553,955	$13,655	$11,390,844	$(11,666,289)	$(259,238)
Private placement issued, January 2020	-	-	15,384,615	1,539	1,418,151	-	1,419,690
Warrant liability, January 2020	-	-	-	-	(441,010)	-	(441,010)
Conversion of preferred stock, January 2020	(1,000,000)	(100)	1,000,000	100	-	-	-
Stock options issued, January 2020	-	-	-	-	36,699	-	36,699
Conversion of preferred stock, February 2020	(4,291,667)	(429)	4,291,667	429	-	-	-
Net loss						(75,070)	(75,070)
March 31, 2020	20,229,166	$2,023	157,230,237	$15,723	$12,404,684	$(11,741,359)	$681,071

Net loss	-	-	-	-	-	(1,055,336)	(1,055,336)
June 30, 2020	20,229,166	$2,023	157,230,237	$15,723	$12,404,684	$(12,796,695)	$(374,265)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

	Six Months Ended
	6/30/20	6/30/19

Cash flows from operating activities
Net loss	$(1,130,406)	$(759,204)
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant liability	327,483	0
Stock options issued for services	36,699	0
Stock issued for services	0	207,000
Change in operating assets and liabilities:
Deposits	(16,723)	(98,089)
Accounts payable	(7,411)	3,009
Related party payable	18,261	20,164
Net cash used in operating activities	(772,097)	(627,120)

Cash flows from financing activities
Proceeds from private placement of stock	1,419,690	432,400
Proceeds from paycheck protection program	20,833	0
Net cash provided by financing activities	1,440,523	432,400

Net decrease in cash	668,426	(194,720)

Cash, beginning of period	44,595	620,949

Cash, end of period	$713,021	$426,229

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bullfrog Gold Corp. (the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver, and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver, and other metals on a total of approximately 5,250 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended June 30, 2020 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $12,797,000 as of June 30, 2020.  The Company’s consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations which will require generating revenue. This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

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

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. On June 30, 2020, the Company’s cash balance was approximately $713,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2020 and December 31, 2019. The periods ended December 31, 2019, 2018, 2017 and 2016 are open to examination by taxing authorities.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Net Loss per Common Share

The Company incurred net losses during the three and six months ended June 30, 2020 and 2019. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	6/30/20	3/31/19
Stock options	9,850,000	9,500,000
Warrants	30,081,058	21,474,000
Preferred stock	20,229,166	30,187,500

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

Mining operations in the United States are subject to many different federal, state, and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, we may be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of our potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays greater than those we anticipate, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. We may choose to not be insured against this risk because of high insurance costs or other reasons.

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

On January 16, 2020, the Company sold an aggregate of 15,384,615 Units for gross proceeds to the Company of CAD$2,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of CAD$0.13 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant (the “2020 Warrants”) to purchase 50% of the number of shares of common stock purchased at an exercise price of CAD$0.20 per share. In addition, the Company paid a total of CAD$118,918 for finder's fees on subscriptions under the Offering, and issued to the finder 914,750 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of CAD$0.20 per share for a period of 24 months from the date of issuance.

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

As of June 30, 2020, the Company had outstanding 20,229,166 shares of Series B Preferred Stock.

Common Stock Options

There were a total of 350,000 options granted in January 2020 to Tyler Minnick, CFO. These options issued are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of $36,699 with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
350,000	$0.11	6 years	160.4%	1.83%	$36,699

A summary of the stock options as of June 30, 2020 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	9,500,000	$0.083	7.70	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2019	9,500,000	$0.083	6.70	$382,500
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Issued	350,000	-	-	-
Balance at June 30, 2020	9,850,000	$0.084	6.22	$942,000
Options exercisable at June 30, 2020	9,850,000	$0.084	6.22	$942,000

Total outstanding warrants of 30,081,058 as of June 30, 2020 were as follows:

Warrants Issued	Exercise Price	Expiration Date
10,200,000	$0.15	May 2020
8,350,000	$0.10	February 2021
2,924,000	$0.10	March 2021
8,607,058	CAD$0.20	January 2022

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The 2020 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the 2020 Warrants have a derivative liability value.

The value of the 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. During the three and six months ended June 30, 2020, there was a change in the warrant liability of $498,974 and $327,483, respectively, and the warrant liability was increased to $768,493 with the following assumptions:

	1/16/20	6/30/20
Fair market value of common stock	$0.11	$0.17
Exercise price	$0.15	$0.15
Term	2 Years	1.6 Years
Volatility range	113.5%	123.8%
Risk-free rate	1.58%	0.16%

NOTE 4 - RELATED PARTY

As of June 30, 2020, and December 31, 2019, the Company has a related party payable with David Beling, CEO and President, of $654,036 and $635,775, respectively. This amount on June 30, 2020 consists of $193,412 of expense reports plus interest of $172,543 and salary of $191,667 plus interest of $96,414. Interest is accrued at a rate of 1% per month.

On January 7, 2020, the Board of Directors approved issuance of 350,000 stock options to Tyler Minnick, CFO, with an exercise price of $0.11 per share determined by the closing price of the Company’s common stock as of January 7, 2020. The options are 100% percent vested as of the grant date.  In addition, Mr. Minnick received approximately $13,000 in consulting fees from the Company.

NOTE 5 - COMMITMENTS

On March 23, 2015, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement (the “Barrick Agreement”) with Barrick Bullfrog Inc. (“Barrick Bullfrog”) involving patented mining claims, unpatented mining claims, and mill site claims (collectively, the “Properties”) located approximately four miles west of Beatty, Nevada. In order for RMM to exercise the option to acquire a 100% interest in and to the properties, RMM must provide thirty-days advance notice to Barrick Bullfrog and, thereafter, at the mutually agreed upon closing date, the Company will issue to Barrick Gold 3,230,000 shares of its common stock. The Company has not exercised the option to date. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the Montgomery-Shoshone (M-S) open pit gold mine. In October 2014, the Company optioned the northeast half of the M-S pit and now controls the entire pit, however no payment is due to Barrick Bullfrog for this.

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

Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year  with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may provide written notice to first party specifying such default. If the Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of June 30, 2020, have been satisfactorily met and include a 5% management fee, but exclude corporate expenses of RMM.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000 (amended to September 23, 2020)

On May 21, 2019, the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The Company has expended the required work commitments with a final work commitment of $561,762.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $74,000 as of June 30, 2020 and makes lease payments on the following schedule:

Years Ending December 31	Annual Lease Payment ($)
2019-2022	16,000
2023-2027	21,000
2028-2032	25,000
2033-2037	30,000
2038-2042	40,000
2043-2047	45,000

On October 29, 2014, RMM entered into an Option Agreement (the “Mojave Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the M-S pit mined by Barrick Gold in the 1990s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $80,000 as of December 31, 2019. Future payments will be due as follows:

Due Date	Amount
October 2019	$20,000
October 2020	$25,000
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

On June 11, 2020, the Company was granted a loan (the “Loan”) for $20,833 pursuant to the Paycheck Protection Program (the “PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the United States. The Loan, which was in the form of a Note dated June 11, 2020 matures June 11, 2025 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 11, 2021. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Loan and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company intends to use the entire Loan amount for eligible purposes

NOTE 6 - SUBSEQUENT EVENTS

On August 4, 2020, the Company issued 500,000 shares issued to a consultant for services.

On August 4, 2020, the Company issued options to purchase 500,000 shares of common stock to Ty Minnick, the Company’s chief financial officer, with an exercise price of $0.18 per share determined by the closing price of the Company’s common stock as of August 4, 2020. The options are fully vested as of the grant date and have a term of 10 years.

On August 4, 2020, the Company issued 500,000 shares of common stock to each of the Company’s directors, Alan Lindsay, Kjeld Thygesen, and David Beling, for services.

Two shareholders exercised warrants during the month of July 2020. One shareholder exercised 150,000 shares at US$0.10 and one shareholder exercised 100,000 shares at CDN$0.20.

In July 2020 there were 1,000,000 preferred shares converted into common shares on a one for one basis.

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

Bullfrog Project

The Bullfrog Gold Project lies approximately 4 miles west of the town of Beatty, Nevada and 125 miles northwest of Las Vegas, Nevada. In 2011, Standard Gold Corp. (“Standard Gold”) a wholly owned subsidiary of the Company, initially acquired a 100% right, title and interest in 79 lode claims and 2 patented claims that contain approximately 1,600 acres subject to a 3% net smelter royalty.

On October 29, 2014, Rocky Mountain Minerals Corp. (“RMM”) a wholly owned subsidiary of the Company, entered into an Option Agreement (the “Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the M-S pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and Option granted to RMM, and to exercise the Option, the Company issued Mojave 750,000 shares of common stock and paid Mojave $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, RMM entered into a Mineral Lease and Option to Purchase Agreement with Barrick involving 6 patented mining claims, 20 unpatented mining claims, and 8 mill site claims located approximately four miles west of Beatty, Nevada and covering approximately 444 acres (the “Barrick Properties”). These Barrick Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the M-S open pit from which Barrick produced approximately 220,000 ounces of gold by the late 1990’s. Underground mining in the early 1900s produced approximately 70,000 ounces of gold from the M-S deposit. Also included in the agreement is the northern one third of the main Bullfrog deposit where Barrick mined approximately 2.1 million additional ounces by open pit and underground methods. In addition to prospective adjacent lands, these acquisitions provide the potential to expand the M-S deposit along strike and at depth and in the northern part of the main Bullfrog deposit.

The Company also has access to Barrick’s substantial data base within a 1.5-mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company was required to spend $1.5 million dollars within five years on the Barrick Properties and to exercise the option the Company must issue to Barrick 3.25 million shares of the Company’s common stock.  On May 21, 2019, the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762.  The Company will also provide a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC. (“Lunar”), the owner of 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.

On January 29, 2018, the Company purchased two patented claims, thereby eliminating minor constraints to expand the Bullfrog pit to the north.

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

For reference, Barrick terminated all mining and milling operations in the autumn of 1999 when their cash production costs exceeded gold prices that averaged less than $300 per ounce for the year and reached a low of $258/oz in August 1999. The economic margins for heap leaching lower grades at current gold prices near $1800/oz are deemed better than in 1999, and we believe the Company is positioned to explore such opportunities. Furthermore, Barrick never controlled or had access to a patented claim on the immediate east and north limits of the M-S pit, but this patent is owned by the Company.

Starting in 2015, the Company has studied Barrick’s entire electronic data base and much of their paper data base obtained from their Elko, Nevada and Salt Lake City, Utah offices. On August 9, 2017, an independent engineering firm issued estimates of mineralized materials totally contained on Company controlled lands. In January 2018, the Company purchased a patent that removed all remaining constraints for pit mining the mineralization, see summary below:

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

The estimates above for the 0.36 g.t cutoff are compliant with NI 43-10 standards but the estimates between 0.2 and 0.36 g/t currently are not. Input parameters used in the estimates are tabulated below:

Estimate Input Parameters

Parameter	Input	Unit
Mining Cost - M & W	2.25	$/t
Processing Cost	6.00	$/t
General & Admin.	1.60	$/t
Refining Sales	0.05	$/t
Sell Cost	10	$/tr oz
Gold Recovery	72%
Silver Recovery	20%
Gold Price (3-yr average)	1200	$/tr oz
Pit Slopes	45	degrees

Mineral estimates are in place and do not include recoveries from a proposed downstream heap leach/processing operation. The mineral estimates herein are consistent with the policies and standards of Canadian National Instrument 43-101 (“NI 43-101”). These estimates were based on a 72% gold recovery compared to the average 85% achieved from leaching a much finer size leach feed that also contains more micro-fractures by using high pressure grinding rolls as the third stage of size reduction in place of conventional crushers.

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

The resources and mineralized materials were estimated by the Golden, Colorado office of Tetra Tech. The estimates were prepared in accordance with requirements of NI 43-101 Standards of Disclosure for Mineral Projects. The technical work, analysis and findings were completed or directly supervised by Rex Bryan, PhD, who is as an independent "Qualified Person" as defined by NI 43-101. Mr. Bryan has also reviewed and approved the information in the June 27, 2017 news release.

An internal pit cutoff ranging between 0.20 to 0.36 g/t in the same base case pit shell provides an additional 99,000 ounces of gold averaging 0.26 g/t that is currently planned to be heap leached at a run-of-mine or uncrushed size. Thus, 624,000 ounces of mineralized materials grading 0.70 g/t are within this base case pit. From June 2017 through December 2018 the Company leased 24 patents and staked 134 mining claims to cover exploration targets and potential sites for leach pads and other project facilities.

For reference, the Company estimated in April 2016 a preliminary mineral inventory of 470,000 ounces grading 0.89 g/t using a nominal 0.3 g/t cutoff. In comparison, the mineralized materials of 624,000 ounces represents a 33% increase in gold ounces. As the existing pit slopes are up to 52 degrees and stable after 23 years of no mining, the 45-degree input by Tetra Tech is conservative and provides upside in final pit designs. It is also noted that Barrick terminated all mining by the end of 1998 and mill production in early 1999 when gold prices were less than $300 per ounce. However, economic margins for gold mining in general are now much better, particularly with the application of low-cost heap leaching methods. Barrick also used gold cut-off grades of 0.5 g/t in the pits and 3.0 g/t in the underground mine.

Metallurgy

In addition to extensive testing and operations using conventional milling at a fine size of -100 mesh, the following relevant test work was completed with respect to heap leaching.

In 1986 St Joe column leached a 22-ton composite of minus 12-inch material grading 0.037 gold opt to simulate heap leaching material at a coarse run-of-mine (“ROM”) size and recovered 49% in 59 days of leaching. In 1994 Kappes Cassiday of Reno, NV performed simulated heap leach column tests on 250 kg samples with results as follows.

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

Starting in February 2018, the Company collected four bulk samples from the North Bullfrog and M-S pits and the Mystery Hill (MH) area and conducted extensive metallurgical tests using high pressure grinding rolls (HPGR’s) to compare leaching with conventional crushing equipment. HPGR’s are designed to produce a much finer product that also has much more micro-fractures in the particles thereby increasing and accelerating leach recovery.

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

2020 Drilling Program

On May 1, 2020, the company started a drill program designed to further define resources and ultimate limits of proposed expansions to the Bullfrog and MS pits. The program also fulfilled a final work commitment for the Company to purchase a 100% interest in lands under lease from Barrick by mid-September 2020. Two initial holes were drilled in the Paradise Ridge exploration target located one mile east of the Bullfrog deposit. A total of 25 holes were completed by early June 2020. The following table 1 summarizes the drill assay results and the following figure shows the location of the drill holes.

Table 1 - Drill and Assay Results

Beatty, NV
N
Paradise Ridge Target
BP-20-23
24
Montgomery-
Shoshone Pit
NV Hwy 374
25 KV Power Line
22
21
20
BM-20-1
2
3
Mystery Hill
16
17
14
8
19
5
6
7&7A
10
15
13
18
BH-20-4
BF North
Ext.
Bullfrog Pit

Figure 1

Drill Hole locations

Results of Operations

Three Months Ended June 30, 2020 Compared to June 30, 2019

	Three Months Ended
	6/30/20	6/30/19

Operating expenses
General and administrative	$197,853	$278,289
Lease expense	16,000	0
Exploration, evaluation and project expense	323,274	83,138

Total operating expenses	537,127	361,427

Net operating loss	(537,127)	(361,427)

Interest expense	(19,235)	(17,614)
Revaluation of warrant liability	(498,974)	0

Net loss	$(1,055,336)	$(379,041)

Six Months Ended June 30, 2020 Compared to June 30, 2019

	Six Months Ended
	6/30/20	6/30/19

Operating expenses
General and administrative	$381,661	$595,519
Lease expense	16,000	16,000
Exploration, evaluation and project expense	366,963	112,829

Total operating expenses	764,624	724,348

Net operating loss	(764,624)	(724,348)

Interest expense	(38,299)	(34,856)
Revaluation of warrant liability	(327,483)	0

Net loss	$(1,130,406)	$(759,204)

We are still in the exploration stage and have generated no revenues to date.

For the three months ending June 30, we incurred professional fees comprised of (1) accounting fees for quarterly review and consulting for a total of $20,000 in 2020 compared to $25,000 in 2019, (2) legal fees for review of quarterly filings and general services for a total of $6,000 in 2020 and $7,000 in 2019 and (3) marketing and corporate services of $123,000 in 2020 compared to $206,000 spent in 2019.

For the three months ending June 30, exploration, evaluation, and project expense costs included professional consulting services for a total of approximately $323,000 in 2020 compared to $83,000 in 2019. Included in the expense is continued payments for lab testing and project review, in addition to drilling and assay testing.

For the six months ending June 30, we incurred professional fees comprised of (1) accounting fees for annual audit and consulting for a total of $53,000 in 2020 compared to $53,000 in 2019, (2) legal fees for review of quarterly filings and general services for a total of $8,000 in 2020 and $7,000 in 2019 and (3) marketing and corporate services of $137,000 in 2020 compared to $437,000 spent in 2019.  The 2019 marketing and corporate services includes (i) 900,000 common shares the Company issued valued at $0.09 per share for a non-cash transaction valued at $81,000; (ii) 900,000 common shares the Company issued valued at $0.14 per share for a non-cash transaction valued at $126,000; and (iii) marketing services to $230,000 to a consultant.

In addition, there was payroll expense of $27,000 for both 2020 and 2019.

The Company granted 350,000 options to purchase common stock in January 2020 to Tyler Minnick, CFO. These options are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of $36,699

As of June 30, 2020, and December 31, 2019, the Company has a related party payable with David Beling, CEO and President, of $654,036 and $635,775, respectively. This amount on June 30, 2020 consists of $193,412 of expense reports plus interest of $172,543 and salary of $191,667 plus interest of $96,414. Interest is accrued at a rate of 1% per month.  This resulted in $38,000 of interest expense in 2020 versus $34,000 in 2019.

The 2020 Warrants (see Note 2 to the financial statements included in this report) have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the 2020 Warrants have a derivative liability value. This liability value has no effect on the cash flow of the Company and does not represent a cash payment of any kind.

The value of the 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique.  During the three and six months ended June 30, 2020, there was a change in the warrant liability of $498,974 and $327,483, respectively, and the warrant liability was increased to $768,493.

Liquidity and Capital Resources

To continue as a going concern, the Company will need to raise additional funds and attain profitable operations. The Company has no committed sources of capital and additional funding may not be available on terms acceptable to the Company, or at all.

On January 16, 2020, the Company entered into subscription agreements pursuant to which the Company sold an aggregate of 15,384,615 Units (the “Units”) with gross proceeds to the Company of CAD$2,000,000 to certain accredited investors. The proceeds from this offering will be used for general corporate purposes.

Each Unit was sold for a purchase price of CAD$0.13 per Unit and consisted of one share of the Company’s common stock and a two year warrant to purchase fifty percent (50% or one-half warrant) of the number of Units purchased in the offering at a per share exercise price of CAD$0.20. In connection with the offering, the Company issued an aggregate of 15,384,615 shares of its common stock.

The Company paid a total of CAD$118,918 for finder's fees on subscriptions under the Offering, and issued to the finder 914,750 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of CAD$0.20 per share for a period of 24 months from the date of issuance.

On October 29, 2014, Rocky Mountain Minerals Corp. a wholly owned subsidiary of the Company, entered into an Option Agreement (the “Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the M-S pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, save and except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and Option granted to RMM, and to exercise the Option, RMM the Company issued Mojave 750,000 shares of common stock and paid $16,000. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years. For reference, Barrick Bullfrog Inc. (“Barrick”) terminated a lease on these patents after they ceased operations in late 1999.

On March 23, 2015, RMM the 100% owned subsidiary of the Company entered into a Mineral Lease and Option to Purchase Agreement with Barrick Bullfrog involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located approximately four miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the M-S open pit gold mine. In October 2014, the Company optioned the northeast half of the M-S pit and now controls the entire pit.

On May 21, 2019, the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762.

On October 29, 2014, RMM entered into an Option Agreement (the “Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds and possesses the purchase rights to 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the M-S pit mined by Barrick Gold in the 1990’s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, save and except a sliding scale Net Smelter Return (or NSR) royalty.

To maintain in force, the working right and Option granted to RMM, and to exercise the Option, the Company Mojave 750,000 shares of common stock and paid $16,000 in October 2014. In addition, to exercise the option, RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has paid $80,000.  Future payments due as follows:

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In the event that we are unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we will need to raise additional capital. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock.

If we are unable to raise additional financing, we may have to substantially reduce or cease operations.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property acquisitions are being capitalized, and a required payment of $20,000 was made in 2018 to Mojave Gold Mining Corporation as part of the Option to Purchase Agreement.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

This information is not required because we are a smaller reporting company.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.

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

With respect to the quarterly period ending June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending June 30, 2020, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: August 13, 2020	BULLFROG GOLD CORP.

	By:	/S/ DAVID BELING
Name: David Beling
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	BULLFROG GOLD CORP.

	By:	/S/ TYLER MINNICK
Name: Tyler Minnick
Title: Chief Financial Officer (Principal Financial and Accounting Officer)