Form 10-Q
period 2020-09-30
Bullfrog Gold Corp.
filed 2020-11-13
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 326,580,537 shares of common stock, par value $0.0001, were outstanding on November 10, 2020.

BULLFROG GOLD CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BULLFROG GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(unaudited)

	9/30/20	12/31/19
Assets
Current assets
Cash	$472,782	$44,595
Prepaids	41,998	26,042
Deposits	116,783	116,783
Total current assets	631,563	187,420

Other assets
Mineral properties	210,425	210,425

Total assets	$841,988	$397,845

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$19,914	$21,308
Related party payable	614,854	635,775
Total current liabilities	634,768	657,083

Long-term liabilities
Warrant liability	900,910	0
Note payable	20,833	0
Total long-term liabilities	921,743	0

Total liabilities	1,556,511	657,083

Stockholders' deficit
Preferred stock, 250,000,000 shares authorized, 200,000,000 undesignated, zero issued and outstanding, $.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 9/30/20 and 12/31/19	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 19,229,166 issued and outstanding as of 9/30/20 and 25,520,833 issued and outstanding as of 12/31/19	1,923	2,552
Common stock, 750,000,000 shares authorized, $.0001 par value 161,230,237 share issued and outstanding as of 9/30/20 and 136,553,955 shares issued and outstanding as of 12/31/19	16,123	13,655
Additional paid in capital	13,021,356	11,390,844
Accumulated deficit	(13,753,925)	(11,666,289)

Total stockholders' deficit	(714,523)	(259,238)

Total liabilities and stockholders' deficit	$841,988	$397,845

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/20	9/30/19	9/30/20	9/30/19

Revenue	$0	$0	$0	$0

Operating expenses
General and administrative	641,344	242,991	1,023,005	838,510
Lease expense	0	0	16,000	16,000
Exploration, evaluation and project expense	137,071	143,721	504,034	256,550

Total operating expenses	778,415	386,712	1,543,039	1,111,060

Net operating loss	(778,415)	(386,712)	(1,543,039)	(1,111,060)

Interest expense	(21,376)	(18,148)	(59,675)	(53,004)
Revaluation of warrant liability	(157,439)	0	(484,922)	0

Net loss	$(957,230)	$(404,860)	$(2,087,636)	$(1,164,064)

Weighted average common shares outstanding:
Basic and diluted	159,428,063	128,983,357	156,039,864	123,563,785

Loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

December 31, 2018	30,187,500	$3,018	104,107,096	$10,411	$9,589,037	$(10,070,364)	$(467,898)
Stock-based compensation, March 2019	-	-	900,000	90	80,910	-	81,000
Private placement issued, February 2019	-	-	16,700,000	1,670	833,330	-	835,000
Private placement issued, March 2019	-	-	5,848,000	584	291,816	-	292,400
Net loss	-	-	-	-	-	(380,164)	(380,164)
March 31, 2019	30,187,500	$3,018	127,555,096	$12,755	$10,795,093	$(10,450,528)	$360,338

Issuance of common stock for services, April 2019	-	-	900,000	90	125,910	-	126,000
Net loss	-	-	-	-	-	(379,041)	(379,041)
June 30, 2019	30,187,500	$3,018	128,455,096	$12,846	$10,921,002	$(10,829,569)	$107,297

Issuance of common stock for services, Aug. 2019	-	-	900,000	90	98,910	-	99,000
Net loss	-	-	-	-	-	(404,860)	(404,860)
September 30, 2019	30,187,500	$3,018	129,355,096	$12,935	$11,019,913	$(11,234,429)	$(198,563)

December 31, 2019	25,520,833	$2,552	136,553,955	$13,655	$11,390,844	$(11,666,289)	$(259,238)
Private placement issued, January 2020	-	-	15,384,615	1,539	1,418,151	-	1,419,690
Warrant liability, January 2020	-	-	-	-	(441,010)	-	(441,010)
Conversion of preferred stock, January 2020	(1,000,000)	(100)	1,000,000	100	-	-	-
Stock options issued, January 2020	-	-	-	-	36,699	-	36,699
Conversion of preferred stock, February 2020	(4,291,667)	(429)	4,291,667	429	-	-	-
Net loss						(75,070)	(75,070)
March 31, 2020	20,229,166	$2,023	157,230,237	$15,723	$12,404,684	$(11,741,359)	$681,071

Net loss	-	-	-	-	-	(1,055,336)	(1,055,336)
June 30, 2020	20,229,166	$2,023	157,230,237	$15,723	$12,404,684	$(12,796,695)	$(374,265)

Conversion of warrants, July 2020	-	-	250,000	25	33,566	-	33,591
Conversion of preferred stock, July 2020	(1,000,000)	(100)	1,000,000	100	-	-	-
Stock based compensation, August 2020	-	-	1,500,000	150	269,850	-	270,000
Issuance of common stock August 2020	-	-	500,000	50	94,950	-	95,000
Stock options issued, August 2020	-	-	-	-	85,197	-	85,197
Conversion of warrants September 2020	-	-	750,000	75	133,109	-	133,184
Net loss	-	-	-	-	-	(957,230)	(957,230)
September 30, 2020	19,229,166	$1,923	161,230,237	$16,123	$13,021,356	$(13,753,925)	$(714,523)

See accompanying notes to consolidated financial statements

BULLFROG GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	Nine Months Ended
	9/30/20	9/30/19

Cash flows from operating activities
Net loss	$(2,087,636)	$(1,164,064)
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant liability	484,922	0
Stock options issued for services	121,896	0
Stock issued for services	365,000	306,000
Change in operating assets and liabilities:
Deposits	(15,956)	(96,267)
Accounts payable	(1,394)	52
Related party payable	(20,921)	38,313
Net cash used in operating activities	(1,154,089)	(915,966)

Cash flows from financing activities
Proceeds from private placement of stock	1,419,690	432,400
Proceeds from paycheck protection program	20,833	0
Proceeds from conversion of warrants	141,753
Net cash provided by financing activities	1,582,276	432,400

Net decrease in cash	428,187	(483,566)

Cash, beginning of period	44,595	620,949

Cash, end of period	$472,782	$137,383

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the three months ended September 30, 2020 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Bullfrog Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”) a Nevada corporation and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”) a Nevada corporation. All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

The Company has incurred losses from operations since inception and has an accumulated deficit of approximately $13,754,000 as of September 30, 2020.  The Company’s consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon attaining profitable operations which will require generating revenue. This raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company has not generated any revenues since its inception and does not expect to generate any revenues in 2020. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we will need to raise additional capital. However, except as set forth in Note 5 or Note 6, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Cash and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation up to $250,000. On September 30, 2020, the Company’s cash balance was approximately $473,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2020 and December 31, 2019. The periods ended December 31, 2019, 2018, 2017 and 2016 are open to examination by taxing authorities.

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

Net Loss per Common Share

The Company incurred net losses during the three and Nine Months ended September 30, 2020 and 2019. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	9/30/20	9/30/19
Stock options	10,350,000	9,500,000
Warrants	29,081,058	21,474,000
Preferred stock	19,229,166	30,187,500

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

On January 16, 2020, the Company sold an aggregate of 15,384,615 Units for gross proceeds to the Company of CAD$2,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of C$0.13 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant (the “2020 Warrants”) to purchase 50% of the number of shares of common stock purchased at an exercise price of C$0.20 per share. In addition, the Company paid a total of C$118,918 for finder's fees on subscriptions under the Offering and issued to the finder 914,750 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of C$0.20 per share for a period of 24 months from the date of issuance.

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

In July 2020, the Company issued 150,000 and 100,000 shares of common stock for conversion of warrant shares with an exercise price of US$0.05 and C$0.13, respectively.

In August 2020, the Company issued 1,500,000 shares of common stock for executive and director services valued at $0.18 per share, for an aggregate of $270,000.

In August 2020, the Company issued 500,000 shares of common stock for consulting services performed valued at $0.19 per share and an aggregate of $95,000.

In September 2020, the Company issued 450,000 and 300,000 shares of common stock for conversion of warrant shares with an exercise price of US$0.08 and C$0.13, respectively.

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

In October 2012, the Board of Directors designated 5,000,000 shares of Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors increased the total Series B Preferred Stock designated to 45,000,000.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares would beneficially own more than 4.99% (which may be increased or waived upon no less than 61 days prior notice) in the aggregate of the issued and outstanding shares of our common stock. For a period of 24 months from the issue date, the holder of Series B Preferred Stock were entitled to price protection as determined in the subscription agreement. The Company has evaluated this embedded lower price issuance feature in accordance with ASC 815 and determined that it is clearly and closely related to the host contract and is therefore accounted for as an equity instrument.

As of September 30, 2020, the Company had outstanding 19,229,166 shares of Series B Preferred Stock.

Common Stock Options

The Company granted 350,000 and 500,000 options to purchase common stock in January and August 2020, respectively, to Tyler Minnick, CFO. These options are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of the January 2020 options of $36,699 with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
350,000	$0.11	6 years	160.4%	1.83%	$36,699

The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2020 options of $85,197 with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
500,000	$0.18	6 years	158.8%	(1.02)%	$85,197

A summary of the stock options as of September 30, 2020 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	9,500,000	$0.083	7.70	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Balance at December 31, 2019	9,500,000	$0.083	6.70	$382,500
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Issued	850,000	-	-	-
Balance at September 30, 2020	10,350,000	$0.089	6.21	$1,356,000
Options exercisable at September 30, 2020	10,350,000	$0.089	6.21	$1,356,000

Total outstanding warrants of 29,081,058 as of September 30, 2020 were as follows:

Warrants Issued	Exercise Price	Expiration Date
9,750,000	$0.15	May 2021
8,200,000	$0.10	February 2021
2,924,000	$0.10	March 2021
8,207,058	CAD$0.20	January 2022

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The 2020 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the 2020 Warrants have a derivative liability value.

The value of the 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. During the three and nine months ended September 30, 2020, there was a change in the warrant liability of $157,439 and $484,922, respectively, and the warrant liability was increased to $900,910 with the following assumptions:

	1/16/20	9/30/20
Fair market value of common stock	$0.11	$0.23
Exercise price	$0.15	$0.15
Term	2 Years	1.3 Years
Volatility range	113.5%	100.8%
Risk-free rate	1.58%	0.13%

NOTE 4 - RELATED PARTY

As of September 30, 2020, and December 31, 2019, the Company has a related party payable with David Beling, CEO and President, of $614,854 and $635,775, respectively. This amount on September 30, 2020 consists of $135,205 of expense reports plus interest of $182,839 and salary of $191,667 plus interest of $105,143. Interest is accrued at a rate of 1% per month.

On January 7, 2020, the Board of Directors approved issuance of 350,000 stock options to Tyler Minnick, CFO, with an exercise price of $0.11 per share determined by the closing price of the Company’s common stock as of January 7, 2020. The options are 100% percent vested as of the grant date.

On August 4, 2020, the Board of Directors approved issuance of 500,000 stock options to Mr. Minnick, with an exercise price of $0.18 per share determined by the closing price of the Company’s common stock as of August 4, 2020. The options are 100% percent vested as of the grant date.

In addition, Mr. Minnick received approximately $13,000 in consulting fees from the Company for the three months ending September 30, 2020.

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

Further, if Rocky Mountain incurs expenditures below the required Project Work Commitment for a given year but elects not to carry forward any shortfall to the subsequent year, then Rocky Mountain shall make cash payments to Barrick Bullfrog equal to the expenditure shortfall for the year; provided however, that if Rocky Mountain elects not to carry forward any shortfall such payment shall not be due if Rocky Mountain terminates the agreement before the end of the year  with the expenditure shortfall. If a party fails to keep or perform any covenant or condition of the agreement to be kept or performed by that party, the other party may provide written notice to first party specifying such default. If the Company does not, within 15 days after it has received notice of default with respect to the share delivery, or any party within 30 days after it has received notice of any other default, cure the default, the party issuing the notice of default may terminate the agreement by delivering to the other party written notice of such termination and exercising any other rights and remedies permitted by law or equity. These work commitments, as of September 30, 2020, have been satisfactorily met and include a 5% management fee, but exclude corporate expenses of RMM.

Anniversary of Effective Date	Minimum Project Work Commitment ($)
First (March 2016)	100,000
Second (March 2017)	200,000
Third (March 2018)	300,000
Fourth (March 2019)	400,000
Fifth (March 2020)	500,000 (amended to September 23, 2020)

On May 21, 2019, the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The Company has expended the required work commitments with a final work commitment of $561,762. On September 7, 2020, the term of the Barrick Agreement was extended up to October 23, 2020 unless sooner terminated as provided therein.

On September 7, 2020, the Company entered into a binding term sheet (the “Term Sheet”) among the Company, Homestake Mining Company of California (“Homestake”), Lac Minerals (USA) LLC (“Lac Minerals” and together with Homestake, the “Barrick Parties”), and Augusta Investments Inc. (“Augusta”).

The Term Sheet set forth the principal understanding of the parties with respect to an integrated transaction involving (i) the purchase by the Company from the Barrick Parties of all of the equity interests in Bullfrog Mines LLC, the successor by conversion of Barrick Bullfrog Inc., and (ii) the concurrent financing pursuant to which Augusta and certain individuals identified by Augusta will acquire shares of common stock and warrants of the Company for cash consideration.

On October 9, 2020, the Company entered into definitive agreements relating to the transactions contemplated by the Term Sheet. See Note 6.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform.  If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $74,000 as of September 30, 2020 and makes lease payments on the following schedule:

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

On June 11, 2020, the Company was granted a loan (the “PPP Loan”) for $20,833 pursuant to the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the United States. The PPP Loan, which was in the form of a Note dated June 11, 2020 matures June 11, 2025 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 11, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company intends to use the entire PPP Loan amount for eligible purposes.

NOTE 6 - SUBSEQUENT EVENTS

On October 9, 2020, the Company entered into a membership interest purchase agreement (the “MIPA”) among the Company, Homestake Mining Company of California (“Homestake”), and Lac Minerals (USA) LLC (“Lac Minerals” and together with Homestake, the “Barrick Parties”).

Pursuant to the MIPA, the Company agreed to purchase from the Barrick Parties, and the Barrick Parties agreed to sell to the Company, all of the equity interests (the “Equity Interests”) in Bullfrog Mines LLC (“BMLLC”), the successor by conversion of Barrick Bullfrog Inc. (the “Acquisition Transaction”).

Under the Acquisition Transaction, in consideration for the purchase of the Equity Interests in BMLLC, the Company will issue or provide to the Barrick Parties and/or to Barrick Gold Corporation (“Barrick”), (i) 54,600,000 units of the Company, each unit consisting of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of C$0.30, (ii) a 2% net smelter returns royalty granted on all minerals produced from the Patented Claims and the Unpatented Claims (each as defined in the MIPA), pursuant to a royalty deed to be entered into in connection with and upon closing of the Acquisition Transaction among BMLLC and the Barrick Parties, and (iii) certain investor rights, including anti-dilution rights, pursuant to an investor rights agreement to be entered into in connection with and upon closing of the Acquisition Transaction, among the Company, Augusta Investments Inc. (“Augusta”), and Barrick.

On October 9, 2020, the Company also entered into subscription agreements with Augusta and certain other individuals identified by Augusta (together, the “Augusta Group”), pursuant to which the Company agreed to issue and sell to the Augusta Group, and the Augusta Group agreed to purchase from the Company, an aggregate of 110,000,000 units, at a purchase price of C$0.20 per unit, for an aggregate purchase price of C$22,000,000 (the “Financing Transaction,” and together with the Acquisition Transaction, the “Transactions”). Each unit will consist of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of C$0.30. In addition, pursuant to the investor rights agreement, the Company will grant Augusta certain investor rights, including anti-dilution rights on the same terms as the anti-dilution rights granted to Barrick.

On October 26, 2020, the Acquisition Transaction was finalized, the Company paid a fee of C$1.2 million to Fort Capital Partners.

Upon and as a condition to the closing of the Transactions, the Board of Directors and management of the Company has been reconstituted as follows: (i) all directors of the Company (other than David Beling) resigned, and each of Daniel Earle, Maryse Bélanger and Donald R. Taylor have been appointed as a director, and (ii) all senior management of the Company resigned, and the following persons have been appointed officers of the Company: Maryse Bélanger, President and Chief Executive Officer; Michael McClelland, Chief Financial Officer; Scott Burkett, Vice President, Exploration; and Johnny Pappas, Vice President, Environmental and Planning.

Pursuant to the investor rights agreement, the Company will also grant to Barrick the right to designate one member of the Board of Directors of the Company, subject to the terms and conditions set forth therein. Barrick’s nominee has yet to be named.

The parties further agreed that on and as of the execution date of the MIPA the Barrick Agreement would automatically terminate without any further action on the part of any party thereto.

The Company acquired rights to 1,500 acres adjoining the Company’s Bullfrog Gold Deposit.

The MIPA and Subscription Agreements formalize the terms in the binding term sheet dated September 7, 2020. A 2% NSR royalty that will be granted to the Barrick Parties will decrease to a minimum 0.5% NSR royalty on certain Barrick lands already subject to royalties.

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

The Company also has access to Barrick’s substantial data base within a 1.5-mile radius of the leased lands to further advance its exploration and development programs. To maintain the lease and option, the Company was required to spend $1.5 million dollars within five years on the Barrick Properties and to exercise the option the Company must issue to Barrick 3.25 million shares of the Company’s common stock.  On May 21, 2019, the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762.  On September 7, 2020, the Barrick Agreement was extended to October 23, 2020. The Company will also provide a 2% gross royalty on production from the Barrick Properties. Overriding royalties of 5% net smelter returns and 5% gross proceeds are respectively limited to three claims and two patents in the main Bullfrog pit area. Barrick has retained a back-in right to reacquire a 51% interest in the Barrick Properties, subject to definition of a mineral resource on the Barrick Properties meeting certain criteria and reimbursing the Company in an amount equal to two and one-half times Company expenditures on the Barrick Properties.

The Barrick Agreement was terminated effective October 9, 2020, upon execution of the MIPA (as discussed below).

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

For reference, Barrick terminated all mining and milling operations in the autumn of 1999 when their cash production costs exceeded gold prices that averaged less than $300 per ounce for the year and reached a low of $258/oz in August 1999. The economic margins for heap leaching lower grades at current gold prices near $1900/oz are deemed better than in 1999, and we believe the Company is positioned to explore such opportunities. Furthermore, Barrick never controlled or had access to a patented claim on the immediate east and north limits of the M-S pit, but this patent is owned by the Company.

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

The estimates above for the 0.36 g/t cutoff are compliant with NI 43-101 standards but the estimates between 0.2 and 0.36 g/t currently are not. Input parameters used in the estimates are tabulated below:

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

Table 1 - Drill and Assay Results

Beatty, NV
N
Paradise Ridge Target
BP-20-23
24
Montgomery-
Shoshone Pit
BM-20-1
22
21
20
2
3
NV Hwy 374
25 KV Power Line
Mystery Hill
16
17
14
8
19
13
18
5
6
15
10
7&7A
BH-20-4
BF North
Ext.
Bullfrog Pit

Figure 1

Drill Hole locations

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019

	Three Months Ended
	9/30/20	9/30/19

Operating expenses
General and administrative	$641,344	$242,991
Lease expense	0	0
Exploration, evaluation and project expense	137,071	143,721

Total operating expenses	778,415	386,712

Net operating loss	(778,415)	(386,712)

Interest expense	(21,376)	(18,148)
Revaluation of warrant liability	(157,439)	0

Net loss	$(957,230)	$(404,860)

Nine Months Ended September 30, 2020 Compared to September 30, 2019

	Nine Months Ended
	9/30/20	9/30/19

Operating expenses
General and administrative	$1,023,005	$838,510
Lease expense	16,000	16,000
Exploration, evaluation and project expense	504,034	256,550

Total operating expenses	1,543,039	1,111,060

Net operating loss	(1,543,039)	(1,111,060)

Interest expense	(59,675)	(53,004)
Revaluation of warrant liability	(484,922)	0

Net loss	$(2,087,636)	$(1,164,064)

The project is still in the exploration stage and have generated no revenues to date.

For the three months ending September 30, we incurred professional fees comprised of (1) accounting fees for quarterly review and consulting for a total of $18,000 in 2020 compared to $21,000 in 2019, (2) legal fees for review of quarterly filings and general services for a total of $43,000 in 2020 and $48,000 in 2019 and (3) marketing and corporate services of $57,000 in 2020 compared to $1,000 spent in 2019.

For the three months ending September 30, exploration, evaluation, and project expense costs included professional consulting services for a total of approximately $137,000 in 2020 compared to $144,000 in 2019. Included in the expense is continued payments for lab testing and project review, in addition to drilling and assay testing.

For the nine months ending September 30, we incurred professional fees comprised of (1) accounting fees for annual audit and consulting for a total of $71,000 in 2020 compared to $75,000 in 2019, (2) legal fees for review of quarterly filings and general services for a total of $51,000 in 2020 and $56,000 in 2019 and (3) marketing and corporate services of $306,000 in 2020 compared to $562,000 spent in 2019.  The 2019 marketing and corporate services includes (i) 900,000 common shares the Company issued valued at $0.09 per share for a non-cash transaction valued at $81,000; (ii) 900,000 common shares the Company issued valued at $0.14 per share for a non-cash transaction valued at $126,000; (iii) 900,000 common shares the Company issued valued at $0.11 per share for a non-cash transaction valued at $99,000; and (iv) marketing services of $230,000 to a consultant.

In addition, there was payroll expense of $185,000 and $81,000 for 2020 and 2019, respectively.

The Company granted 350,000 options and 500,000 options to purchase common stock in January 2020 and August 2020, respectively, to Tyler Minnick, CFO. These options are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of $36,699 for the January options and $85,197 for the August options.

As of September 30, 2020, and December 31, 2019, the Company has a related party payable with David Beling, CEO and President, of $614,854 and $635,775, respectively. This amount on September 30, 2020 consists of $135,205 of expense reports plus interest of $182,839 and salary of $191,667 plus interest of $105,143. Interest is accrued at a rate of 1% per month.

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

The value of the 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique.  During the three and nine months ended September 30, 2020, there was a change in the warrant liability of $157,439 and $484,922, respectively, and the warrant liability was increased to $900,910.

Liquidity and Capital Resources

To continue as a going concern, the Company will need to raise additional funds and attain profitable operations. The Company has no committed sources of capital and additional funding may not be available on terms acceptable to the Company, or at all.

On January 16, 2020, the Company entered into subscription agreements pursuant to which the Company sold an aggregate of 15,384,615 units with gross proceeds to the Company of C$2,000,000 to certain accredited investors. The proceeds from this offering will be used for general corporate purposes.

Each unit was sold for a purchase price of C$0.13 per unit and consisted of one share of the Company’s common stock and a two year warrant to purchase fifty percent (50% or one-half warrant) of the number of units purchased in the offering at a per share exercise price of C$0.20. In connection with the offering, the Company issued an aggregate of 15,384,615 shares of its common stock.

The Company paid a total of C$118,918 for finder's fees on subscriptions under the Offering and issued to the finder 914,750 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of CAD$0.20 per share for a period of 24 months from the date of issuance.

On March 23, 2015, RMM (the Company’s wholly-owned subsidiary) entered into a Mineral Lease and Option to Purchase Agreement with Barrick Bullfrog (the “Barrick Agreement”) involving patented mining claims, unpatented mining claims, and mill site claims (“Properties”) located approximately four miles west of Beatty, Nevada. These Properties are strategically located adjacent to the Company’s Bullfrog Gold Project and include two patents that cover the southwest half of the M-S open pit gold mine. In October 2014, the Company optioned the northeast half of the M-S pit and now controls the entire pit.

On May 21, 2019, the Barrick Agreement was amended whereby work commitments for the fifth anniversary and the total of $1.5 million were extended to September 23, 2020. The final work commitment has been accounted at $561,762. On September 7, 2020, the Barrick Agreement was extended to October 23, 2020. As a result of entering the Membership Purchasing agreement on October 9, 2020, the Barrick Agreement was terminated.

On October 9, 2020, the Company entered into a membership interest purchase agreement (the “MIPA”) among the Company, Homestake Mining Company of California (“Homestake”), and Lac Minerals (USA) LLC (“Lac Minerals” and together with Homestake, the “Barrick Parties”).

Pursuant to the MIPA, the Company agreed to purchase from the Barrick Parties, and the Barrick Parties agreed to sell to the Company, all of the equity interests (the “Equity Interests”) in Bullfrog Mines LLC (“BMLLC”), the successor by conversion of Barrick Bullfrog Inc. (the “Acquisition Transaction”).

Under the Acquisition Transaction, in consideration for the purchase of the Equity Interests in BMLLC, the Company will issue or provide to the Barrick Parties and/or to Barrick Gold Corporation (“Barrick”), (i) 54,600,000 units of the Company, each unit consisting of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of C$0.30, (ii) a 2% net smelter returns royalty granted on all minerals produced from the Patented Claims and the Unpatented Claims (each as defined in the MIPA), pursuant to a royalty deed to be entered into in connection with and upon closing of the Acquisition Transaction among BMLLC and the Barrick Parties, and (iii) certain investor rights, including anti-dilution rights, pursuant to an investor rights agreement to be entered into in connection with and upon closing of the Acquisition Transaction, among the Company, Augusta Investments Inc. (“Augusta”), and Barrick.

On October 9, 2020, the Company also entered into subscription agreements with Augusta and certain other individuals identified by Augusta (together, the “Augusta Group”), pursuant to which the Company agreed to issue and sell to the Augusta Group, and the Augusta Group agreed to purchase from the Company, an aggregate of 110,000,000 units, at a purchase price of C$0.20 per unit, for an aggregate purchase price of C$22,000,000 (the “Financing Transaction,” and together with the Acquisition Transaction, the “Transactions”). Each unit will consist of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of C$0.30. In addition, pursuant to the investor rights agreement, the Company will grant Augusta certain investor rights, including anti-dilution rights on the same terms as the anti-dilution rights granted to Barrick.

On October 26, 2020, the Acquisition Transaction was finalized, the Company paid a fee of C$1.2 million to Fort Capital Partners.

Upon and as a condition to the closing of the Transactions, the Board of Directors and management of the Company has been reconstituted as follows: (i) all directors of the Company (other than David Beling) will resigned, and each of Daniel Earle, Maryse Bélanger and Donald R. Taylor have been appointed as a director, and (ii) all senior management of the Company resigned, and the following persons have been appointed officers of the Company: Maryse Bélanger, President and Chief Executive Officer; Michael McClelland, Chief Financial Officer; Scott Burkett, Vice President, Exploration; and Johnny Pappas, Vice President, Environmental and Planning.

Pursuant to the investor rights agreement, the Company will also grant to Barrick the right to designate one member of the Board of Directors of the Company, subject to the terms and conditions set forth therein. Barrick’s nominee has yet to be named.

The parties further agreed that on and as of the execution date of the MIPA the Barrick Agreement would automatically terminate without any further action on the part of any party thereto.

The Company acquired rights to 1,500 acres adjoining the Company’s Bullfrog Gold Deposit.

The MIPA and Subscription Agreements formalize the terms in the binding term sheet dated September 7, 2020. A 2% NSR royalty that will be granted to the Barrick Parties will decrease to a minimum 0.5% NSR royalty on certain Barrick lands already subject to royalties.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In the event that we are unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due. To continue as a going concern, we will need to raise additional capital. However, except as otherwise set forth herein, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

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

With respect to the quarterly period ending September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2020, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: November 13, 2020	BULLFROG GOLD CORP.

	By:	/S/ Maryse Bélanger
Name: Maryse Bélanger
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	BULLFROG GOLD CORP.

	By:	/S/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)