Form 10-K
period 2020-12-31
AUGUSTA GOLD CORP.
filed 2021-03-16
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54653

AUGUSTA GOLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2252162
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 555 - 999 Canada Place Vancouver, BC, Canada	V6C 3E1
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 687-1717

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,711,829.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,755,601 shares of common stock par value $0.0001, were outstanding on March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2021 Annual General Meeting of Shareholders are incorporated herein. See Part III.

2

3

CAUTIONARY NOTE TO INVESTORS REGARDING MINERAL ESTIMATES

Our technical report entitled “NI 43-101 Technical Report Mineral Resource Estimate Bullfrog Gold Project Nye County, Nevada” with an effective date of February 22, 2021 referenced herein (the “Technical Report”), uses the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” as defined in Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These terms are not defined or recognized under the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101.

We reference the Technical Report in this Annual Report on Form 10-K for informational purposes only, and such report is not incorporated herein by reference.

Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves under SEC Industry Guide 7. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or preliminary feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically, technically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC (the “SEC Modernization Rules”). The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its 10-K for the fiscal year beginning January 1, 2021, subject to certain exceptions which may require compliance earlier. Under the SEC Modernization Rules, the definitions of “proven mineral reserves” and “probable mineral reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions and standards under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s mineral reserve and mineral resource estimates will be the same as those reported under CIM Definition Standards as contained in the technical report or that the economics for the Company’s mineral project estimated in the Technical Report will be the same as those estimated in any technical report prepared by the Company under the SEC Modernization Rules in the future.

The term “mineralized material” as used in this annual report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain and investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves” that can be economically or legally extracted.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”.  Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future.  Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved.  These forward looking statements may include, but are not limited to, statements concerning:

•the Company’s strategies and objectives, both generally and in respect of the Bullfrog Gold Project;

•the recommendations of the Technical Report for the Bullfrog Gold Project;

•the Company’s decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs at the Bullfrog Gold Project;

•the Company’s estimates of the quality and quantity of the mineralized materials at its mineral properties;

•the potential discovery and delineation of mineral deposits/reserves and any expansion thereof beyond the current estimate;

•the Company’s expectation that it will become a gold producer;

•the Company’s estimates of future operating and financial performance;

•the Company’s potential funding requirements and sources of capital, including near-term sources of additional cash and long-term financing through the sale of equity and/or debt financings and through the exercise of stock options and warrants;

•the Company’s expectation that the Company will continue to raise capital;

•the Company’s expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;

•the Company’s estimates of its future cash position;

•the Company’s anticipated general business and economic conditions;

•the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations; and

•that the Company will operate at a loss for the foreseeable future.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•our history of losses;

•negative cash flow;

•our limited operating history;

•increased costs affecting our financial condition;

•the Bullfrog Gold Project being in the exploration stage;

•whether the Bullfrog Gold Project is feasible;

•the Bullfrog Gold Project requiring substantial capital investment;

•our inability to obtain required permits;

•our status as a junior mining company;

•difficulties in managing growth;

•our potential loss of key persons;

•risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;

•the risks of mineral exploration;

•evaluation uncertainty in estimating mineralized material;

•changes in estimates of mineralized material;

•our exploration projects not succeeding;

•price volatility of gold and silver;

•environmental regulations;

•challenges to title to our properties;

•amendments to mining law;

•supply shortages;

•inability to maintain infrastructure to conduct exploration activities;

•new regulation related to climate change;

•relationships with communities in which we operate;

•newly adopted mining disclosure regulations;

•evolving corporate standards;

•Canadian reporting requirements; and

•The price of the shares of common stock being volatile.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list of factors that may affect any of the Company’s forward-looking statements is not exhaustive. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in “Part I, Item 1A, Risk Factors”, of this Annual Report on Form 10-K as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Annual Report on Form 10-K are based on the beliefs, expectations and opinions of management as of the date of this Annual Report. The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

GLOSSARY OF SELECTED MINING TERMS

Ag	Silver

Au	Gold

Breccia	Broken sedimentary and volcanic rock fragments cemented by a fine-grained matrix

Clastic Rock	Fragments, or clasts, of pre-existing minerals

Cutoff Grade	The minimum mineral content included in mineral and ore reserve estimates and that may be economically mined and or processed

Deposit

A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved

Detachment Fault	A regionally extensive, gently dipping normal fault that is commonly associated with extension in large blocks of the earth’s crust

g/t	Grams per metric tonne

Metamorphic Rock	Rock that has transformed to another rock form after intense heat and pressure

Miocene	A geologic era that extended from 5 million to 23 million years ago

Mineralization	The concentration of metals and their chemical compounds within a body of rock

Net Smelter Royalty

A percentage payable to an owner or lessee from the production or net proceeds received by the operator from a smelter or refinery, less transportation, insurance, smelting and refining costs and penalties as set out in a royalty agreement.

Paleozoic	A geologic era extending from 230 million to 540 million years ago

Photogrammetry	The science of making measurements from photographs; the output is typically a map or a drawing

Proterozoic	A geologic era extending from 540 million years to 2,500 million years ago.

Reverse Circulation (RC)	A drilling method whereby drill cuttings are returned to the surface through the annulus between inner and outer drill rods, thereby minimizing contamination from wall rock.

Rhyolite	An igneous, volcanic extrusive rock containing more than 65% silica.

Schist	A group metamorphic rocks that contain more than 50% platy and elongated minerals such as mica.

Siliciclastic Rock	Non-carbonate sedimentary rocks that are almost exclusively silicas-bearing, either as quartz or silicate minerals.

Tertiary	A geologic era from 2.6 million to 65 million years ago.

SEC Industry Guide 7 Definitions

Exploration Stage	An “exploration stage” prospect is one which is not in either the development or production stage

Development Stage

A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production.  This stage typically occurs after completion of a feasibility study

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction

Probable Reserve

The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product

Proven Reserve

The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established

Reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction.  “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.  A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined

1.For SEC Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2.SEC Industry Guide 7 does not require designation of a qualified person.

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we", "us", "our", "Augusta", "Augusta Gold Corp." or the "Company" refer to Augusta Gold Corp., a Delaware corporation, and its subsidiaries.

CURRENCY

References to CDN or C$ refer to Canadian currency and USD or $ to United States currency.

METRIC CONVERSION TABLE

To Convert Metric Measurement Units	To Imperial Measurement Units	Multiply by
Hectares	Acres	2.4710
Meters	Feet	3.2808
Kilometers	Miles	0.6214
Tonnes	Tons (short)	1.1023
Liters	Gallons	0.2642
Grams	Ounces (troy)	0.0322
Grams per tonne	Ounces (troy) per ton (short)	0.0292

PART I

ITEM 1. BUSINESS

General Corporate Overview

Augusta Gold is an exploration stage gold company focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog Gold Project and pursing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present we are in the exploration stage and do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

The Bullfrog Gold Project is located approximately 120 miles north-west of Las Vegas, Nevada and 4 miles west of Beatty, Nevada. The Company controls approximately 7,800 acres of mineral rights including the Bullfrog and Montgomery-Shoshone deposits and has further identified significant additional mineralization around the existing pits and defined several exploration targets that could further enhance the Bullfrog Gold Project. See “Part I - Item 2 - Properties” in this Annual Report on Form 10-K for a further description of the Bullfrog Gold Project.

The Company is led by a management team and board of directors with a proven track record of success in financing and developing mining assets and delivering shareholder value.

Augusta Gold Corp. was incorporated under the laws of the State of Delaware on July 23, 2007 as Kopr Resources Corp. On July 21, 2011, the Company changed its name to “Bullfrog Gold Corp.” On January 26, 2021, the Company changed its name to “Augusta Gold Corp.” and completed a consolidation of its shares of common stock on the basis of one (1) new share of common stock for every six (6) old shares of common stock (the “Consolidation”).

Recent Development of the Business

On October 9, 2020, the Company entered into a membership interest purchase agreement (the “MIPA”) among the Company, Homestake Mining Company of California (“Homestake”), and Lac Minerals (USA) LLC (“Lac Minerals” and together with Homestake, the “Barrick Parties”).

Pursuant to the MIPA, the Company agreed to purchase from the Barrick Parties, and the Barrick Parties agreed to sell to the Company, all of the equity interests (the “Equity Interests”) in Bullfrog Mines LLC (“Bullfrog Mines”), the successor by conversion of Barrick Bullfrog Inc. (the “Acquisition Transaction”).

The Acquisition Transaction closed on October 26, 2020.  Through the Company’s acquisition of the Equity Interests, the Company acquired rights to 1,500 acres of land adjoining the Company’s Bullfrog Gold deposit. Additional details on the Acquisition Transaction are set out in this Annual Report under “Part I - Item 2 - Properties” - “Location, Property Description and Ownership” - “Barrick Claims”. As at the date of this Annual Report, the Company’s total land position at the Bullfrog Gold Project totals approximately 7,800 acres.

Following closing of the Acquisition Transaction, the Company’s board and management was reconstituted to include Maryse Bélanger as President, CEO and director, and Messrs. Donald Taylor and Daniel Earle as directors of the Company joining Mr. David Beling as the sole pre-existing Company director.

On January 7, 2021, the Company announced the appointment of Mr. Richard Warke, Ms. Poonam Puri and Mr. John Boehner as directors of the Company, the resignation of Mr. David Beling as a director of the Company, and the appointments of new members of management. On January 20, 2021, the Company announced the appointment of Mr. Len Boggio as a director of the Company.

Availability of Raw Materials

All of the raw materials we require to carry on our business are readily available through normal supply or business contracting channels in Canada and the United States. As a result, we do not believe that we will experience any shortages of required personnel, equipment or supplies in the foreseeable future.

Dependence on a Few Contracts

Our business is not substantially dependent on any contract such as a contract to sell the major part of the Company’s products or services or to purchase the major part of its requirements for goods, services or raw materials, or on any franchise or license or other agreement to use a patent, formula, trade secret, process or trade name upon which its business depends.  Rather, our ability to continue making the holding, assessment, lease and option payments necessary to maintain our interest in our mineral projects is of primary concern.  We do not presently anticipate any difficulties in this regard in the current financial year.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition among mining companies for a limited number of gold acquisition and exploration opportunities. We may compete with other junior mining companies for mining claims in regions adjacent to our existing claims. Some of these competing mining companies have substantially greater financial and technical resources than us. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices.

We compete with other mining companies to retain expert consultants required to complete our geological and project development studies. We also compete with other mining companies to hire mining engineers, geologists and other skilled personnel in the mining industry, and for exploration and development services. In competing for qualified mineral exploration personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand commodity cycles.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages for certain equipment such as bulldozers and excavators and services, such as contract drilling that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need, we may have to suspend our exploration plans until we are able to secure them.

Compliance with Government Regulation

The exploration and development of a mining property is subject to regulation by a number of federal and state government authorities.  These include the United States Environmental Protection Agency (“EPA”) and the United States Bureau of Land Management (“BLM”) as well as the various state environmental protection agencies.  The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances.  In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation.  Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities.  The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

Federal

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended, which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws.  Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin.  Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time.  Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

Nevada

In Nevada, initial stage surface exploration activities that do not disturb the surface, do not require any permits.  Notice-level exploration permits (“NOI”) are required (through the BLM) for the Bullfrog Gold Project to perform drilling or other surface disturbing activities with less than five acres extent.  More extensive disturbance requires submittal and approval of a “Plan of Operations” and “Environmental Assessment” from the BLM.

In Nevada, we are also required to post bonds with the State of Nevada to secure our environmental and reclamation obligations on private land, with amount of such bonds reflecting the level of rehabilitation anticipated by the then proposed activities.

If in the future we are successful in defining a commercially viable mineral deposit on our property interests, then if and when we commence any mineral production, we will also need to comply with laws that regulate or propose to regulate our mining activities, including the management and handling of raw materials, disposal, storage and management of hazardous and solid waste, the safety of our employees and post-mining land reclamation.

We cannot predict the impact of new or changed laws, regulations or permitting requirements, or changes in the ways that such laws, regulations or permitting requirements are enforced, interpreted or administered.  Health, safety and environmental laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated health, safety and environmental capital expenditures or reclamation and closure expenditures will be required in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions.  Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations.  Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations.  Our policy is to conduct business in a way that safeguards public health and the environment.  We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites.  It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions.  CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act (“CAA”), as amended, restricts the emission of air pollutants from many sources, including exploration, development, mining and processing activities.  The Company’s current exploration activities and any future development, mining or processing operations by the Company may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws.  New facilities may be required to obtain permits before development, mining and processing work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance.  In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions.  If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”).  The EPA, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS.  This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency.  The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities.  Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations.  The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit.  The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells.  The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state.  The program requires that a permit be obtained before drilling a disposal or injection well.  Violation of these regulations and/or contamination of groundwater by exploration, development. mining, processing or other related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws.  In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations.  Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Employees

As of the date of this filing, the Company has 13 employees. We continue to engage various independent contractors and consultants to fulfill additional needs. Additional employees will be hired on an as needed basis.

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global gold demand and political and economic conditions.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,269
2019	1,546	1,270	1,393
2020	2,067	1,474	1,770

Data Source: www.kitco.com

Seasonality

The Company’s business operations, including exploration of the Bullfrog Gold Project, are not subject to material restrictions on our operations due to seasonality.

Available Information

We make available, free of charge, on or through our Internet website, at www.augustagold.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could materially and adversely affect our business, operating results and financial condition, as well as materially and adversely affect the value of an investment in our Common Shares. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

Financial Risks

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future.  We incurred the following losses from operations during each of the following periods:

•$(11,959,284) for the year ended December 31, 2020; and

•$(1,595,924) for the year ended December 31, 2019.

We have an accumulated deficit of $23,625,573 as of December 31, 2020. We expect to continue to incur losses unless and until such time as our Bullfrog Gold Project or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations.  We recognize that if we are unable to generate cash flows from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Negative Operating Cash Flow

The Company is an exploration stage company and has not generated cash flow from operations.  The Company is devoting significant resources to the exploration of its Bullfrog Gold Project and to actively pursue exploration and development opportunities, however, there can be no assurance that it will generate positive cash flow from operations in the future.  The Company expects to continue to incur negative consolidated operating cash flow and losses until such time as it achieves commercial production at a particular project.  The Company currently has negative cash flow from operating activities.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception we have had no revenue from operations.  We have no history of producing metals from any of our properties.  Our Bullfrog Gold Project is an exploration stage property.  Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold/silver mineral reserves to support a commercial mining operation;

•the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•the availability and cost of appropriate smelting and/or refining arrangements, if required;

•compliance with environmental and other governmental approval and permit requirements;

•the availability of funds to finance exploration, development and construction activities, as warranted;

•potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

•potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies.  It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction and mine start-up.  Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

We may need to obtain additional financing to fund our exploration programs.

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

Increased costs could affect our financial condition.

We anticipate that costs at our projects and properties that we may explore or develop will frequently be subject to variation from one year to the next due to a number of factors, such as changing grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the body.  In addition, costs are affected by the price of commodities such as fuel, steel, rubber, and electricity.  Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable.  A material increase in costs at any significant location could have a significant effect on our profitability.

Operating Risks

Our Bullfrog Gold Project is in the exploration stage.

The Bullfrog Gold Project has estimated mineralized material, but there has not been a mineral reserve estimation in accordance with SEC Industry Guide 7. There is no assurance that we can establish the existence of any mineral reserves on the Bullfrog Gold Project in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the project and if we do not do so, we will lose all of the funds that we expend on exploration.  If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our project does not contain any “reserves” and any funds that we spend on exploration could be lost.  Even if we do eventually discover a mineral reserve on our project, there can be no assurance that they can be developed into producing mines and extract those minerals.  Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices.  Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

We cannot be assured that the Bullfrog Gold Project is feasible or that a feasibility study will accurately forecast economic results.

The Bullfrog Gold Project is our principal asset. Our future profitability depends largely on the economic feasibility of the project. Before arranging financing for development and production at the Bullfrog Gold Project, we will have to complete a feasibility study. The results of our feasibility study may not be as favorable as the results of our prior studies. There can be no assurance that mining processes and results including potential gold production rates, revenue, capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in such feasibility study.

The Bullfrog Gold Project requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The exploration and, if warranted, development and operation of the Bullfrog Gold Project will require significant capital. Our ability to raise sufficient capital and/or secure a development partner on satisfactory terms, if at all, will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors or other factors such as lower gold prices, unanticipated operating or permitting challenges, perception of environmental impact or, illiquidity in the debt markets or equity markets, could impede our ability to finance the Bullfrog Gold Project on acceptable terms, or at all, including the cost of such capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern.

We may not be able to get the required permits at the Bullfrog Gold Project in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of exploration or, if warranted, development of the Bullfrog Gold Project. If we are unable to acquire permits to explore, develop or mine the property, then the Project cannot be developed and operated. In addition, the property would have no reserves under SEC Industry Guide 7, which could result in an impairment of the carrying value of the project.

We are a junior gold exploration company with no mining operations, and we may never have any mining operations in the future.

Our business is exploring for gold and other minerals. In the event that we discover commercially exploitable gold or other deposits, we will not be able to generate any sales from them unless the gold or other minerals are actually mined, or we sell all or a part of our interest. Accordingly, we will need to find some other entity to mine our properties on our behalf, mine them ourselves or sell our rights to mine to third parties. Mining operations in the United States are subject to many different federal, state, and local laws and regulations, including stringent environmental, health and safety laws. In the event we assume any operational responsibility for mining our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those we anticipate, adversely affecting any potential mining operations of ours. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

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

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management. We may not be successful in attracting and retaining employees in the future and the loss of the key members of management would have a material adverse effect on our operations.

The outbreak of the coronavirus pandemic may impact the Company’s plans and activities

The Company’s exploration and development activities may be affected by existing or threatened medical pandemics, such as the novel coronavirus (COVID-19). A government may impose strict emergency measures in response to the threat or existence of an infectious disease, such as the emergency measures imposed by governments of many countries and states in response to the COVID-19 virus pandemic. As such, there are potentially significant economic and social impacts of infectious diseases, including but not limited to the inability of the Company to develop and operate as intended, shortage of skilled employees or labor unrest, inability to access sufficient healthcare, significant social upheavals or unrest, disruption to operations, supply chain shortages or delays, travel and trade restrictions, government or regulatory actions or inactions (including but not limited to, changes in taxation or policies, or delays in permitting or approvals, or mandated shut downs), declines in the price of precious metals, capital markets volatility, availability of credit, loss of investor confidence and impact on economic activity in affected countries or regions. In addition, such pandemics or diseases represent a serious threat to maintaining a skilled workforce in the mining industry and could be a major health-care challenge for the Company. There can be no assurance that the Company or the Company’s personnel will not be impacted by these pandemic diseases and the Company may ultimately see its workforce productivity reduced or incur increased medical costs/insurance premiums as a result of these health risks. COVID-19 is rapidly evolving and the effects on the mining industry and the Company are uncertain. The Company may not be able to accurately predict the impact of infectious disease, including COVID-19, or the quantum of such risks. There can be no assurance that the Company will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity and may severely limit the financing capital available to the Company.

Mining Risks

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•economically insufficient mineralized material;

•the ability to find sufficient gold, silver or other metal reserves to support a profitable mining operation;

•fluctuation in production costs that make mining uneconomical;

•labor disputes;

•unanticipated variations in grade and geological characteristics;

•environmental events such as storms and flooding;

•water availability;

•difficult surface or underground conditions;

•industrial accidents;

•unexpected metallurgical response;

•mechanical and equipment performance limitations;

•geotechnical constraints; and

•decrease in the value of mineralized material due to lower gold and/or silver prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates.  We currently have very limited insurance to guard against some of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and mining engineers.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimates as to the mineralized materials, mineral reserves and grades of mineralization on our properties.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized materials/reserves using sampling techniques and known resource estimation methodologies. Estimates of mineralized material/reserve on our properties would be made using samples obtained from drilling programs. There is an inherent variability of assays between paired samples (proximal to each other) that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly defined at the current level of accumulated knowledge about our properties.  This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized materials/reserves.

Any material changes in mineralized material/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not completed feasibility studies on our Bullfrog Gold Project and have not commenced actual production, mineralized material estimates may require adjustments or downward revisions.  In addition, the grade ultimately mined, if any, may differ from that indicated by our technical reports and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under existing on-site conditions or in production scale.

The mineralized material estimates contained in this Annual Report have been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate.  Extended declines in market prices for gold or silver may render portions of our mineralization uneconomic and result in reduced reported mineralization or adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration.

Our long-term success depends on our ability to identify mineral deposits on our existing Bullfrog Gold Project and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate equipment, or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

•the identification of potential mineralization based on surficial analysis;

•availability of government-granted exploration permits;

•the quality of our management and our geological and technical expertise; and

•the capital available for exploration and development work.

Substantial expenditures are required to establish proven and probable mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves.  The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our Bullfrog Gold Project or other properties we may acquire, the market price of our shares of common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and silver.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and/or silver may prevent our properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices.  The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold prices is illustrated in the table presented under “Part I - Item 1. Business - Gold Price History” above.

The volatility of metal prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold and/or silver prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

•laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•laws and regulations related to exports, taxes and fees;

•labor standards and regulations related to occupational health and mine safety; and

•environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions.  We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.  Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete.  Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Our relationship with the communities in which we operate impacts the future success of our operations.

Our relationship with the communities in which we operate is important to ensure the future success of our existing operations. While we believe our relationships with the communities in which we operate are strong, there is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Certain non-governmental organizations (“NGOs”), some of which oppose globalization and resource development, are often vocal critics of the mining industry and its practices.  Adverse publicity generated by such NGOs or others related to extractive industries generally, or its operations specifically, could have an adverse effect on our reputation or financial condition and may impact its relationship with the communities in which we operate. While we believe that we operate in a socially responsible manner, there is no guarantee that our efforts in this respect will mitigate this potential risk.

Newly adopted rules regarding mining property disclosure by companies reporting with the SEC may result in increased operating and legal costs.

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards. These rules are not effective until the Company’s first full fiscal year beginning on or after January 1, 2021. The Company currently reports mineralized material and reserves in Canada in compliance with NI 43-101. Because the Company files its reports with the SEC on U.S. domestic forms, under the new rules, the Company will be required to comply with the new SEC mining property disclosure requirements. It is not clear at this time if the Company will be required to prepare separate technical reports under the two reporting regimes or may rely on one technical report prepared in accordance with both reporting standards. These changes to the Company’s reporting requirements could result in increased compliance costs.

General Risks

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, applicable securities regulatory authorities in Canada, the Canadian Securities Exchange, applicable Canadian authorities and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Our efforts to comply with new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are required to comply with Canadian securities regulations and are subject to additional regulatory scrutiny in Canada.

We are a “reporting issuer” in Canada. As a result, our disclosure outside the United States differs from the disclosure contained in our SEC filings. Our reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated, and inferred resources, which are generally not permitted in disclosures filed with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning descriptions of mineralization, reserves, and resources contained in disclosures released outside the United States may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

We are also subject to increased regulatory scrutiny and costs associated with complying with securities legislation in Canada. For example, we are subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied, or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change. We do not anticipate any particular regulation that would be difficult to comply with. However, failure to comply with regulations may result in civil awards, fines, penalties, and orders that could have an adverse effect on us.

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

Broker-dealers may be discouraged from effecting transactions in shares of common stock because they are considered a penny stock and are subject to the penny stock rules.

Our shares of common stock are currently considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The shares of common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares of common stock. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s only mineral project is the Bullfrog Gold Project. The Technical Report on the Bullfrog Gold Project titled “NI 43-101 Technical Report Mineral Resource Estimate Bullfrog Gold Project Nye County, Nevada”, with an effective date of February 22, 2021 is available under Augusta Gold’s SEDAR profile at www.sedar.com and EDGAR profile at www.sec.gov.

The Technical Report is referred to herein for informational purposes only and is not incorporated herein by reference. The Technical Report contains disclosure regarding Mineral Resources that are not SEC Industry Guide 7 compliant proven or probable reserves. See “Cautionary Note to Investors Regarding Mineral Estimates” above.

The following disclosure is derived, in part, and supported by the Technical Report. The scientific and technical information set out herein has been approved by Mr. Scott Burkett, Vice President Exploration for the Company.

There are no proven and probable reserves as defined under SEC Industry Guide 7 at the Bullfrog Gold Project, and our activities there remain exploratory in nature.

Location, Property Description and Ownership

The Company’s wholly-owned Bullfrog Gold Project is located in the Bullfrog Hills of Nye County, Nevada and in the southern half of the Bullfrog Mining District (Figure 1). Basic amenities are available in the town of Beatty, which is situated 6.5 km (4 miles) east of the Project. Las Vegas is the largest regional city with full services and is a 260 km drive to the site.  Project properties are located in Sections 25, 26, 35 and 36 of T11S, R46E and Sections 1, 2, 3, 4, 5, 6, 8 9, 10, 11, 12, 13, 14, 15, 16, 17, and 23 of T12S, R46E, Mt. Diablo Meridian.

Figure 1:  Location Map

(Scale bar is approximately 22.5 km long)

We have four option/lease/purchase agreements in place and have located 61 claims that give the Company control of 435 unpatented lode mining claims and mill site claims, and 86 patented mining claims.

NPX Assignment of Lands

In September 2011, we issued 14.4 million shares of the Company to the shareholders of Standard Gold Corp. (“SGC”) to acquire 100% of SGC and its assets. SGC is a private Nevada corporation and now wholly owned by the Company. Concurrently, NPX Metals, Inc. (“NPX”) and Bull Frog Holding, Inc. (“BHI”) assigned all title and interests in 79 claims and two patents to Standard Gold Corp. (“SGC”). The Company granted a production royalty of 3% NSR on the property to NPX and BHI, plus an aggregate 3% NSR cap on any acquired lands within one mile of the 2011 boundary. Thus, NPX and BHI would not receive any royalty on acquisitions having a 3% or greater NSR.

Mojave Gold Option

In March 2014, we formed Rocky Mountain Minerals Corp. (“RMMC”), a private Nevada corporation, as a wholly owned subsidiary specifically for holding and acquiring assets. On October 29, 2014, RMMC exercised an option to purchase from Mojave Gold Mining Co. 12 patents west and adjacent to our initial property holdings and that cover the NE half of the M-S pit. Mojave was paid 750,000 shares of our common stock plus $16,000. RMMC agreed to make annual payments totaling $180,000 over nine years to fully exercise the option, and expend as a minimum work commitment for the benefit of the Property $100,000 per year and a total of $500,000 over five years on the properties and surrounding lands within one-half mile of the 12 Mojave patents. Alternatively, RMMC can pay cash to Mojave at 50% of the difference between the minimum required and the actual expenditures. Mojave retained a sliding scale Net Smelter Return royalty ranging from 1% for gold prices below $1,200/ounce and up to 4% for gold prices above $3,200 per ounce.

Lunar Landing Lease

On July 1, 2017, RMMC entered a lease with Lunar Landing LLC on 24 patents in the Bullfrog District:

•Two patents are adjacent and west of the M-S pit that could allow potential expansion of the pit down dip of the Polaris vein and stock work system.

•Ten patents have provided the Company with contiguous and connecting lands between the M-S and Bullfrog pits. These patents will also allow further expansions of the Bullfrog pit to the north and east.

•Four patents are within 0.5 to 1.2 miles west of the Bullfrog pit in the vicinity of the Bonanza Mountain open pit mine.

•Eight patents are in an exploration target area located about 1.5 miles NW of the Bullfrog pit and where the Company has owned the Aurium patent since 2011.

The lease includes the following:

•The Company paid $26,000 on signing and is scheduled to annually pay $16,000 for years 2-5, $21,000 for years 6-10, $25,000 for years 11-15, $30,000 for years 16-20, $40,000 for years 21-25 and $45,000 for years 26-30.

•Production royalty of 5% net smelter returns with the right to buy-down to 2.5%.

•The Company is to expend as a work commitment not less than $50,000 per year and $500,000 in total to maintain the lease.

•The Company has rights to commingle ores and the flexibility to operate the Project as a logical land and mining unit.

Brown Claims

On January 29, 2018, RMMC purchased two patented claims (the “Brown Claims”), thereby eliminating minor constraints to expand the Bullfrog pit to the north. As partial consideration for the Brown Claims, RMMC granted the sellers of the Brown Claims a 5% net smelter returns royalty on the Brown Claims, of which 2.5% can be purchased by RMMC for aggregate consideration of US$37,500.

Barrick Claims

On October 26, 2020, the Company completed its acquisition of Bullfrog Mines pursuant to the MIPA with the Barrick Parties.

Pursuant to the MIPA, the Company purchased from the Barrick Parties all of the Equity Interests in Bullfrog Mines for aggregate consideration of (i) 54,600,000 units of the Company, each unit consisting of one share of common stock of the Company and one four-year warrant purchase one share of common stock of the Company at an exercise price of C$0.30 (such number of units and exercise price are set out on a pre-Consolidation basis), (ii) a 2% net smelter returns royalty (the “Barrick Royalty”) granted on all minerals produced from all of the patented and unpatented claims (subject to the adjustments set out below), pursuant to a royalty deed, dated October 26, 2020 by and among Bullfrog Mines and the Barrick Parties (the “Royalty Deed”), (iii) the Company granting indemnification to the Barrick Parties pursuant to an indemnity deed, dated October 26, 2020 by and among the Company, the Barrick Parties and Bullfrog Mines, and (iv) certain investor rights, including anti-dilution rights, pursuant to the investor rights agreement, dated October 26, 2020, among the Company, Augusta Investments Inc., and Barrick.

Through the Company’s acquisition of the Equity Interests, the Company acquired rights to the 1,500 acres of claims adjoining the Company’s Bullfrog Gold deposit.

Pursuant to the Royalty Deed, the Barrick Royalty is reduced to the extent necessary so that royalties burdening any individual parcel or claim included in the Barrick Properties on October 26, 2020, inclusive of the Barrick Royalty, would not exceed 5.5% in the aggregate, provided that the Barrick Royalty in respect of any parcel or claim would not be less than 0.5%, even if the royalties burdening a parcel or claim included in the Barrick Properties would exceed 5.5%.

Abitibi Royalties Option

On December 9, 2020, Bullfrog Mines entered into a mining option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the “Abitibi Option”) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. Bullfrog Mines made an initial payment to Abitibi of C$25,000 and can exercise the Abitibi Option by:

•Paying to Abitibi C$50,000 in cash or shares of Company common stock by December 9, 2021;

•Paying to Abitibi C$75,000 in cash or shares of Company common stock by December 9, 2022; and

•Granting to Abitibi a 2% net smelter royalty on the claims subject to the Abitibi Option by December 9, 2022, of which Bullfrog Mines would have the option to purchase 0.5% for C$500,000 on or before December 9, 2030.

In order to exercise the Abitibi Option, Bullfrog Mines is also required to keep the underlying claims in good standing.

Accessibility, Physiography, Climate and Infrastructure

Accessibility

The project is accessible via a 2 hour (260 km) drive north of Las Vegas, Nevada along US Highway 95. Las Vegas is serviced by a major international airport and is the closest major hub for providing equipment, supplies, services, and other support to the project. The project lies 4 miles west of the Town of Beatty, Nevada, which has a population of approximately 1,000 and contains most basic services, including motels, gasoline stations, schools, and a variety of stores and services. Access around the project is provided by a series of reasonably good dirt roads that extend to the existing mines and important exploration areas.

Physiography and Climate

The Bullfrog Project is in Western Nevada’s high desert, which receives about 15 cm of precipitation per year, mostly as modest snowfall in the winter and thunderstorms in the summer. Temperatures typically range from -12°C (10°F) in winter to 43.3°C (110°F) in the summer. Due to the relatively mild climate at the project, the operating season is year-round.

The hills at the project are covered with sparse low brush including creosote, four‐wing saltbush, rabbit brush, and Nevada ephedra. The Project is in the Basin and Range province, but the local topographic relief is only a few hundred feet. Elevations in the main Project areas range from 1,035 m in the valleys to 1,270 m at the peak of Ladd Mountain and 1,320 m at the peak of Montgomery Mountain. Most of the Project is characterized by low hills separated by modest width valleys. The U.S. Fish and Wildlife Service has designated the area as habitat for desert tortoise-a threatened and endangered species. Additional studies may be required to meet requirements regarding the tortoise habitat.

Infrastructure

Augusta maintains sufficient surface rights to support mining operations, including areas for potential waste disposal, tailings storage, heap leach pads and potential mill sites. The Company recently located additional mining claims and is pursuing the acquisition of other lands in the area. Most claim blocks are contiguous, and the water rights that Barrick held through Bullfrog Mines were indirectly acquired by Augusta as part of its acquisition of Bullfrog Mines.

The towns of Beatty, Pahrump and Tonopah in Nye County have populations that support mining operations in the area.

Valley Electric Association based in Pahrump, Nevada owns a 138 KV transmission line and a 24.9 KV distribution line that remain on-site and serviced mining at the site previously. The substation connected to the 24.9 KV line remains on-site, but the transformers and switchgear have been removed. Current monthly demand and energy rates are $4.00/kw and $0.096/kw-h, respectively.

Pumping from relatively shallow wells completed near the bottom of the Bullfrog pit is required to access deeper mineralization and could produce most of the Project water needs. Water may also be available from Barrick’s production wells located a few miles south of Highway 374, possibly from the Town of Beatty wellfield in Section 2, and to a limited extent from deepening the M-S pit.

Geology and Mineralization

The Project is in the southern Walker Lane trend within brittle upper-plate volcanic host rocks that were severely broken from dominant detachment faulting and associated dip-slip and strike-slip displacements.  Epithermal solutions permeated the broken host rocks in the Montgomery-Shoshone (M-S) and Bullfrog deposits precipitating micron-sized and relatively high-grade gold (Au) within major quartz-calcite veins and disseminated gold in associated stock-work veins. The veins contain gangue minerals other than quartz, such as calcite and manganese oxides, the latter of which contributes associated silver (Ag) recoveries and gold.  The district geology map is shown below.

Figure 2:  District Geology Map

The highest grades in the Bullfrog deposit typically correlate with zones of black manganese-rich material, where much of the early manganiferous calcite has been leached out, rendering the vein a rubble zone of quartz, calcite, and wad. Veins continue up dip and down dip, but the gold grades and thicknesses diminish rapidly above and below these elevations.  The veins and breccia veins associated with the mineralization are generally associated with the MP Fault and its immediate hanging wall.  Mineralization also occurs in upper and lower stockwork zones that are subparallel to the high-grade brecciated vein within the main fault structure.

Historic Exploration

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

Recent Exploration

The Company’s exploration activities to date have focused on the following:

•Acquiring, organizing, digitizing and vetting electronic and paper data bases obtained from Barrick mainly related to drill data, metallurgy and project infrastructure; and

•Maintaining and expanding the land holdings.

Drilling

The project drilling includes 1,287 holes, for a total of 254,542 meters completed between 1983 and 2020.  The holes were drilled using both core and reverse circulation methods.  Table 1 summarizes the project drilling by year.

Table 1:  Project Drilling by Year

Year	Holes	Length (m)
1983	6	975
1984	37	3,560
1985	3	303
1986	29	3,364
1987	163	29,479
1988	321	66,325
1989	71	12,285
1990	154	37,114
1991	79	22,954
1992	23	4,907
1993	9	387
1994	210	31,362
1995	99	22,370
1996	58	15,254
2020	25	3,903
Total	1,287	254,542

In 2020, 25 Reverse Circulation holes were drilled by Augusta. The purpose of this drilling program was to further define resources and ultimate limits of the Bullfrog and Montgomery-Shoshone pits. Two holes were drilled at the Paradise Ridge Target. The drilling was completed with 130 mm diameter (5-1/8 inch) drill bits. Table 2 shows the location, azimuth, dip, and total depth of each of the 2020 holes.

Table 2:  Location and depth of 2020 holes

Hole ID	Easting	Northing	Elevation	Azimuth	Dip	Total Depth
BM-20-1	10,040	9,995	1,117	135	-70	68.58
BM-20-2	9,979	9,967	1,120	100	-57	89.92
BM-20-3	9,823	9,868	1,139	130	-53	120.4
BH-20-4	9,450	8,910	1,143	90	-60	190.49
BH-20-5	9,431	8,875	1,144	90	-60	220.98
BH-20-6	9,409	8,839	1,138	90	-60	227.08
BH-20-7	9,419	8,790	1,128	90	-60	71.63
BH-20-7A	9,416	8,787	1,128	90	-65	71.63
BH-20-8	9,560	8,864	1,128	90	-57	141.73
BH-20-9	9,491	8,764	1,119	90	-80	193.55
BH-20-10	9,449	8,723	1,116	90	-60	199.64
BH-20-11	9,530	8,764	1,127	90	-60	199.64
BH-20-12	9,575	8,737	1,127	120	-60	138.68
BH-20-13	9,580	8,613	1,110	285	-70	169.16
BH-20-14	9,584	8,615	1,111	50	-54	120.4
BH-20-15	9,552	8,703	1,117	0	-90	163.07
BH-20-16	9,609	8,797	1,123	90	-60	120.4
BH-20-17	9,656	8,768	1,122	90	-60	114.3
BH-20-18	9,611	8,548	1,109	0	-90	105.16
BH-20-19	9,682	8,494	1,104	90	-60	105.16
BM-20-20	9,805	10,048	1,223	135	-58	211.84
BM-20-21	9,952	10,103	1,226	155	-60	217.93
BM-20-22	10,026	10,122	1,226	155	-57	187.45
BP-20-23	11,560	8,102	1,110	65	-60	187.45
BP-20-24	11,560	8,099	1,110	135	-60	266.7

Figure 2 shows the holes in the Montgomery-Shoshone area, and Figure 3 shows the holes in the Bullfrog area.

Figure 3:  Drilling in the Montgomery-Shoshone area from the 2020 drill campaign

Figure 4: Drilling in the Bullfrog area from the 2020 drill campaign

The results of the drilling can be found in Table 3.

Table 3:  Drilling results from the 2020 program

	Interval in meters
Hole ID	From	To	Length	Au g/t	Ag g/t
BM-20-1	0	41	41	0.42	2.26
includes	0	23	23	0.55	1.95
BM-20-2	0	26	26	0.33	1.04
includes	0	20	20	0.37	1.15
BM-20-3	49	59	11	0.26	0.33
BH-20-4	76	81	5	0.35	1.54
	85	119	34	0.27	0.6
	157	184	27	0.32	0.93
BH-20-5	101	108	8	0.26	1.22
	117	168	50	0.24	0.49
	175	209	34	0.58	0.82
BH-20-8	35	40	5	1.13	0.21
	47	53	6	0.38	0.25
BH-20-6	90	200	110	0.41	0.61
includes	120	146	26	0.91	0.91
BH-20-7	46	53	8	3.23	3.36
BH-20-9	23	29	6	0.53	0.91
	37	43	6	0.31	0.45
	46	53	8	0.31	0.33
	104	195	91	0.33	0.32
BH-20-14	0	12	12	0.22	0.3
	23	29	6	0.30	0.21
	49	55	6	0.28	0.2
	67	79	12	0.44	0.47
	84	93	9	0.40	0.16
	116	122	6	0.24	0.46
BH-20-15	11	40	29	0.29	0.26
	96	111	15	0.26	0.19
	120	165	44	0.31	0.39
BH-20-10	41	55	14	2.42	2.19
includes	41	47	6	4.89	4.14
	104	110	6	0.58	0.26
BH-20-11	27	40	12	0.30	0.2
	49	56	8	0.31	0.08
	67	91	24	0.35	0.18
	128	139	11	0.20	0.34
BH-20-12	32	52	20	0.35	0.33
	79	91	12	0.45	0.18
BH-20-13	0	21	21	0.24	0.28
	38	50	12	0.44	0.34
	94	140	46	0.30	0.2
BH-20-18	5	11	6	0.23	0.21
	40	69	29	0.22	0.16
	75	96	21	0.24	0
BH-20-19	0	35	35	0.44	0.3
includes	2	17	15	0.64	0.31
	43	59	17	0.27	0.25
	70	78	8	0.21	0.09
BM-20-20	171	184	12	0.30	0.76

Additional potential has been shown in the drilling results and the drilling was completed in proximity of the resource estimate from 2017. The Technical Report recommends a delineation drilling program be completed to further define the resource.

Subsequent to closing of the Acquisition Transaction, the Company commenced exploration with one drill targeting the Montgomery-Shoshone deposit. One drillhole was completed in December 2020 totaling 1,647 feet of drilling. Exploration drilling is continuing in the first quarter of 2021 with the addition of a second drill at the Montgomery-Shoshone Pit.

Sampling

Drilling and coring information used in this mineralization estimate was obtained from several drill programs that began in 1983 with St. Joe Minerals, continued with Bond Gold and Lac Minerals, and ended by Barrick in late 1996.  Of 1,262 total holes drilled in the area, 147 holes included core and 1,243 holes were drilled using reverse circulation methods. Most of the cored holes included intervals of core plus RC segments. Percent recovery and RQD measurements were made on all core intervals.  An assessment was made of the quality of the orientation data and the core was marked accordingly. The core was then logged, recording lithological, alteration, mineralization, and structural information including the orientation of faults, fault lineation’s, fractures, veins, and bedding.  With few exceptions, the entire lengths of the holes were sampled. Sample intervals were 5 feet and occasionally based on the geological logging, separating different lithologies and styles of mineralization and alteration.  Samples were marked and tagged in the core box before being photographed, after which the core was sawed in half, with one half sent for assay and one half retained for future reference.  Each sample interval was bagged separately and shipped to the lab for analysis.

Cuttings from nearly all reverse circulation drill programs were divided into two streams, one was sampled and the other was disposed during the reclamation of each drill site.  Using a Jones splitter, the sample stream was further divided into two sample bags, one designated for assaying and the second duplicate designated as a field reject.  Samples were collected at five-foot intervals and bagged at the drill site.  Each five-foot sample was sealed at the drill site and not opened until it reached the analytical lab.  At each 20-foot rod connection, the hole was blown clean to eliminate material that had fallen into the hole during the connection.  The designated assay samples for each five-foot interval were collected by the site geologist and moved to a secure sample collection area for shipment to accredited laboratories off site.  When duplicate samples were collected, they were retained at the drill site as a reference sample, if needed.  If the duplicate samples were not used, they were blended with site materials during site reclamation.

QA/QC

The sampling QA/QC program was originally established by St. Joe Minerals.  Subsequent owners followed the procedures with any necessary updates to meet quality assurance standards of the time.  The standard practices included the supervision of drilling, logging of core, as well as in-stream sample submittal for blanks, certified standards, and duplicate testing to ensure laboratory performance. All assay testing was completed by outside laboratories, such as Skyline, Legend, Iron King, Barringer, American Assay, and Chemex. Assay certificates are available and have been electronically scanned to complete the project drilling database.

Sampling and QA/QC for 2020 Drilling Program

As disclosed above, additional holes were drilled by the Company in 2020 that are not included in the Company’s current mineralized material estimate. To ensure reliable sample results, Augusta has a QA/QC program in place that monitors the chain-of-custody of samples and includes the insertion of blanks and certified reference materials (CRMs). Barren coarse-grained blanks were inserted at lithology changes. Three CRMs with variations in gold grade were inserted at the end of each batch by random selection. All testing for the 2020 program was done by American Assay Laboratories (AAL), an independent ISO/IEC 17025 certified laboratory in Sparks, Nevada. Additional details on the QA/QC program followed for the 2020 drilling program are set out in the Technical Report.

Mineral Processing and Metallurgical Testing

Metallurgical testing programs that are relevant to the development plans of the project are summarized below.

In 1986 St. Joe American performed two large column tests on 20 t (22 short tons) composites of M-S samples and recovered 56% of the gold after 59 days of leaching material grading 0.034 opt and crushed to -19 mm (-3/4 inch). The other column recovered 49% of the gold after 59 days of leaching minus 304.8 mm (-12-inch) material grading 0.037 opt.  Projected 90-day recoveries were 61% and 54% respectively.

Results from leach tests performed in 1994 by Kappes Cassiday of Reno, Nevada on 250 kg of sub-grade material from the Bullfrog mine are shown below:

Table 3:  1994 Leach Test Results

	Bottle	Column	Column
Size, mesh, & mm (inch)	-100 mesh	-38 mm (-1.5”)	-9.5 mm (-3/8”)
Calc. Head, opt Au	0.029	0.035	0.029
Rec %	96.6	71.4	75.9
Leach time, days	2.0	41	41
NaCN, kg/t (lb/short ton)	0.5 (0.1)	0.385 (0.77)	5.35 (10.7)
Lime, kg/t (lb/short ton	1.0 (2.0)	0.155 (0.31)	1.75 (0.35)

In 1995 Barrick performed pilot heap leach tests on 765t (844 short tons) of BF subgrade material and 730 t (805 short tons) from the M-S pit.  Both composites were crushed to 0.8 mm (-1/2 inch).  Results are shown below.

Table 4:  1995 Pilot Heap Leach Test Results

	BF Low-Grade	M-S Ore
Calc. Head, opt Au	0.019	0.048
Calc. Head, opt Ag	0.108	0.380
Projected Au Rec %	67	74
Projected Ag Rec %	9	32
Leach Time, days	41	37
NaCN, kg/t (lb/short ton)	0.10 (0.20)	0.125 (0.25)
Lime, kg/t (lb/short ton)	Nil (Nil)	Nil (Nil)

In 2020, cyanidation bottle rolls tests were conducted on 14 variability composites from the Bullfrog project.

2021- 2022 Planned Exploration Program

Exploration drilling in 2021 and 2022 will be focused on resource expansion, increasing the confidence level in the current mineralized material and targeting a brand new discovery. Drilling will be conducted in a two phase program covering five target areas that have been identified to date, with more expected in the future after completion of a comprehensive field mapping and sampling program. A total of approximately US$15M has been budgeted for drilling which translates to approximately 320,000 feet of drilling. The Company is also focused on advancing development of the project in parallel with drill programs by initiating archaeological studies, geologic mapping and a geophysical survey.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2020, none of the Company’s or its subsidiaries’ properties or projects was subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted for trading on the OTCQB under the symbol “AUGG” and in traded on the Canadian Securities Exchange (or CSE) under the symbol “G”.  Over-the-counter market quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As at March 15, 2021, there were 68,755,601 Common Shares issued and outstanding, and the Company had approximately 1,800 shareholders of record.  On March 15, 2021, the closing price of the shares of common stock as reported by the CSE was C$2.75 and on OTCQB was $2.18.

Dividend Policy

The Company has not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

All unregistered sales of equity securities by the Company were previously reported on Form 8-K.

Recent Repurchases of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 750,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 750,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”), with 355,000 outstanding as of December 31, 2020.

On December 1, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan reserves 2,300,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 675,000 options granted from the 2017 Plan in December 2017 (the “December 2017 Options”), with 558,333 outstanding as of December 31, 2020.

The following table sets forth equity compensation plan information as of December 31, 2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (column a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	913,333	$0.57	1,325,000
Equity compensation plans approved by security holders	--	--	--
Total	913,333	$0.57	1,325,000

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2020 and 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K.  See section heading “Cautionary Note Regarding Forward-Looking Statements” above.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Twelve Months Ended
	12/31/20	12/31/19
Operating expenses
General and administrative	$1,614,384	$1,293,208
Lease expense	16,000	16,000
Exploration, evaluation and project expense	1,152,852	215,014
Accretion expense	5,069	-
Depreciation expense	632	-

Total operating expenses	2,788,937	1,524,222

Net operating loss	(2,788,937)	(1,524,222)

Gain on extinguishment of debt	20,833	-
Interest expense	(62,481)	(71,702)
Revaluation of warrant liability	(9,668,245)	-
Foreign currency translation adjustment	539,546	-

Net loss	$(11,959,284)	$(1,595,924)

For the 12 months ending December 31, 2020 the Company increased general and administrative expenses by approximately $320,000. The increase was a result of a $200,000 severance payment to the former CEO who resigned on October 26, 2020. In addition, $150,000 of expenses were incurred during the period of October - December 2020 as a result of the Company entering into an arrangement to share office space, equipment, personnel, consultants and various administrative services for the Company’s new head office located in Vancouver, BC Canada.  Marketing and investor relations increased approximately $265,000 year over year as the Company increased marketing efforts and investor awareness initiatives. The increases in 2020 were offset, by lower officer and director costs in 2020.

Exploration and evaluation increased by approximately $940,000 from 2019. The acquisition of the additional Barrick land in October 2020 resulted in the startup of a drill campaign that resulted in drilling 1,647 feet in December 2020 for approximately $500,000. Along with the drilling there has been the mobilization of contractors, consultants, engineers, and construction equipment for an additional $500,000.

The revaluation of the warrant liability was based on the 1,282,051 warrants issued in January 2020 at C$1.20 and the 18,333,333 warrants issued in October 2020 at C$1.80. There was no warrant liability in 2019 and therefore no revaluation expense.

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds.  To date, the Company’s ongoing operations have been financed by the sale of its equity securities by way of public offerings, private placements and the exercise of incentive stock options and share purchase warrants.  The Company believes that it will be able to secure additional private placements and public financings in the future, although it cannot predict the size or pricing of any such financings. This situation is unlikely to change until such time as the Company can develop a bankable feasibility study on one of its projects.

On January 16, 2020, the Company sold an aggregate of 2,564,103 Units for gross proceeds to the Company of CAD$2,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of C$0.78 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant to purchase 50% of the number of shares of common stock purchased at an exercise price of C$0.20 per share. In addition, the Company paid a total of C$118,918 for finder's fees on subscriptions under the Offering and issued to the finder 152,458 share purchase warrants. Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of C$1.20 per share for a period of 24 months from the date of issuance.

On October 26, 2020, the Company sold an aggregate of 18,333,333 Units for gross proceeds to the Company of CAD$22,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of CAD$1.20 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant to purchase one share of common stock purchased at an exercise price of CAD$1.80 per share.  Also, on the same date, the Company completed a land acquisition transaction for an aggregate consideration of 9,100,000 units of the Company, each unit consisting of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of CAD$1.80 per share.

Liquidity

As at December 31, 2020, the Company had total liquidity of $14,342,000 in cash and cash equivalents. The Company had working capital of $14,153,000 and an accumulated deficit of $23,626,000. For the year ended December 31, 2020, the Company had negative operating cash flows before changes in working capital of $1,819,000 and a net loss of $11,959,000.

As at December 31, 2019, the Company had total liquidity of $45,000 in cash and cash equivalents. The Company had negative working capital of $470,000 and an accumulated deficit of $11,666,000. For the year ended December 31, 2019, the Company had negative operating cash flows before changes in working capital of $919,000 and a net loss of $1,596,000.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of March 15, 2020, capital structure of the Company currently consists of 68,755,601 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as at December 31, 2020 and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total

Leases	$258,513	$201,786	$42,000	$721,000	$1,223,299
Capital Expenditure	25,000	60,000	-	-	85,000
	$283,513	$261,786	$42,000	$721,000	$1,308,299

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers, directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics (that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our code of ethics is available at our website which is located at www.augustagold.com or upon request to management. We will post any amendments to, or waivers, from, including an implicit waiver, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to executive compensation will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to executive compensation will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to executive compensation will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

(a) (1)(2)  Financial Statements: See index to financial statements and supporting schedules.

(a) (3)  Exhibits

The information required by Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the signatures page of this Form 10-K and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2021	AUGUSTA GOLD CORP.

	By:	/s/ Maryse Bélanger
Name: Maryse Bélanger
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2021	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maryse Belanger as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Maryse Bélanger		March 16, 2021
Maryse Bélanger	President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael McClelland		March 16, 2021
Michael McClelland	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard Warke		March 16, 2021
Richard Warke	Executive Chairman

/s/ John Boehner		March 16, 2021
John Boehner	Director

/s/ Daniel Earle		March 16, 2021
Daniel Earle	Director

/s/ Poonam Puri		March 16, 2021
Poonam Puri	Director

/s/ Donald R. Taylor		March 16, 2021
Donald R. Taylor	Director

/s/ Lenard Boggio		March 16, 2021
Lenard Boggio	Director

EXHIBIT INDEX

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1		Amended and Restated Certificate of Incorporation
3.2	(2)	Amended and Restated Bylaws
4.1	*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	(10)	Form of Warrant
4.4	(14)	Form of Warrant
10.1	(3)	Form of Directors and Officers Indemnification Agreement
10.2	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.3	(3)	Form of 2011 Incentive Stock Option Agreement
10.4	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.6	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.7	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.8	(1)	Employment Agreement between the Company and Mr. David Beling***
10.9	(5)	Option Agreement dated March 23, 2015
10.10	(8)	Form of Warrant
10.11	(9)	2017 Equity Incentive Plan***
10.12	(11)	2021 Stock Option Plan***
10.13	(12)	Term Sheet
10.14	(12)	Letter Agreement Mineral Lease and Option to Purchase
10.15	(13)	Amendment to Letter Agreement
10.16	(13)	Second Amendment to Letter Agreement
10.17	(14)	Membership Interest Purchase Agreement
10.18	(15)	Form of Indemnity Agreement
10.19	(15)	Form of Royalty Deed
10.20	(15)	Form of Investor Rights Agreement
21	(3)	List of Subsidiaries
31.1	*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	*	XBRL Instance Document
101.sch	*	XBRL Taxonomy Schema Document
101.cal	*	XBRL Taxonomy Calculation Document
101.def	*	XBRL Taxonomy Linkbase Document
101.lab	*	XBRL Taxonomy Label Linkbase Document
101.pre	*	XBRL Taxonomy Presentation Linkbase Document

*Filed herewith

**Furnished herewith.

*** Indicates management contract or compensatory arrangement.

(1)Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 18, 2012.

(2)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2011

(3)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2011.

(4)Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2012.

(5)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2015.

(6)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017.

(7)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012.

(8)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2017.

(9)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2017.

(10)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC January 21, 2020.

(11)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC February 26, 2021.

(12)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC September 11, 2020.

(13)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 9, 2020.

(14)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 15, 2020.

(15)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 29, 2020.

AUGUSTA GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Augusta Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Augusta Gold Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for years ended December 31, 2020 and 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Description of Critical Audit Matter

As described in Note 1 to the consolidated financial statements, the Company’s asset retirement obligation (“ARO”) totaled $1,135,700. We considered the Company’s ARO a critical audit matter due to high professional judgement by management when assessing this obligation, including the assessment of the nature and extent of future work to be performed, the future cost of performing the rehabilitation work, the timing of when the rehabilitation will take place and economic assumptions such as the discount rate and inflation rates applicable to future cash outflows associated with rehabilitation activities to bring them to their present value .

How we addressed Critical Audit Matter

We reviewed the Company’s calculation of its ARO, and verified the correct valuation of the principal components of the provision in accordance with FASB ASC 410-20. To audit the ARO liability, our procedures included evaluating the methodology used, and testing the significant assumptions in the ARO calculations. We compared assumptions including the credit-adjusted risk-free rate, and inflation rate to current market data. In addition, to assess the estimates of disturbed acreage, timing of reclamation activities and reclamation costs, we verified consistency between timing of reclamation activities and projected mine life, considered the appropriateness of the estimated costs based on mine type, compared anticipated costs to recent reclamation expenditures, and recalculated management's estimate.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 16, 2021

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

	12/31/20	12/31/19
Assets
Current assets
Cash	$14,341,727	$44,595
Prepaid expenses	227,140	26,042
Deposits	331,989	116,783
Total current assets	14,900,856	187,420

Other assets
Mineral properties	11,130,976	210,425
Equipment	25,625	-
Accumulated depreciation	(632)	-
Total other assets	11,155,969	210,425

Total assets	$26,056,825	$397,845

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$746,808	$21,308
Related party payable	-	635,775
Total current liabilities	746,808	657,083

Long term liabilities
Asset retirement obligation	1,135,700	-
Warrant liability	21,517,000	-
Total long term liabilities	22,652,700	-

Total liabilities	23,399,508	657,083

Stockholders' equity (deficit)*
Preferred stock, 250,000,000 shares authorized, $0.0001 par value Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 12/31/20 and 12/31/19 Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; 3,093,750 issued and outstanding as of 12/31/20 and 4,253,472 issued and outstanding as of 12/31/19	309	425
Common stock, 750,000,000 shares authorized, $0.0001 par value; 55,842,715 shares issued and outstanding 12/31/20 and 22,758,993 shares issued and outstanding as of 12/31/19	5,584	2,276
Additional paid in capital	26,276,997	11,404,350
Accumulated deficit	(23,625,573)	(11,666,289)
Total stockholders' equity (deficit)	2,657,317	(259,238)

Total liabilities and stockholders' equity (deficit)	$26,056,825	$397,845

*On January 11, 2021 the Company effected a reverse stock split on the basis of one post-split shares for every six pre-split shares

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Twelve Months Ended
	12/31/20	12/31/19
Operating expenses
General and administrative	$1,614,384	$1,293,208
Lease expense	16,000	16,000
Exploration, evaluation and project expense	1,152,852	215,014
Accretion expense	5,069	-
Depreciation expense	632	-

Total operating expenses	2,788,937	1,524,222

Net operating loss	(2,788,937)	(1,524,222)

Gain on extinguishment of debt	20,833	-

Interest expense	(62,481)	(71,702)
Revaluation of warrant liability	(9,668,245)	-
Foreign currency exchange gain	539,546	-

Net loss	$(11,959,284)	$(1,595,924)

Weighted average common shares outstanding - basic and diluted	31,263,305	20,593,964

Loss per common share - basic and diluted	$(0.38)	$(0.08)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)
December 31, 2018	5,031,250	$503	17,351,183	$1,735	$9,600,228	$(10,070,365)	$(467,899)
Stock-based compensation	-	-	400,000	40	335,960	-	336,000
Private placement issued	-	-	3,758,000	376	1,127,024	-	1,127,400
Issuance of common stock for services	-	-	472,032	47	341,138	-	341,185
Conversion of preferred stock to common stock	(777,778)	(78)	777,778	78	-	-	-
Net loss	-	-	-	-	-	(1,595,924)	(1,595,924)
December 31, 2019	4,253,472	$425	22,758,993	$2,276	$11,404,350	$(11,666,289)	$(259,238)

Private placement issued	-	-	20,897,436	2,090	18,077,498	-	18,079,588
Warrant liability	-	-	-	-	(11,880,166)	-	(11,880,166)
Conversion of preferred stock	(1,159,722)	(116)	1,159,722	116	-	-	-
Stock options issued	-	-	-	-	121,896	-	121,896
Stock-based compensation	-	-	333,333	33	364,967	-	365,000
Conversion of warrants	-	-	781,564	78	548,227	-	548,305
Conversion of options	-	-	811,667	81	399,169	-	399,250
Transaction fee	-	-	-	-	(1,100,914)	-	(1,100,914)
Bullfrog Mines acquisition	-	-	9,100,000	910	8,341,970	-	8,342,880
Net loss	-	-	-	-	-	(11,959,284)	(11,959,284)
December 31, 2020	3,093,750	$309	55,842,715	$5,584	$26,276,997	$(23,625,573)	$2,657,317

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Twelve Months Ended
	12/31/20	12/31/19
Cash flows from operating activities
Net loss	$(11,959,284)	$(1,595,924)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	(20,833)	-
Accretion expense	5,069	-
Depreciation expense	632	-
Revaluation of warrant liability	9,668,245	-
Stock options issued for services	121,896	-
Stock issued for services	365,000	677,185
Change in operating assets and liabilities:
Prepaid expenses	(201,098)	(137,383)
Deposits	(215,206)	-
Accounts payable	725,500	10,357
Related party payable	(635,775)	57,011

Net cash used in operating activities	(2,145,854)	(988,754)

Cash flows from investing activity
Acquisition of mineral properties	(1,447,039)	(20,000)
Acquisition of equipment	(25,625)	-

Net cash used in investing activities	(1,472,664)	(20,000)

Cash flows from financing activities
Proceeds from private placement of stock	16,978,673	432,400
Proceeds from paycheck protection program	20,833	-
Proceeds from conversion of options	399,250	-
Proceeds from conversion of warrants	516,894	-

Net cash provided by financing activities	17,915,650	432,400

Net increase (decrease) in cash	14,297,132	(576,354)

Cash, beginning of year	44,595	620,949

Cash, end of year	$14,341,727	$44,595

Noncash investing and financing activities
Stock issued for acquisition of mineral properties	$8,342,880	-
Incurrence of asset retirement obligation	$1,130,632	-
Conversion of preferred stock	$116	-
Exploration and evaluation cost in accounts payable	$20,000	-
Conversion of warrant liability to share capital upon conversion of warrants	$31,411	-
Warrant liability from units placement	$11,880,166	-

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Augusta Gold Corp. (formerly known as Bullfrog Gold Corp., the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver, and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver, and other metals on a total of approximately 7,800 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Principles of Consolidation

The consolidated financial statements include the accounts of Augusta Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”), Bullfrog Mines LLC (“Bullfrog Mines”) and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”). All significant inter-entity balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On December 31, 2020, the Company’s cash balance was $14,341,727. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates have been made for share based compensation, asset retirement obligation, warrant liability and whether acquisition of Bullfrog Mines constituted an asset acquisition or business combination.

Foreign Currency Translation

The Company is exposed to currency risk on transactions and balances in currencies other than the functional currency. The Company has not entered into any contracts to manage foreign exchange risk.

The functional currency of the Company is the US dollar; therefore, the Company is exposed to currency risk from financial assets and liabilities denominated in Canadian dollars.

Government Assistance

On June 11, 2020, the Company was granted a loan (the “PPP Loan”) for $20,833 pursuant to the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the United States. The PPP Loan, which was in the form of a Note dated June 11, 2020 matures June 11, 2025 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 11, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company intends to use the entire PPP Loan amount for eligible purposes. The PPP loan was forgiven as of December 31, 2020.

Leases

In 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), for reporting leases, which requires an entity that is a lessee to classify leases as either finance or operating and to recognize a lease liability and a right-of-use asset for all leases that have a term of greater than 12 months.  Leases of 12 months or less will be accounted for similar to existing guidance for operating leases.

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property and equipment acquisitions are being capitalized.

The Company is required to reclaim the property at the Bullfrog Project at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,135,700.

Balance, October 26, 2020	$1,130,631
Accretion	5,069
Change in estimates	-
Balance, December 31, 2020	$1,135,700

Although the ultimate amounts for future site reclamation and remediation are uncertain, the best estimate of these obligations was based on information available, including current legislation, third-party estimates, and management estimates. The amounts and timing of the mine closure obligations will vary depending on several factors including future operations and the ultimate life of the mine, future economic conditions, and changes in applicable environmental regulations.

At December 31, 2020 the estimated future cash flows have been determined using real cash flows and discounted using a real rate of 2.54% and a total undiscounted amount for the estimated future cash flows is $1,259,690.

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

The fair value of cash, receivables and accounts payable approximates their carrying values due to their short term to maturity. The warrant liabilities are measured using level 3 inputs (Note 4).

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2020 and December 31, 2019. The periods ended December 31, 2020, 2019, 2018, 2017 and 2016 are open to examination by taxing authorities.

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

Certain warrants are treated as derivative financial liabilities. The estimated fair value, based on the Black-Scholes model, is adjusted on a quarterly basis with gains or losses recognized in the statement of loss and comprehensive loss. The Black-Scholes model is based on significant assumptions such as volatility, dividend yield, expected term and liquidity discounts.

Net Loss per Common Share

The Company incurred net losses during the twelve months ended December 31, 2020 and 2019. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	12/31/20	12/31/19
Stock options	913,333	1,583,333
Warrants	31,665,279	3,579,000
Preferred stock	3,093,750	4,253,472

Risks and Uncertainties

Since the formation of the Company, it has not generated any revenues. As an early stage company, the Company is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to generate revenue or attain profitability.

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

The Company business is exploring for gold and other minerals. In the event that the Company discovers commercially exploitable gold or other deposits, revenue from such discoveries will not be generated unless the gold or other minerals are actually mined.

Mining operations in the United States are subject to many different federal, state, and local laws and regulations, including stringent environmental, health and safety laws. In the event operational responsibility is assumed for mining our properties, the Company may be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of the Company potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays greater than those the Company anticipate, adversely affecting any potential mining operations. Future mining operations, if any, may also be subject to liability for pollution or other environmental damage. The Company may choose to not be insured against this risk because of high insurance costs or other reasons.

Recent Accounting Pronouncements

ASU 2018-13 - Fair Value Measurement (Topic 820-10)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on October 1, 2020 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and disclosures.

ASU 2019-12 - Income Taxes (Topic 740)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on October 1, 2021 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements and related disclosures.

ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements and related disclosures.

ASU 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting.

NOTE 2 - MINERAL PROPERTIES

	Mineral properties	Plant and equipment	Total
Cost
As at December 31, 2019	$210,425	$-	$210,425
Additions	10,920,551	25,625	10,946,176
As at December 31, 2020	$11,130,976	$25,625	$11,156,601

Accumulated depreciation
As at December 31, 2019	$-	$-	$-
Depreciation expense	-	632	632
As at December 31, 2020	$-	$632	$632

Net book value at December 31, 2020	$11,130,976	$24,993	$11,155,969

On October 26, 2020, the Company completed its acquisition of Bullfrog Mines pursuant to the MIPA with the Barrick Parties.

Pursuant to the MIPA, the Company purchased from the Barrick Parties all of the Equity Interests in Bullfrog Mines for aggregate consideration of (i) 9,100,000 units of the Company, each unit consisting of one share of common stock of the Company and one four-year warrant purchase one share of common stock of the Company at an exercise price of C$1.80 (such number of units and exercise price are set out on a pre-Consolidation basis), (ii) a 2% net smelter returns royalty (the “Barrick Royalty”) granted on all minerals produced from all of the patented and unpatented claims (subject to the adjustments set out below), pursuant to a royalty deed, dated October 26, 2020 by and among Bullfrog Mines and the Barrick Parties (the “Royalty Deed”), (iii) the Company granting indemnification to the Barrick Parties pursuant to an indemnity deed, dated October 26, 2020 by and among the Company, the Barrick Parties and Bullfrog Mines, and (iv) certain investor rights, including anti-dilution rights, pursuant to the investor rights agreement dated October 26, 2020, among the Company, Augusta Investments Inc., and Barrick.

Pursuant to the Royalty Deed, the Barrick Royalty is reduced to the extent necessary so that royalties burdening any individual parcel or claim included in the Barrick Properties on October 26, 2020, inclusive of the Barrick Royalty, would not exceed 5.5% in the aggregate, provided that the Barrick Royalty in respect of any parcel or claim would not be less than 0.5%, even if the royalties burdening a parcel or claim included in the Barrick Properties would exceed 5.5%.

The following is the consideration paid in the acquisition, which was allocated entirely to mineral properties:

Consideration:
Grant date fair value of 9,100,000 units issued	$8,342,880
Transaction fees	97,571
Asset retirement obligation	1,130,632
Total	$9,571,082

NOTE 3 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

On February 12, 2019 and March 27, 2019, the Company sold an aggregate of 2,783,333 Units and 974,667 Units, respectively, for gross proceeds to the Company of $835,000 ($695,000 of which was received in 2018 and included in liabilities on the consolidated balance sheet) and $292,400, respectively to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of $0.30 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant to purchase 50% of the number of shares of common stock purchased at an exercise price of $0.60 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity.

The Black Scholes pricing model was used to estimate the fair value of $415,019 of the warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
1,879,000	$0.60	2 years	109.0%	2.5%	$415,019

Using the fair value calculation, the relative fair value between the common stock and the warrants was calculated to determine the warrants’ recorded equity amount of $232,287 accounted for in additional paid in capital.

In March 2019, the Company issued 150,000 shares of common stock for consulting services performed valued at $0.54 per share and an aggregate of $81,000.

In April 2019, the Company issued 150,000 shares of common stock for consulting services performed valued at $0.84 per share and an aggregate of $126,000.

In August 2019, the Company issued 150,000 shares of common stock for consulting services performed valued at $0.66 per share and an aggregate of $99,000.

In October 2019, the Company issued 250,000 shares of common stock for executive and director services valued at $1.02 per share, for an aggregate of $255,000.

In October 2019, the Company issued 22,032 shares of common stock for consulting services performed valued at $0.78 per share and an aggregate of $17,185.

In November 2019, the Company issued 150,000 shares of common stock for consulting services performed valued at $0.66 per share and an aggregate of $99,000.

On January 16, 2020, the Company sold an aggregate of 2,564,103 Units for gross proceeds of CAD$2,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of C$0.78 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant (the “January 2020 Warrants”) to purchase 50% of the number of shares of common stock purchased at an exercise price of C$1.20 per share. In addition, the Company paid a total of $118,918 for finder's fees on subscriptions under the Offering and issued to the finder 152,458 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of C$1.20 per share for a period of 24 months from the date of issuance.

The Finder Warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $44,858 of the warrants with the following inputs:

Warrants	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
152,458	$1.20	2 years	113.5%	1.6%	$44,858

In July 2020, the Company issued 25,000 and 16,667 shares of common stock for conversion of warrant shares with an exercise price of $0.60 and C$1.20, respectively.

In August 2020, the Company issued 250,000 shares of common stock for executive and director services valued at $1.08 per share, for an aggregate of $270,000.

In August 2020, the Company issued 83,333 shares of common stock for consulting services performed valued at $1.14 per share and an aggregate of $95,000.

In September 2020, the Company issued 75,000 and 50,000 shares of common stock for conversion of warrant shares with an exercise price of $0.90 and CAD$1.20, respectively.

On October 26, 2020, the Company sold an aggregate of 18,333,333 Units for gross proceeds to the Company of CAD$22,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of CAD$1.20 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant (the “October 2020 Warrants”) to purchase one share of common stock purchased at an exercise price of CAD$1.80 per share. Also, on the same date, the Company completed a land acquisition transaction for an aggregate consideration of 9,100,000 units of the Company, each unit consisting of one share of common stock and one four year warrant to purchase one share of common stock at an exercise price of CAD$1.80 per share.

In addition to the October 26, 2020 shares, the Company issued the following common shares in October:

•41,667 shares due to exercising of options with an exercise price of $0.15

•83,333 shares due to exercising of warrants with an exercise price of $0.60

In December 2020, the Company issued the following common shares:

•353,333 shares due to exercising of options with an exercise price of $0.15

•416,667 shares due to exercising of options with an exercise price of $0.816

•19,231 shares due to exercising of warrants with an exercise price of CAD$1.20

•512,333 shares due to exercising of warrants with an exercise price of $0.60

The following preferred shares were converted to common shares

•October 2019, 666,667 shares

•November 2019, 111,111 shares

•January 2020, 166,667 shares

•February 2020, 715,278 shares

•July 2020, 166,667 shares

•December 2020, 111,111 shares

Convertible Preferred Stock

In August 2011, the Board of Directors designated 833,333 shares of Preferred Stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series A Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of the conversion, the holder of such shares would beneficially own more than 4.99% (or, if this limitation is waived by the holder upon no less than 61 days prior notice to us, 9.99%) in the aggregate of the issued and outstanding shares of our common stock. The holders of the Company’s Series A Preferred Stock are also entitled to certain liquidation preferences upon the liquidation, dissolution or winding up of the business of the Company.

In October 2012, the Board of Directors designated 833,333 shares of Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors increased the total Series B Preferred Stock designated to 7,500,000.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares would beneficially own more than 4.99% (which may be increased or waived upon no less than 61 days prior notice) in the aggregate of the issued and outstanding shares of our common stock. For a period of 24 months from the issue date, the holder of Series B Preferred Stock were entitled to price protection as determined in the subscription agreement. The Company has evaluated this embedded lower price issuance feature in accordance with ASC 815 and determined that it is clearly and closely related to the host contract and is therefore accounted for as an equity instrument.

As of December 31, 2020, the Company had outstanding 3,093,750 shares of Series B Preferred Stock.

Common Stock Options

The Company granted 58,334 and 83,334 options to purchase common stock in January and August 2020, respectively, the former CFO. These options are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of the January 2020 options of $36,699 with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
58,334	$0.66	6 years	160.4%	1.83%	$36,699

The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2020 options of $85,197 with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
83,334	$1.08	6 years	158.8%	(1.02)%	$85,197

A summary of the stock options as of December 31, 2020 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,583,333	$0.50	7.70	-
Balance at December 31, 2019	1,583,333	$0.50	6.70	$382,500
Exercised	811,667	0.49	-	-
Issued	141,667	0.91	-	-
Balance at December 31, 2020	913,333	$0.57	6.26	$1,286,650
Options exercisable at December 31, 2020	913,333	$0.57	6.26	$1,286,650

Total outstanding warrants of 31,665,278 as of December 31, 2020 were as follows:

Warrants Issued	Exercise Price	Expiration Date
1,625,000	$0.90	May 2021
908,333	$0.60	February 2021
350,000	$0.60	March 2021
1,348,612	CAD$1.20	January 2022
27,433,333	CAD$1.80	October 2024

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The January 2020 Warrants and October 2020 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the January 2020 Warrants and October 2020 Warrants have a derivative liability value.

The value of the January 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. For the year ending December 31, 2020, there was a change in the warrant liability of $895,353, and the warrant liability was increased to $1,336,363 with the following assumptions:

	1/16/20	12/31/20
Fair market value of common stock	$0.66	$1.92
Exercise price	$0.90	$0.90
Term	2 Years	1.04Years
Volatility range	113.5%	90.8%
Risk-free rate	1.58%	0.13%

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the year ending December 31, 2020, there was a change in the warrant liability of $8,741,481, and the warrant liability was increased to $20,180,637 with the following assumptions:

	10/26/20	12/31/20
Fair market value of common stock	$1.26	$1.92
Exercise price	$1.38	$1.41
Term	4 Years	3.8 Years
Volatility range	68.4%	69.3%
Risk-free rate	0.18%	0.13%

NOTE 5 - RELATED PARTY

As of December 31, 2020, and December 31, 2019, the Company had a related party payable with the former CEO and President, of $0 and $635,775, respectively. The total related party payable was paid on October 26, 2020.

On January 7, 2020, the Board of Directors approved issuance of 58,334 stock options to the former CFO, with an exercise price of $0.66 per share determined by the closing price of the Company’s common stock as of January 7, 2020. The options are 100% percent vested as of the grant date.

On August 4, 2020, the Board of Directors approved issuance of 83,334 stock options to the former CFO with an exercise price of $1.08 per share determined by the closing price of the Company’s common stock as of August 4, 2020. The options are 100% percent vested as of the grant date.

In August 2020, the Company issued 83,333 shares each of common stock to the former CEO and President and two directors for services valued at $1.18 per share, for an aggregate of $270,000.

The following payments were made to the former CEO and President during 2020:

2020
Salaries	$273,655
Severance	200,000
Share based compensation	90,000
Interest	293,139
Total	$856,794

On October 26, 2020, the Company entered an arrangement to share office space, equipment, personnel, consultants and various administrative services with other companies related by virtue of certain directors and management in common. These services have been provided through a management company equally owned by each company party to the arrangement. Costs incurred by the management company are allocated and funded by the shareholders of the management company based on time incurred and use of services. If the Company’s participation in the arrangement is terminated, the Company will be obligated to pay its share of the rent payments for the remaining term of the office space rental agreement.

The Company was charged for the following with respect to this arrangement from inception, October 26, 2020 through December 31, 2020:

2020
Salaries and benefits	$122,031
Office	12,948
Operating expenses	17,875
Total	$152,854

The Company is committed to payments for office leases premises through 2022 in the total amount of approximately $261,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2021	$192,513
2022	68,786
Total	$261,299

NOTE 6 - COMMITMENTS

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada.  Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $74,000 as of December 31, 2020 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $105,000 as of December 31, 2020. Future payments will be due as follows:

Due Date	Amount
October 2021	$25,000
October 2022	$30,000
October 2023	$30,000

On March 23, 2015, Rocky Mountain Minerals Corp. a wholly owned subsidiary of the Company, entered into a Mineral Lease and Option to Purchase Agreement with Barrick Bullfrog Inc. involving patented mining claims, unpatented mining claims, and mill site claims located approximately four miles west of Beatty, Nevada. As discussed in note 2, this agreement was terminated and replaced with the aforementioned MIPA.

On December 9, 2020, Bullfrog Mines entered into an option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the Abitibi Option) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. Bullfrog Mines made an initial payment to Abitibi of C$25,000 and can exercise the Abitibi Option by:

•Paying to Abitibi C$50,000 in cash or shares of Company common stock by December 9, 2021;

•Paying to Abitibi C$75,000 in cash or shares of Company common stock by December 9, 2022; and

•Granting to Abitibi a 2% net smelter royalty on the claims subject to the Abitibi Option by December 9, 2022, of which Bullfrog Mines would have the option to purchase 0.5% for C$500,000 on or before December 9, 2030.

In order to exercise the Abitibi Option, Bullfrog Mines is also required to keep the underlying claims in good standing.

NOTE 7 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Federal statutory income tax rate on net loss	(21.0%)	(21.0%)
Change in valuation allowance	21.0%	21.0%
Tax rate change	0.0%	0.0%
Effective tax rate	-	-

The components of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Federal and state net operating loss carryovers	$4,272,223	$1,837,994
Mineral property	90,575	37,109
Stock compensation	177,658	152,060
Total deferred tax asset	$4,540,456	$2,027,163
Less: valuation allowance	(4,540,456)	(2,027,163)
Deferred tax asset	$-	$-

The Company has approximately a $20,300,000 and $8,800,000 net operating loss carryover as of December 31, 2020 and December 31, 2019, respectively. The net operating loss may offset against taxable income with portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance that eliminates the deferred tax asset as of December 31, 2020 and 2019, as the likelihood of the realization of the tax benefits cannot be determined.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the state of and Colorado.  Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 8 - SUBSEQUENT EVENTS

On January 7, 2021, David Beling resigned as a director of the Company. Mr. Beling’s resignation was not the result of any disagreement with the Company or its management regarding any matter relating to the Company’s operations, policies, or practices.

On January 7, 2021, the Company’s board of directors (the “Board”) expanded the size of the Board to seven (7) directors and appointed Mr. Richard Warke, Ms. Poonam Puri and Mr. John Boehner as directors of the Company to fill vacancies on the Board.

On January 11, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change the name of the Company to “Augusta Gold Corp.” and effect a reverse stock split of the Company’s shares of common stock on the basis of one (1) post-split share for every six (6) pre-split shares (the “Reverse Stock Split”).

On January 20, 2021, the Board appointed Mr. Len Boggio as a director of the Company.

On January 26, 2021, the Certificate of Amendment went effective. As a result of the Reverse Stock Split, every six (6) shares of the Company’s issued and outstanding common stock, par value $0.0001 was converted into one (1) share of common stock, par value $0.0001. There was no change in the par value of the common stock. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock of the Company.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-Reverse Stock Split shares of the Company’s common stock not evenly divisible by six (6), had the number of post-Reverse Split Shares of the Company’s common stock to which they were entitled rounded up to the next whole number of shares of the Company’s common stock. No stockholders received cash in lieu of fractional shares.

Pursuant to the terms of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Shares”), the conversion price/terms at which Series B Preferred Shares may be converted into shares of common stock were proportionately adjusted to reflect the Reverse Stock Split by dividing the number of pre-Reverse Stock Split shares acquirable upon conversion of Series B Preferred Shares by six (6). In addition, pursuant to their terms, a proportionate adjustment was made to the per share exercise price, multiplying the price by six (6), and number of shares issuable, dividing the number of shares issuable by six (6), under all of the Company’s outstanding stock options and warrants to purchase shares of common stock, and the number of shares reserved for issuance pursuant to the Company’s equity compensation plans was reduced proportionately.

The Company granted 5.8 million stock options to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Options have an exercise price of C$3.00 per share and expire five (5) years from the date of grant. The Company has also changed its trading symbol on the OTCQB from BFGCD to AUGG.

On March 4, 2021, the Company closed a private placement (the “Private Placement”) of units of the Company (the “Units”) at a price of C$2.25 per Unit (“Offering Price”), each Unit comprised of one share of common stock of the Company  (a “Unit Share”) and one half of one common stock purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder to acquire one share of common stock (a “Warrant Share”) at an exercise price of C$2.80 per Warrant Share for a period of three (3) years from the date of issuance for gross aggregate proceeds of C$17 million. The proceeds from the Private Placement will be used to advance exploration efforts at its highly prospective wholly-owned Bullfrog Gold project located in Nevada, USA, and for general and working capital purposes. Finders’ fees of C$450,000 were paid in connection with the Private Placement.

Pursuant to the closing of the Offering, the Company issued 7,555,556 Unit Shares and 3,777,784 Warrants to investors upon payment of the Offering Price in cash. The Unit Shares and Warrants were issued to investors inside the United States pursuant to the exemption from the registration requirements of the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) under Rule 506(b) of Regulation D under the U.S. Securities Act and outside the United States pursuant to the exclusion from the registration requirements under the U.S. Securities Act under Rule 903 of Regulation S under the U.S. Securities, in each case, in reliance upon the representations and warranties made to the Company by the investors.

The Company issued the following common shares subsequent to December 31, 2020:

Common Shares
Common shares as of December 31, 2020	55,842,715
Exercise of options	688,333
Exercise of warrants	2,252,330
Preferred shares converted to common shares	2,416,667
Common shares issued for Private Placement	7,555,556
Common shares as of March 15, 2021	68,755,601