Form 10-K/A
period 2020-12-31
AUGUSTA GOLD CORP.
filed 2021-04-30
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54653

AUGUSTA GOLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2252162
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 555 – 999 Canada Place Vancouver, BC, Canada	V6C 3E1
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,951,435 shares of common stock par value $0.0001, were outstanding on April 29, 2021.

EXPLANATORY NOTE

Augusta Gold Corp. (the “Company,” “we,” “us,” “our,” or “Augusta Gold” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 16, 2021. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2021 Annual General Meeting of Shareholders. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K and Part IV of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our Original 10-K. Accordingly, this Amendment should be read in conjunction with our Original 10-K and with our filings with the SEC subsequent to our Original 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Richard Warke	61	Executive Chairman
John Boehner	71	Director
Daniel Earle	40	Director
Poonam Puri	49	Director
Lenard Boggio	66	Director
Donald R. Taylor	64	President, Chief Executive Officer, Director
Michael McClelland	43	Chief Financial Officer
Purni Parikh	51	Senior Vice President, Corporate Affairs
Lynette Gould	45	Senior Vice President, Investor Relations & Corporate Development
Johnny Pappas	62	Vice President, Environmental & Permitting
Scott Burkett	38	Vice President, Exploration
Tom Ladner	31	Vice President, Legal

Richard Warke (appointed January 7, 2021)

Executive Chairman

Richard Warke is a Vancouver-based Canadian business executive with more than 35 years of experience in the international resource sector. In 2005, Mr. Warke founded the Augusta Group of Companies which has an unrivaled track record of value creation in the mining sector.

From 2006 and until 2018, the Augusta Group founded, managed, and funded three world class mineral discoveries.  Ventana Gold, discovered the La Bodega gold deposit in Colombia, now reported to host over 10Moz of gold, the Augusta Group sold the company for $1.3B in 2011. Augusta Resource, advanced the Rosemont copper project in Arizona through drilling, feasibility and permitting to become one of the largest copper deposits in United States, it was sold for $667M in 2014. Arizona Mining, discovered the Taylor deposit and grew the Hermosa-Taylor deposit into one of the top five primary zinc deposits globally, largest in United States, prior to its sale for $2.1B in 2018.

Currently, the Augusta Group is comprised of private businesses and public companies that currently includes Titan Mining Corporation, Augusta Gold Corp. and Solaris Resources Inc. Titan Mining operates a zinc mine in New York State, Augusta Gold is exploring for a gold mine in a prolific mining district in Nevada, and Solaris Resources is advancing a portfolio of copper and gold assets in the Americas, including a high-grade, world-class resource at its copper and gold project Warintza in Ecuador.

In addition, in 2017 Mr. Warke co-founded Equinox Gold which has now become a mid-tier gold producer and one of the fastest growing gold companies in the Americas growing to over a $3.0B market cap with mines in US, Mexico and Brazil.

During the course of his career, Mr. Warke has established a reputation for building successful companies by generating pioneering transactions in the mining sector through prudent investing in earlier stages of the mine cycle. His specialization is surfacing value through award-winning exploration efforts and rapidly advancing projects with consistent access to low-cost capital through exploration, feasibility, and permitting to point of sale or into production. His expertise, combined with his extensive relationships across the global mining sector, have resulted in rapid growth and a proven track record of success making him a widely-recognized strategic partner and a sought after industry expert for commentary on business, mining and related topics.

John Boehner (appointed January 7, 2021)

Director

John Boehner served as the 53rd Speaker of the United States House of Representatives from 2011 to 2015. A member of the Republican Party, Mr. Boehner was the U.S. Representative from Ohio’s 8th congressional district, serving from 1991 to 2015. He previously served as the House Minority Leader from 2007 until 2011, and House Majority Leader from 2006 until 2007. Following his career in government service, Mr. Boehner joined Squire Patton Boggs, a global law and public policy firm. He earned a Bachelor of Arts in business administration from Xavier University.

Daniel Earle

Director

Daniel Earle has over 17 years of experience in the mining sector and capital markets, covering projects ranging from early stage exploration through feasibility and engineering to production. Mr. Earle is currently the President and CEO of Solaris Resources and also serves on its Board of Directors. Prior to joining Solaris in November 2019, he was a Vice President and Director at TD Securities where he covered the mining sector for over 12 years and established himself as a thought leader in the space. Prior to joining TD Securities in 2007, Mr. Earle was a senior executive with a number of Canadian and U.S. public mineral exploration and mining companies. He is a graduate and scholar of the Lassonde Mineral Engineering Program at the University of Toronto.

Poonam Puri (appointed January 7, 2021)

Director

Poonam Puri is an experienced corporate director and professor of business law at Osgoode Hall Law School in Toronto. She is also a practising lawyer and affiliated scholar at Davies Ward Phillips & Vineberg LLP. Ms. Puri currently serves on the boards of Canadian Apartment Properties Real Estate Investment Trust, the Canada Infrastructure Bank and Holland Bloorview Kids Rehabilitation Hospital.  Ms. Puri has been recognized as one of the top 25 most influential lawyers in Canada by Canadian Lawyer Magazine. She has been named one of the 100 Most Powerful Women in Canada, and she is a past recipient of Canada’s Top 40 under 40 Award.  Ms. Puri earned her Bachelor of Laws degree from the University of Toronto, and she holds a Master of Laws degree from Harvard Law School.

Lenard Boggio (appointed January 20, 2021)

Director

Len Boggio was formerly a partner of PricewaterhouseCoopers LLP (PwC) where he served for more than 30 years until his retirement in May 2012. During that time, he was Leader of the B.C. Mining Group of PwC, a senior member of PwC's Global Mining Industry Practice and an auditor of Canadian, U.S. U.K. and other internationally-listed mineral resource and energy clients. Mr. Boggio is a Fellow of the Chartered Professional Accountants of Canada (FCPA, FCA) and has served as president of the British Columbia Institute of Chartered Accountants and chairman of the Canadian Institute of Chartered Accountants.

Donald R. Taylor, P.G. (appointed CEO April 13, 2021)

President, CEO and Director

Donald R. Taylor has 30 years of mineral exploration experience with precious and base metals on five continents, taking projects from exploration to mine development. He is the recipient of the Prospectors and Developers Association of Canada’s 2018 Thayer Lindsley Award for the 2014 discovery of the Taylor lead-zinc-silver deposit in Arizona. Mr. Taylor has worked extensively for large and small cap companies, including Arizona Mining, BHP Minerals, Bear Creek Mining, American Copper and Nickel, Doe Run Resources and Westmont Mining Company. He is a Licensed Professional Geologist in several eastern and western states and a qualified person as defined by National Instrument 43-101. Mr. Taylor has a Bachelor of Science degree in Geology from Southeast Missouri State University and a Master of Science degree from the University of Missouri at Rolla.

Michael McClelland, CPA, CA

CFO

Michael McClelland has over 15 years of experience in accounting and finance. He was formerly the Chief Financial Officer of Bisha Mining Share Company, an operating subsidiary of Nevsun Resources. Prior to that he worked for Goldcorp as the Mine General Manager at Wharf Resources (now owned by Coeur Mining), and prior to that was Director of Finance, Canada and USA. Mr. McClelland started his career at KPMG LLP as a Senior Accountant with the mining group. He is a Chartered Accountant and has a Bachelor of Arts in Economics from Simon Fraser University in British Columbia, Canada.

Purni Parikh

Senior Vice President, Corporate Affairs

Purni Parikh has over 25 years of public company experience in the mining sector including corporate affairs and finance, legal and regulatory administration, and governance. Ms. Parikh joined Augusta Gold in October, 2020. She is President of the Augusta Group of Companies including Titan Mining Corporation, and Senior Vice President, Corporate Affairs of Solaris Resources Inc. Ms. Parikh was previously Senior Vice President, Corporate Affairs and Corporate Secretary of Arizona Mining Inc. and Newcastle Gold Ltd., and Vice President, Corporate Secretary Augusta Resource Corporation and Ventana Gold Corp. prior to their acquisition. Ms. Parikh obtained a Certificate in Business from the University of Toronto and a Gemology degree. She holds the ICD.D designation from the Institute of Corporate Directors, and has worked extensively with boards.

Lynette Gould, CFA

Senior Vice President, Investor Relations & Corporate Development

Lynette Gould has over 20 years’ experience in investor relations and finance roles. Most recently she was Vice President, Investor Relations at Galiano Gold, a junior gold mining company with an operation in Ghana, West Africa.  Prior to that she was with Alio Gold a junior gold mining company with operations in Mexico and Nevada and prior to that she was Director, Investor Relations at Goldcorp Inc. where she played a critical role in positioning Goldcorp's new business strategy under its new leadership team. Ms. Gould has built robust IR strategies and developed deep relationships within the investment community. She holds a Chartered Financial Analyst (CFA) designation and has a Bachelor of Business degree.

Johnny Pappas

Vice President, Environmental & Permitting

Johnny Pappas has a distinguished career in the field of environmental management and permitting. Mr. Pappas recently, from January 2016 to August 2018, held the position of Vice-President, Environmental and Permitting for Arizona Mining where he directed the permitting of the Hermosa Taylor Deposit Project, Director of Environmental Affairs for Romarco Minerals Inc., from September 2009 to December 2015, where he was instrumental in directing the federal and state permitting of the Haile Gold Mine; the first gold mine permitted east of the Mississippi in the last 20 years. He was previously, from May 2008 to August 2009, the Environmental Manager of the Climax Mine. In addition, he has held several Senior Environmental Engineer positions with PacifiCorp, Plateau Mining and Santa Fe Pacific Gold. Mr. Pappas holds a B.Sc. degree in Geology and Business Administration. Mr. Pappas is recognized as a leader in his field and has won numerous awards including: the 2003 “Best of the Best” Award – awarded by the Department of Interior’s Office of Surface Mining in recognition for extraordinary personal commitment and outstanding contribution for the reclamation success at the Castle Gate Mine and the 2003 “Excellence in Surface Coal Mining Reclamation” Award.

Scott Burkett

Vice President, Exploration

Scott Burkett has over 10 years of experience in mineral exploration, ore control, geologic modeling, resource estimation and database management. Mr. Burkett earned his BSc in Geology from the University of Idaho, and has since worked on a number of base and precious metal exploration projects at various stages, ranging from grassroots to advanced exploration. Mr. Burkett is also Vice President, Exploration for Titan Mining Corporation. He worked for Arizona Mining where he served as Chief Geologist for the Hermosa Project, and was instrumental in designing programs which resulted in significant expansion of the mineral resources. Mr. Burkett also brings experience in exploration and ore control from previous roles at Metal Mining Consultants, First Solar, Hycroft Resources & Development (Allied Nevada Gold) and Yamana Gold. He is also a qualified person as defined by National Instrument 43-101.

Tom Ladner

Vice President, Legal

Tom Ladner joined Augusta Gold Corp. in November 2020 as Vice President Legal. Mr. Ladner is also Vice President Legal for the Augusta Group of Companies, including Solaris Resources Inc. and Titan Mining Corporation. Prior to joining the Augusta Group, Mr. Ladner practiced law in the Securities and Capital Markets group of a major Canadian law firm. Mr. Ladner has advised on multiple M&A transactions valued in excess of C$1 billion and more than 25 public market financings raising in aggregate more than C$750 million. Mr. Ladner has his Honors in Business Administration (with distinction) from the Richard Ivey School of Business and his Juris Doctor from Western University.

Number and Terms of Office of Officers and Directors

The number of directors is established by the Board of Directors. Our Board currently consists of six (6) directors. Each elected director will serve until the Company's next annual meeting of shareholders and until a successor is elected and qualified.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our Amended and Restated Bylaws as it deems appropriate.

Arrangements between Officers and Directors

Except as set forth below, to our knowledge, there is no arrangement or understanding between any of our directors or officers and any other person, including directors and officers, pursuant to which the director or officer was selected to serve as an officer.

Mr. Warke is the sole officer and director of Augusta Investments Inc. (“Augusta Investments”), the Company’s largest stockholder. On October 26, 2020, in coordination with the completion of the acquisition of Bullfrog Mines LLC pursuant to a membership interest purchase agreement with Homestake Mining Company of California (“Homestake”), and Lac Minerals (USA) LLC (the “Acquisition Transaction”), the Company closed a private placement of units with Augusta Investments and certain of its associates pursuant to which Augusta Investments gained control of the Company (the “Private Placement”). As part of the Acquisition Transaction and the Private Placement, in accordance with the negotiated terms between the parties thereof, including Augusta Investments, Augusta Gold reconstituted its management and agreed to appoint, Daniel Earle and Donald Taylor as directors of the Company and Michael McClelland, Johnny Pappas and Scott Burkett as officers of the Company. Subsequently, the reconstituted Board of Directors also appointed Purni Parikh, Lynette Gould and Tom Ladner as officers of the Company and Mr. Warke as Executive Chairman of Augusta Gold. Augusta Investments controls 21,689,788 shares of common stock with the right to acquire an additional 18,865,727 shares underlying warrants representing 58.25% of the issued and outstanding voting shares (common and preferred) of the Company on a partially diluted basis as of April 29, 2021.

Family Relationships

None of our directors or executive officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Other Directorships

Other than John Boehner who is a director of Acreage Holdings, Inc., and Lenard Boggio who is a director of Equinox Gold Corp., none of the directors of Augusta Gold are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Shares, to file reports of ownership and changes of ownership of such securities with the SEC.

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended December 31, 2020, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except as set forth below:

Name	Number of Late Reports (Transactions)	Number of Missing Reports (Transactions)
Thomas Ellard	One Form 3	--
William Morgan	One Form 3	--
John Hill	One Form 3
Alan Lindsay	One Form 4 (1 Transaction)

Code of Business Conduct and Ethics

On February 8, 2021, we adopted a code of business conduct and ethics that applies to our directors, officers, employees, consultants, contractors, subcontractors and other agents of the Company. Our code of business conduct and ethics is available at our website which is located at www.augustagold.com. We will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of three directors, Lenard Boggio, Daniel Earle and Poonam Puri, each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide). Lenard Boggio satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K.

Director Nomination Procedures

On February 8, 2021, we adopted a Nominating and Corporate Governance Committee and approved a charter for the committee. The charter can be found on our website at www.augustagold.com.

There have been no material changes to the procedures pursuant to which a stockholder may recommend a nominee to the Board. The Nominating and Corporate Governance Committee does not have a set policy for whether or how stockholders are to recommend nominees for consideration by the Board. Recommendations for director nominees made by stockholders are subject to the same considerations as nominees selected by the Corporate Governance and Nominating Committee or the Board.

Item 11. Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers consisting of our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Beling, President, Chief Executive Officer, Secretary, Treasurer	2019	100,000	--	$85,000	--	--	--	--	$185,000
and Director(2)	2020	100,000	--	$90,000	--	--	--	--	$190,000

Tyler Minnick,	2019	--	--	--	--	--	--	$41,040	$41,040
Chief Financial Officer(2)	2020	--	--	--	$121,896	--	--	$39,960	$39,960

Maryse Belanger,	2019	--	--	--	--	--	--	--	--
Chief Executive Officer(3)	2020	47,968	--	--	--	--	--	--	47,968

(1) Represents the aggregate grant date fair value computed in accordance with FASB 123.

(2) Resigned on October 26, 2020.

(3) Appointed CEO October 26,2020. Ms. Belanger’s salary was paid in $C and translated in to $US at the average exchange rate for the fourth quarter of 2020 of 1.3030 per Bank of Canada. Ms. Belanger resigned from the Company April 13, 2021.

(4) Mr. Minnick’s Other Compensation were consulting fees paid for his services as Chief Financial Officer.

Employment Agreements

David Beling

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

Tyler Minnick

Tyler Minnick does not have an employment agreement with the Company. Mr. Minnick received stock option grants in relation to his services to the Company as Chief Financial Officer.

Maryse Belanger

On October 1, 2020, we entered into an employment letter agreement with Maryse Belanger pursuant to which Ms. Belanger would serve as our Chief Executive Officer in consideration for an annual salary of C$250,000. For the first 18 months from the Start Date of her employment with the Company, if employment is terminated without cause by the Corporation or for good reason by her, she shall be compensated with a lump sum cash amount equal to 6 months of her Annual Salary. After 18 months of employment with the Company, if employment is terminated without cause by the Corporation or for good reason by her, she shall be compensated with a lump sum cash amount equal to one-and -one half times her Annual Salary. She shall be entitled to exercise any vested options she holds in accordance with the Company’s stock option plan.

If the Company receives an offer that results in a change of control of the Company and she resigns for any good reason or are terminated by the Company without cause within six months after a change of control she shall be compensated with a lump sum cash amount equal to two times her Annual Salary and maximum target bonus of 70% plus all non-vested securities shall vest.

Outstanding equity awards at year end December 31, 2020

The following table sets forth the stock options granted to our named executive officers, as of December 31, 2020. No stock appreciation rights have been awarded.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Name Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
David Beling	295,833	--	$0.150	03/30/2025	--
David Beling	333,333	--	$0.816	12/01/2027	--
Tyler Minnick	59,167	--	$0.150	03/30/2025	--
Tyler Minnick	83,333	--	$0.816	12/01/2027	--
Tyler Minnick	58,333	--	$0.660	12/01/2027	--
Tyler Minnick	83,333	--	$1.080	12/01/2027	--

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Lindsay**	-	90,000	-	-	90,000
Kjeld Thygesen**	-	90,000	-	-	90,000
David Beling, discussed above	-	-	-	-	-

* Represents the aggregate grant date fair value computed in accordance with FASB 123.

**Resigned on October 26, 2020.

Compensation of Directors

Directors that were also executive officers received no monetary compensation for serving as a Director. Non-executive directors are granted non-qualified stock options as compensation. Such stock option awards are determined at the sole discretion of the Company’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

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

As of the approximate date of this filing we had 68,951,435 shares of common stock outstanding.

Executive Officers and Directors

Name and Address	Shares Owned	Percentage
Richard Warke (1) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	40,555,515	58.82

Don Taylor (2) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	333,334	0.48

John Boehner Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	0	0

Lenard Boggio (3) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	53,333	0.08

Daniel Earle (4) Suite 2915, 181 Bay St Toronto, ON M5J 2T3	995,834	1.44

Poonam Puri (5) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	66,000	0.10

Michael McClelland (6) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	15,000	0.02

Purni Parikh (7) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	408,334	0.59

Lynette Gould (8) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	25,383	0.04

Johnny Pappas (9) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	90,000	0.13

Scott Burkett (10) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	6,733	0.01

Tom Ladner (11) Suite 555 – 999 Canada Place Vancouver, BC V6C 3E1	75,000	0.11

All executive officers and directors as a group (12 persons)	42,625,132	61.82

Other 5% or Greater Stockholders (Common Stock)

Name and Address	Shares Owned	Percentage
Barrick Gold Corporation (12) Brookfield Place TD Canada Trust Tower 161 Bay Street, Suite 3700, Toronto, ON M5J 2S1	18,200,000	26.40

(1) Includes the following (all of which are held by Augusta Investments Inc., a company wholly owned by Mr. Warke): 21,689,788 shares of Common Stock and 18,865,727 shares underlying warrants.

(2) Includes the following: 166,667 shares of Common Stock and 166,667 shares underlying warrants.

(3) Includes the following: 42,222 shares of Common Stock and 11,111 shares underlying warrants.

(4) Includes the following (all of which are held by 2210637 Ontario Ltd., a company wholly owned by Mr. Earle): 525,000 shares of Common Stock and 470,834 shares underlying warrants.

(5) Includes the following: 44,000 shares of Common Stock and 22,000 shares underlying warrants.

(6) Includes the following: 10,000 shares of Common Stock and 5,000 shares underlying warrants.

(7) Includes the following: 216,667 shares of Common Stock and 191,667 shares underlying warrants (of which 166,667 shares of Common Stock and 166,667 shares underlying warrants are held by Lions Gate Holdings Inc., a company wholly owned by Ms. Parikh).

(8) Includes the following: 20,983 shares of Common Stock and 4,445 shares underlying warrants.

(9) Includes the following: 60,000 shares of Common Stock and 30,000 shares underlying warrants.

(10) Includes the following: 4,511 shares of Common Stock and 2,222 shares underlying warrants.

(11) Includes the following: 50,000 shares of Common Stock and 25,000 shares underlying warrants.

(12) Includes the following: 9,100,000 shares of Common Stock and 9,100,000 shares underlying warrants.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plans

See the discussion under the heading “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Company’s Original 10-K, which discussion is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On August 4, 2020, the Board of Directors approved and issued a stock compensation distribution to board members Alan Lindsay, Chairman; Kjeld Thygesen, board member; and David Beling, CEO, President and board member. The Company issued 83,333 shares of common stock to each for a total of 250,000 shares with the fair market value of $1.08 per share.

Related Person Transactions Policy and Procedure

Augusta Gold’s Code of Ethics states that our directors, employees and consultants should not be involved in any activity that creates or gives the appearance of a conflict of interest between their personal interests and the interests of the Company. In particular, without the specific permission of our Chairman of the Audit Committee, ethics officer or our Board (including contracts approved by our Board), no director, employee or consultant, or a member of his or her family shall, unless disclosed to us, engage in the list of conflict of interest transactions set forth in the Code of Ethics. Our directors, employees and consultants must immediately notify the Chairman of the Audit Committee or our ethics officer of the existence of any actual or potential conflict of interest so that the circumstances can be reviewed for a decision on whether a conflict of interest is present, and if so, what course of action is to be taken.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

We currently have six directors serving on our Board of Directors. We are not listed on a national securities exchange, but for purposes of this disclosure we have selected the independence requirements of the NYSE American LLC. Using the definition of independence set forth in the rules of the NYSE American, John Boehner, Lenard Boggio, Daniel Earle and Poonam Puri would be considered independent directors of the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the fiscal year ended December 31, 2020, the fees billed by Davidson & Company LLP, our principal accountant, to us for services rendered for the review of the financial statements included in the quarterly reports on Form 10-Q filed with the SEC were $15,000 and $37,500 for the 2020 audit of the annual financial statements.

Audit-Related Fees

For the fiscal years ended December 31, 2020 and 2019, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal year ended December 31, 2020 and 2019, there were no fees billed to us by Davidson & Company LLP.

All Other Fees

For the fiscal years ended December 31, 2020 and 2019, there were no fees billed to us by our principal accountant for services other than services described above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements

Our audited consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, the footnotes thereto, and the report of Davidson & Company LLP, independent registered public accounting firm, included in Part II, Item 8 of the Original 10-K.

(2)	Financial Schedules:

None.

Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this amendment and is incorporated herein by reference in response to this item.

Exhibit
Number	Description
31.1*	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Donald Taylor
Name: Donald Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)