Form 10-Q
period 2021-03-31
AUGUSTA GOLD CORP.
filed 2021-05-11
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54653

AUGUSTA GOLD CORP.

(Exact name of registrant as specified in its charter)

Delaware	41-2252162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 555 - 999 Canada Place
Vancouver, BC, Canada	V6C 3E1
(Address of principal executive offices)	(Zip Code)

(604) 687-1717

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,951,435 shares of common stock, par value $0.0001, were outstanding on April 30, 2021.

AUGUSTA GOLD CORP.

PART I. FINANCIAL INFORMATION

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(Expressed in US dollars)

	3/31/21	12/31/20
Assets
Current assets
Cash	$26,377,869	$14,341,727
Prepaid	113,973	227,140
Deposits	82,028	331,989
Total current assets	26,573,870	14,900,856

Other assets
Mineral properties	11,939,556	11,130,976
Equipment	161,326	25,625
Accumulated depreciation	(8,698)	(632)
Total other assets	12,092,184	11,155,969

Total assets	$38,666,054	$26,056,825

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,113,117	$746,808
Total current liabilities	1,113,117	746,808

Long term liabilities
Asset retirement obligation	1,724,876	1,135,700
Warrant liability	30,696,336	21,517,000
Total long term liabilities	32,421,212	22,652,700

Total liabilities	33,534,329	23,399,508

Stockholders' equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 3/31/21 and 12/31/20 Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 677,084 issued and outstanding as of 3/31/21 and 3,093,750 issued and outstanding as of 12/31/20	67	309
Common stock, 750,000,000 shares authorized, $0.0001 par value; 68,847,268 shares issued and outstanding 3/31/21 and 55,842,715 shares issued and outstanding as of 12/31/20	6,885	5,584
Additional paid in capital	39,498,692	26,276,997
Accumulated deficit	(34,373,919)	(23,625,573)

Total stockholders' equity	5,131,725	2,657,317

Total liabilities and stockholders' equity	$38,666,054	$26,056,825

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Expressed in US dollars)

	Three Months Ended
	3/31/21	3/31/20

Operating expenses
General and administrative	$1,338,457	$183,808
Exploration, evaluation and project expense	2,584,323	43,689
Accretion expense	4,940	-
Depreciation expense	8,066	-

Total operating expenses	3,935,786	227,497

Net operating loss	(3,935,786)	(227,497)

Interest expense	-	(19,064)
Revaluation of warrant liability	(7,007,886)	171,491
Foreign currency translation adjustment	195,326	-

Net loss	$(10,748,346)	$(75,070)

Weighted average common shares outstanding - basic and diluted	62,269,355	25,237,343

Loss per common share - basic and diluted	$(0.17)	$-

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Expressed in US dollars)

	Preferred Shares Issued	Preferred Stock	Common Shares Issued	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)

December 31, 2019	4,253,472	$425	22,758,993	$2,276	$11,404,350	$(11,666,289)	$(259,238)
Private placement issued	-	-	2,564,103	256	1,419,434	-	1,419,690
Warrant liability	-	-	-	-	(441,010)	-	(441,010)
Conversion of preferred stock	(881,945)	(88)	881,945	88	-	-	-
Stock options issued	-	-	-	-	36,699	-	36,699
Net loss	-	-	-	-	-	(75,070)	(75,070)
March 31, 2020	3,371,527	$337	26,205,041	$2,620	$12,419,473	$(11,741,359)	$681,071

December 31, 2020	3,093,750	$309	55,842,715	$5,584	$26,276,997	$(23,625,573)	$2,657,317
Conversion of warrants	-	-	2,343,995	234	2,912,948	-	2,913,182
Conversion of preferred stock	(2,416,667)	(242)	2,416,667	242	-	-	-
Conversion of options	-	-	688,334	69	325,181	-	325,250
Share based compensation	-	-	-	-	234,277	-	234,277
Placement - March	-	-	7,555,557	756	13,056,047	-	13,056,803
Warrant liability	-	-	-	-	(3,306,758)	-	(3,306,758)
Net loss	-	-	-	-	-	(10,748,346)	(10,748,346)
March 31, 2021	677,083	$67	68,847,268	$6,885	$39,498,692	$(34,373,919)	$5,131,725

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Expressed in US dollars)

	Three Months Ended
	3/31/21	3/31/20

Cash flows from operating activities
Net loss	$(10,748,346)	$(75,070)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense	4,940	-
Depreciation expense	8,066	-
Revaluation of warrant liability	7,007,886	(171,491)
Stock options issued for services	234,277	36,699
Change in operating assets and liabilities:
Prepaid expenses	113,167	-
Deposits	249,961	(2,763)
Accounts payable	366,309	1,953
Related party payable	-	1,517
Other liabilities	(47,466)	-

Net cash used in operating activities	(2,811,206)	(209,155)

Cash flows from investing activity
Acquisition of mineral properties	(176,878)	-
Acquisition of equipment	(135,701)	-

Net cash used in investing activities	(312,579)	-

Cash flows from financing activities
Proceeds from private placement of stock	13,056,803	1,419,690
Proceeds from conversion of options	325,250	-
Proceeds from conversion of warrants	1,777,874	-

Net cash provided by financing activities	15,159,927	1,419,690

Net increase (decrease) in cash	12,036,142	1,210,535

Cash, beginning of period	14,341,727	44,595

Cash, end of period	$26,377,869	$1,255,130

Noncash investing and financing activities
Revaluation of asset retirement obligation	$631,702	$-

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

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On March 31, 2021, the Company’s cash balance was $26,377,869. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

Foreign Currency Translation

The Company is exposed to currency risk on transactions and balances in currencies other than the functional currency. The Company has not entered any contracts to manage foreign exchange risk.

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

The Company is required to reclaim the property at the Bullfrog Project at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,724,876.

Balance, December 31, 2020	$1,135,700
Accretion	4,940
Costs applied to ARO balance	(47,466)
Change in estimates	631,702
Balance, March 31, 2021	$1,724,876

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

At March 31, 2021 the estimated future cash flows have been determined using real cash flows and discounted using a rate of 1.74% and a total undiscounted amount for the estimated future cash flows is $1,797,141.

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

Net Loss per Common Share

The Company incurred net losses during the three months ended March 31, 2021 and 2020. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	3/31/21	3/31/20
Stock options	6,050,000	1,641,667
Warrants	33,099,098	5,013,510
Preferred stock	677,084	3,371,528

Risks and Uncertainties

Since the formation of the Company, it has not generated any revenues. As an early-stage company, the Company is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to generate revenue or attain profitability.

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

The Company business is exploring for gold and other minerals. If the Company discovers commercially exploitable gold or other deposits, revenue from such discoveries will not be generated unless the gold or other minerals are actually mined.

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

NOTE 2 - MINERAL PROPERTIES

	Mineral properties	Plant and equipment	Total
Cost
As of December 31, 2020	$11,130,976	$25,625	$11,156,601
Change in ARO estimate	631,702	-	631,702
Additions	176,878	135,701	312,579
As of March 31, 2021	$11,939,556	$161,326	$12,100,882

Accumulated depreciation
As of December 31, 2020	$-	$632	$632
Depreciation expense	-	8,066	8,066
As of March 31, 2021	$-	$8,698	$8,698

Net book value on March 31, 2021	$11,939,556	$152,628	$12,092,184

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

The following is the consideration paid in the acquisition, which was allocated entirely to mineral properties:

Consideration:
Grant date fair value of 9,100,000 units issued	$8,342,880
Transaction fees	97,571
Asset retirement obligation	1,130,631
Total	$9,571,082

NOTE 3 - STOCKHOLDER’S EQUITY

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

Recent Sales of Unregistered Securities

On January 16, 2020, the Company sold an aggregate of 2,564,103 Units for gross proceeds of CAD$2,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of CAD$0.78 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a two-year warrant (the “January 2020 Warrants”) to purchase 50% of the number of shares of common stock purchased at an exercise price of CAD$1.20 per share. In addition, the Company paid a total of $118,918 for finder's fees on subscriptions under the Offering and issued to the finder 152,458 share purchase warrants (the “Finder Warrants”). Each Finder Warrant entitles the holder to acquire one share of common stock at an exercise price of CAD$1.20 per share for a period of 24 months from the date of issuance.

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

On March 4, 2021, the Company closed a private placement (the “Private Placement”) of units of the Company (the “Units”) at a price of C$2.25 per Unit (“Offering Price”), each Unit comprised of one share of common stock of the Company (a “Unit Share”) and one half of one common stock purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder to acquire one share of common stock (a “Warrant Share”) at an exercise price of C$2.80 per Warrant Share for a period of three (3) years from the date of issuance for gross aggregate proceeds of C$17 million. The proceeds from the Private Placement will be used to advance exploration efforts at its highly prospective wholly owned Bullfrog Gold project located in Nevada, USA, and for general and working capital purposes. Finders’ fees of C$450,000 were paid in connection with the Private Placement.

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

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2020 and the three months ending March 31, 2021:

Options converted to common shares
Date	Shares	Price
October 2020	41,667	$0.150
December 2020	353,333	$0.150
December 2020	416,667	$0.816
January 2021	295,833	$0.150
January 2021	333,334	$0.816
February 2021	59,167	$0.150

Warrants converted to common shares
Date	Shares	Price
July 2020	25,000		$0.60
July 2020	16,667	C$	1.20
September 2020	75,000		$0.90
September 2020	50,000	C$	1.20
October 2020	83,333		$0.60
December 2020	19,231	C$	1.20
January 2021	387,467	C$	1.20
January 2021	266,685		$0.60
January 2021	83,333		$0.90
February 2021	573,174	C$	1.20
February 2021	941,669		$0.60
March 2021	41,667	C$	1.20
March 2021	50,000		$0.60

Preferred shares converted to common shares
Date	Shares
January 2020	166,667
February 2020	715,278
July 2020	166,667
December 2020	111,111
January 2021	2,416,667

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

As of March 31, 2021, the Company had outstanding 677,084 shares of Series B Preferred Stock.

Common Stock Options

The Company granted 58,333 and 83,333 options to purchase common stock in January and August 2020, respectively, to the former CFO. These options are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

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

The Company granted 5,825,000 options to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan for the three months ended March 31, 2021. The Black Scholes option pricing model was used to estimate the aggregate fair value of the March 2021 options of $85,197 with the following inputs:

Options	Exercise Price	Term	Volatility	Risk Free Interest Rate	Fair Value
5,825,000	C$3.00	3 years	72.7%	0.22%	$6,110,018

For the three months ended March 31, 2021, the Company recognized share-based compensation expense related to the stock options of $234,277.

A summary of the stock options as of March 31, 2021 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,583,333	$0.50	7.70	-
Balance at December 31, 2019	1,583,333	$0.50	6.70	$382,500
Exercised	811,667	0.49	-	-
Issued	141,667	0.91	-	-
Balance at December 31, 2020	913,333	$0.57	6.26	$1,286,650
Exercised	688,333	0.47	-	-
Issued	5,825,000	C$3.00	-	-
Balance at March 31, 2021	6,050,000	2.32	5.02	303,900
Options exercisable at March 31, 2021	225,000	$0.86	8.21	$303,900

Total outstanding warrants of 33,099,115 as of March 31, 2021 were as follows:

Warrants Issued	Exercise Price	Expiration Date
1,541,668	$0.90	May 2021
346,328	C$1.20	January 2022
27,433,335	C$1.80	October 2024
3,777,784	C$2.80	March 2024

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the January 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. For the three months ending March 31, 2021 the warrant liability was valued at $437,897 with the following assumptions:

	1/16/20	12/31/20	3/31/21
Fair market value of common stock	$0.66	$1.92	$2.21
Exercise price	$0.90	$0.90	$0.96
Term	2 years	1.04 years	0.79 years
Volatility range	113.5%	90.8%	84.2%
Risk-free rate	1.58%	0.13%	0.06%

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the three months ending March 31, 2021 the warrant liability was valued at $25,774,649 with the following assumptions:

	10/26/20	12/31/20	3/31/21
Fair market value of common stock	$1.26	$1.92	$2.21
Exercise price	$1.38	$1.41	$1.43
Term	4 years	3.8 years	3.6 years
Volatility range	68.4%	69.3%	77.3%
Risk-free rate	0.18%	0.13%	0.35%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021 using Black-Scholes valuation technique. For the three months ending March 31, 2021 the warrant liability was valued at $4,483,790 with the following assumptions:

	3/4/21	3/31/21
Fair market value of common stock	$1.97	$2.21
Exercise price	$2.21	$2.23
Term	3 years	2.9 years
Volatility range	72.7%	85.5%
Risk-free rate	0.32%	0.35%

NOTE 5 - RELATED PARTY

On January 7, 2020, the Board of Directors approved issuance of 58,333 stock options to the former CFO, with an exercise price of $0.66 per share determined by the closing price of the Company’s common stock as of January 7, 2020. The options are 100% percent vested as of the grant date.

On August 4, 2020, the Board of Directors approved issuance of 83,333 stock options to the former CFO with an exercise price of $1.08 per share determined by the closing price of the Company’s common stock as of August 4, 2020. The options are 100% percent vested as of the grant date.

In August 2020, the Company issued 500,000 shares each of common stock to the former CEO and President and two directors for services valued at $0.18 per share, for an aggregate of $270,000.

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

The Company was charged for the following with respect to this arrangement from inception, October 26, 2020 through December 31, 2020 and for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021	Oct. 26, 2020 to Dec. 31, 2020
Salaries and benefits	$376,324	$122,031
Office	76,379	12,948
Operating expenses	66,227	17,875
Total	$518,930	$152,855

The Company is committed to payments for office leases premises through 2022 in the total amount of approximately $151,000 based on the Company’s current share of rent paid.  The Company is jointly liable for rent payments and uses the assets jointly.  Payments by fiscal year are:

2021	$132,077
2022	18,678
Total	$150,755

The Company granted 5.8 million stock options to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Options have an exercise price of C$3.00 per share and expire five years from the date of grant.

NOTE 6 - COMMITMENTS

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $74,000 as of March 31, 2021 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $105,000 as of March 31, 2021. Future payments will be due as follows:

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

NOTE 7 - SUBSEQUENT EVENTS

On April 13, 2021 Mr. Donald Taylor, was appointed President and Chief Executive Officer, effective immediately.  Ms. Maryse Belanger resigned as Chief Executive Officer, President and a Director of Augusta Gold.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Augusta Gold Corp., and depending on the context, its subsidiaries.

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

The Acquisition Transaction closed on October 26, 2020.  Through the Company’s acquisition of the Equity Interests, the Company acquired rights to 1,500 acres of land adjoining the Company’s Bullfrog Gold deposit.. As at the date of this Report, the Company’s total land position at the Bullfrog Gold Project totals approximately 7,800 acres.

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

On April 13, 2021, the Company announced the appointment of Mr. Donald Taylor as President and Chief Executive Officer of the Company and the resignation of Maryse Belanger as President, Chief Executive Officer and a director.

Results of Operations

Three Months Ended March 31, 2021 Compared to March 31, 2020

	Three Months Ended
	3/31/21	3/31/20

Operating expenses
General and administrative	$1,338,457	$183,808
Exploration, evaluation and project expense	2,584,323	43,689
Accretion expense	4,940	-
Depreciation expense	8,066	-

Total operating expenses	3,935,786	227,497

Net operating loss	(3,935,786)	(227,497)

Interest expense	-	(19,064)
Revaluation of warrant liability	(7,007,886)	171,491
Foreign currency translation adjustment	195,326	-

Net loss	$(10,748,346)	$(75,070)

For the three months ending March 31, 2021 the Company increased general and administrative expenses by approximately $1,155,000.  The increase was due to the following year over year variances:

	3/31/21	3/31/20	Variance
Accounting fees	$95,000	$33,000	$62,000
Legal fees	181,000	3,000	178,000
Marketing expense	64,000	13,000	51,000
Payroll	479,000	27,000	452,000
Corporate expenses & rent	172,000	0	172,000
Share based compensation	234,000	37,000	197,000
Insurance	26,000	0	26,000
Other professional fees	61,000	53,000	8,000
Other general expenses	26,000	18,000	8,000

•Accounting fees increase resulted from higher costs for year end audit procedures along with additional consulting fees needed for required regulatory filings. Management believes these increased costs will continue in future fiscal periods.

•Legal fees were needed for additional stock exchange listing compliance requirements. While these fees represent a onetime cost, management does believe that legal costs will be higher than prior periods moving forward due to the Company’s increased compliance costs and the implementation of regulatory changes in relation to property disclosure requirements in our filings with the SEC.

•Marketing expense was higher as additional amounts were used for increase shareholder awareness.

•The increase in payroll and corporate expenses was from the Company entering into an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s new head office located in Vancouver, BC Canada.  Management expects payroll costs to continue to be higher than prior periods due to increased personnel and consultants added in the quarter that will continue to be retained moving forward.

•The Company granted 5,825,000 options to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan for the three months ended March 31, 2021.  The Company recognized share-based compensation expense related to the stock options of $234,000.

For the three-month period ending March 31, 2021 there was $2,584,000 versus $44,000 for the same period in 2020 in exploration and evaluation expenses.  The following are the significant expenses incurred in 2021:

Drilling	$1,436,000
Consultants/Contractors	555,000
Supplies	124,000
Assay	134,000
Water haulage	136,000
Overhead	110,000
Other	89,000

The exploration costs are expected to be higher in the future periods, consistent with the three-month period ending March 31, 2021.  In the first quarter of 2021, exploration drilling was centered on Montgomery-Shoshone, one of five key explorations targets on the property. A total of 13 holes totaling 5,453 meters were drilled targeting two principal structures, the Polaris Vein and the Montgomery-Shoshone Vein Zone. Drilling in the first quarter was focused on expanding the currently outlined resource, capturing geotechnical data and collecting samples for metallurgical test work.

In addition to exploration drilling in the first quarter, the Company continued to advance the development of the project by conducting comprehensive geologic mapping and geochemical sampling at the Gap Target and completing archaeological and biological studies in key areas to advance exploration drill permits on federal lands.

In the second quarter, the Company will be conducting a geophysical survey at the Gap Target to identify structural zones conducive to hosting hydrothermal mineralization followed by exploration drilling. Drilling at the Bullfrog target is also anticipated to start to further define mineralization north of the existing historic pit and collect required geotechnical and metallurgical samples to advance the project.

The revaluation of the warrant liability is based on the following warrants issued:

Issue Date	Expiration Date	Warrants Issued	Exercise Price
January 2020	January 2022	329,965	C$1.20
October 2020	October 2024	18,333,333	C$1.80
March 2021	March 2024	3,777,784	C$2.80

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

On March 4, 2021, the Company closed a private placement (the “Private Placement”) of units of the Company (the “Units”) at a price of C$2.25 per Unit (“Offering Price”), each Unit comprised of one share of common stock of the Company (a “Unit Share”) and one half of one common stock purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder to acquire one share of common stock (a “Warrant Share”) at an exercise price of C$2.80 per Warrant Share for a period of three (3) years from the date of issuance for gross aggregate proceeds of C$17 million. The proceeds from the Private Placement will be used to advance exploration efforts at its highly prospective wholly owned Bullfrog Gold project located in Nevada, USA, and for general and working capital purposes. Finders’ fees of C$450,000 were paid in connection with the Private Placement.

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

Liquidity

As of March 31, 2021, the Company had total liquidity of $26,378,000 in cash and cash equivalents. The Company had working capital of $25,461,000 and an accumulated deficit of $34,374,000. For the three months ended March 31, 2021, the Company had negative operating cash flows before changes in working capital of $3,493,000 and a net loss of $10,748,000.

As of March 31, 2020, the Company had total liquidity of $1,255,000 in cash and cash equivalents. The Company had working capital of $740,000 and an accumulated deficit of $11,741,000. For the three months ended March 31, 2020, the Company had negative operating cash flows before changes in working capital of $210,000 and a net loss of $75,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. However, the Company does expect that it will be required to raise additional funds, again through public or private equity financings in the future in order to continue in business in the future past the immediate 12 month period. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of March 31, 2021, the capital structure of the Company consists of 68,847,268 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of March 31, 2021 and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total

Leases	$198,077	$151,678	$42,000	$721,000	$1,112,755
Capital Expenditure	25,000	60,000	-	-	85,000
	$223,077	$211,678	$42,000	$721,000	$1,197,755

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

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

With respect to the quarterly period ending March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2021, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities during the period covered by this report were previously disclosed on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2011)
4.1	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
10.1	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Document *
101.def	XBRL Taxonomy Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)