Form 10-Q
period 2021-06-30
AUGUSTA GOLD CORP.
filed 2021-08-09
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,472,270 shares of common stock, par value $0.0001, were outstanding on August 9, 2021.

AUGUSTA GOLD CORP.

PART I. FINANCIAL INFORMATION

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(Expressed in US dollars)

	6/30/21	12/31/20
Assets

Current assets
Cash	$23,589,526	$14,341,727
Prepaid	90,604	227,140
Deposits	82,028	331,989
Total current assets	23,762,158	14,900,856

Other assets
Mineral properties and equipment, net	12,092,619	11,155,969
Total other assets	12,092,619	11,155,969

Total assets	$35,854,777	$26,056,825

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$1,152,486	$746,808
Total current liabilities	1,152,486	746,808

Long term liabilities
Asset retirement obligation	1,699,909	1,135,700
Warrant liability	13,729,304	21,517,000
Total long term liabilities	15,429,213	22,652,700

Total liabilities	16,581,699	23,399,508

Stockholders' equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 6/30/21 and 12/31/20 Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; 677,084 issued and outstanding as of 6/30/21 and 3,093,750 issued and outstanding as of 12/31/20	67	309
Common stock, 750,000,000 shares authorized, $0.0001 par value; 70,472,270 shares issued and outstanding 6/30/21 and 55,842,716 shares issued and outstanding as of 12/31/20	7,047	5,584
Additional paid in capital	41,521,941	26,276,997
Accumulated deficit	(22,255,977)	(23,625,573)

Total stockholders' equity	19,273,078	2,657,317

Total liabilities and stockholders' equity	$35,854,777	$26,056,825

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars)

	Three Months Ended		Six Months Ended
	6/30/21	6/30/20	6/30/21	6/30/20

Operating expenses
General and administrative	$1,300,318	$197,853	$2,638,549	$381,661
Lease expense	16,000	16,000	16,000	16,000
Exploration, evaluation and project expense	3,909,175	323,274	6,493,723	366,963
Accretion expense	7,503	-	12,443	-
Depreciation expense	8,066	-	16,133	-

Total operating expenses	5,241,062	537,127	9,176,848	764,624

Net operating loss	(5,241,062)	(537,127)	(9,176,848)	(764,624)

Interest expense	-	(19,235)	-	(38,299)
Revaluation of warrant liability	16,897,823	(498,974)	9,889,937	(327,483)
Foreign currency translation adjustment	461,181	-	656,507	-

Net income (loss)	$12,117,942	($1,055,336)	$1,369,596	($1,130,406)

Weighted average common shares outstanding - basic	69,669,156	26,205,040	65,989,697	25,721,191
Weighted average common shares outstanding - diluted	70,834,236	26,205,040	67,154,777	25,721,191

Earnings (loss) per common share - basic	$0.17	($0.04)	$0.02	($0.04)
Earnings (loss) per common share - diluted	$0.17	($0.04)	$0.02	($0.04)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars)

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

December 31, 2019	4,253,472	$425	22,758,993	$2,276	$11,404,350	($11,666,289)	($259,238)
Private placement issued	-	-	2,564,103	256	1,419,434	-	1,419,690
Warrant liability	-	-	-	-	(441,010)	-	(441,010)
Conversion of preferred stock	(881,945)	(88)	881,945	88	-	-	-
Stock options issued	-	-	-	-	36,699	-	36,699
Net loss	-	-	-	-	-	(75,070)	(75,070)
March 31, 2020	3,371,527	$337	26,205,041	$2,620	$12,419,473	($11,741,359)	$681,071

Net loss	-	-	-	-	-	($1,055,336)	($1,055,336)
June 30, 2020	3,371,527	$337	26,205,041	$2,620	$12,419,473	($12,796,695)	($374,265)

December 31, 2020	3,093,750	$309	55,842,716	$5,584	$26,276,997	($23,625,573)	$2,657,317
Conversion of warrants	-	-	2,343,995	234	2,912,948	-	2,913,182
Conversion of preferred stock	(2,416,666)	(242)	2,416,666	242	-	-	-
Conversion of options	-	-	688,334	69	325,181	-	325,250
Share based compensation	-	-	-	-	234,277	-	234,277
Placement - March	-	-	7,555,557	756	13,056,047	-	13,056,803
Warrant liability	-	-	-	-	(3,306,758)	-	(3,306,758)
Net loss	-	-	-	-	-	(10,748,346)	(10,748,346)
March 31, 2021	677,084	$67	68,847,268	$6,885	$39,498,692	($34,373,919)	$5,131,725

Conversion of warrants	-	-	1,625,002	$162	$1,536,199	-	$1,536,361
Share based compensation	-	-	-	-	487,050	-	487,050
Net income	-	-	-	-	-	12,117,942	12,117,942
June 30, 2021	677,084	$67	70,472,270	$7,047	$41,521,941	($22,255,977)	$19,273,078

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars)

	Six Months Ended
	6/30/21	6/30/20

Cash flows from operating activities
Net loss	$1,369,596	$(1,130,406)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense	12,443	-
Depreciation expense	16,133	-
Revaluation of warrant liability	(9,889,937)	327,483
Share based compensation	721,327	36,699
Change in operating assets and liabilities:
Prepaid expenses	136,536	-
Deposits	249,961	(16,723)
Accounts payable	405,678	(7,411)
Related party payable	-	18,261
Other liabilities	(88,439)	-

Net cash used in operating activities	(7,066,702)	(772,097)

Cash flows from investing activity
Acquisition of mineral properties	(176,878)	-
Acquisition of equipment	(135,701)	-

Net cash used in investing activities	(312,579)	-

Cash flows from financing activities
Proceeds from private placement of stock	13,056,803	1,419,690
Proceeds from paycheck protection program	-	20,833
Proceeds from conversion of options	325,250	-
Proceeds from conversion of warrants	3,245,027	-

Net cash provided by financing activities	16,627,080	1,440,523

Net increase (decrease) in cash	9,247,799	668,426

Cash, beginning of period	14,341,727	44,595

Cash, end of period	$23,589,526	$713,021

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$640,205	$0

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

Basis of Presentation and Statement of Compliance

The accompanying consolidated financial statements (the “consolidated financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

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

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On June 30, 2021, the Company’s cash balance was $23,589,526. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

The Company is required to reclaim the property at the Bullfrog Project at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,699,909, during the period ended June 30, 2021, we reassessed the closure costs and incurred certain costs related to ARO estimate and resulted in a total change in estimate of $640,205.

Balance, December 31, 2020	$1,135,700
Accretion	12,443
Costs applied to ARO balance	(88,439)
Change in estimates	640,205
Balance, June 30, 2021	$1,699,909

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

At June 30, 2021, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 1.45% and a total undiscounted amount for the estimated future cash flows is $1,756,141.

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

The fair value of cash and accounts payable approximates their carrying values due to their short term to maturity. The warrant liabilities are measured using level 3 inputs (Note 4).

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2021 and December 31, 2020. The periods ended December 31, 2020, 2019, 2018, 2017 and 2016 are open to examination by taxing authorities.

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$12,117,942	($1,055,336)	$1,369,596	($1,130,406)
Basic weighted average shares outstanding	69,669,156	26,205,040	65,989,697	25,721,191
Assumed conversion of dilutive shares	1,165,080	0	1,165,080	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	70,834,236	26,205,040	67,154,777	25,721,191
Basic Earnings (Loss) Per Common Share	$0.17	($0.04)	$0.02	($0.04)
Diluted Earnings (Loss) Per Common Share	$0.17	($0.04)	$0.02	($0.04)

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three months and six months ended June 30, 2021. The options and warrants that were not included in the diluted weighted average shares calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.  The following details the dilutive and anti-dilutive shares:

	Dilutive shares In the money	Anti-dilutive shares Out of the money	Total
Options	225,002	5,025,000	5,250,002
Warrants	262,994	31,211,119	31,474,113
Preferred shares	677,084	-	677,084
Total	1,165,080	36,236,119	37,401,199

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

Recent Accounting Pronouncements

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Plant and equipment	Total
Cost
As of December 31, 2020	$11,130,976	$25,625	$11,156,601
Change in ARO estimate	640,204	-	640,204
Additions	-	312,579	312,579
As of June 30, 2021	$11,771,180	$338,204	$12,109,384

Accumulated depreciation
As of December 31, 2020	-	$632	$632
Depreciation expense	-	16,133	16,133
As of June 30, 2021	$0	$16,765	$16,765

Net book value on June 30, 2021	$11,771,180	$321,439	$12,092,619

On October 26, 2020, the Company completed its acquisition of Bullfrog Mines pursuant to the Membership Interest Purchase Agreement (the “MIPA”) among the Company, Homestake Mining Company of California (“Homestake”), and Lac Minerals (USA) LLC (“Lac Minerals” and together with Homestake, the “Barrick Parties”)

Pursuant to the MIPA, the Company purchased from the Barrick Parties all of the equity interests in Bullfrog Mines LLCfor aggregate consideration of (i) 9,100,000 units of the Company, each unit consisting of one share of common stock of the Company and one four-year warrant purchase one share of common stock of the Company at an exercise price of C$1.80 (such number of units and exercise price are set out on a pre-Consolidation basis), (ii) a 2% net smelter returns royalty (the “Barrick Royalty”) granted on all minerals produced from all of the patented and unpatented claims (subject to the adjustments set out below), pursuant to a royalty deed, dated October 26, 2020 by and among Bullfrog Mines and the Barrick Parties (the “Royalty Deed”), (iii) the Company granting indemnification to the Barrick Parties pursuant to an indemnity deed, dated October 26, 2020 by and among the Company, the Barrick Parties and Bullfrog Mines, and (iv) certain investor rights, including anti-dilution rights, pursuant to the

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

investor rights agreement dated October 26, 2020, among the Company, Augusta Investments Inc., and Barrick Gold Corporation.

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

All share information has been retrospectively restated for the Reverse Stock Split.

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

Recent Sales of Unregistered Securities

On March 4, 2021, the Company closed a private placement (the “Private Placement”) of units of the Company (the “Units”) at a price of C$2.25 per Unit (“Offering Price”), each Unit comprised of one share of common stock of the Company (a “Unit Share”) and one half of one common stock purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder to acquire one share of common stock (a “Warrant Share”) at an exercise price of C$2.80 per Warrant Share for a period of three (3) years from the date of issuance.

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

Pursuant to the Private Placement, the Company issued 7,555,556 Unit Shares and 3,777,784 Warrants for gross aggregate proceeds of C$17 million. Finders’ fees of C$450,000 were paid in connection with the Private Placement.

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2020 and the six months ending June 30, 2021:

Options converted to common shares
Date	Shares	Price
January 2021	295,833	$0.150
January 2021	333,334	$0.816
February 2021	59,167	$0.150

Warrants converted to common shares
Date	Shares	Price
January 2021	387,467	C$	1.20
January 2021	266,685		$0.60
January 2021	83,333		$0.90
February 2021	573,174	C$	1.20
February 2021	941,669		$0.60
March 2021	41,667	C$	1.20
March 2021	50,000		$0.60
April 2021	41,667	C$	1.20
April 2021	312,501		$0.90
May 2021	41,667	C$	1.20
May 2021	1,229,167		$0.90

Preferred shares converted to common shares
Date	Shares
January 2021	2,416,667

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

As of June 30, 2021, the Company had outstanding 677,084 shares of Series B Preferred Stock.

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

For the six months ended June 30, 2021, the Company recognized share-based compensation expense related to the stock options of $721,327. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

A summary of the stock options as of June 30, 2021 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	913,336	$0.57	6.26	$1,286,650
Exercised	688,334	0.47	-	-
Issued	5,825,000	C$3.00	-	-
Canceled	800,000	C$3.00	-	-
Balance at June 30, 2021	5,250,002	2.32	5.02	$110,401
Options exercisable at June 30, 2021	225,002	$0.86	7.96	$110,401

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

Total outstanding warrants of 31,474,113 as of June 30, 2021 were as follows:

Warrants Issued	Exercise Price	Expiration Date
262,994	C$1.20	January 2022
27,433,335	C$1.80	October 2024
3,777,784	C$2.80	March 2024

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the January 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. For the six months ending June 30, 2021 the warrant liability was valued at $114,560 with the following assumptions:

	1/16/20	12/31/20	6/30/21
Fair market value of common stock	$0.66	$1.92	$1.36
Exercise price	$0.90	$0.90	$0.97
Term	2 years	1.0 years	0.6 years
Volatility range	113.5%	90.8%	62.3%
Risk-free rate	1.58%	0.13%	0.08%

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the six months ending June 30, 2021 the warrant liability was valued at $11,846,516 with the following assumptions:

	10/26/20	12/31/20	6/30/21
Fair market value of common stock	$1.26	$1.92	$1.36
Exercise price	$1.38	$1.41	$1.45
Term	4 years	3.8 years	3.3 years
Volatility range	68.4%	69.3%	71.7%
Risk-free rate	0.18%	0.13%	0.45%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021 using Black-Scholes valuation technique. For the six months ending June 30, 2021 the warrant liability was valued at $1,768,228 with the following assumptions:

	3/4/21	6/30/21
Fair market value of common stock	$1.97	$1.36
Exercise price	$2.21	$2.26
Term	3 years	2.7 years
Volatility range	72.7%	77.0%
Risk-free rate	0.32%	0.45%

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

NOTE 5 - RELATED PARTY

The Company has an arrangement to share office space, equipment, personnel, consultants and various administrative services with other companies related by virtue of certain directors and management in common. These services have been provided through a management company equally owned by each company party to the arrangement. Costs incurred by the management company are allocated and funded by the shareholders of the management company based on time incurred and use of services. If the Company’s participation in the arrangement is terminated, the Company will be obligated to pay its share of the rent payments for the remaining term of the office space rental agreement.

The Company was charged for the following with respect to this arrangement from inception, October 26, 2020 through December 31, 2020 and for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021	Oct. 26, 2020 to Dec. 31, 2020
Salaries and benefits	$642,575	$122,031
Office	124,340	12,948
Operating expenses	96,143	17,875
Total	$863,058	$152,854

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $539,000 based on the Company’s current share of rent paid.  The Company is jointly liable for rent payments and uses the assets jointly.  Payments by fiscal year are:

2021	$69,143
2022	91,337
2023	156,577
2024	156,577
2025	65,240
Total	$538,874

The Company granted 5.8 million stock options to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. On April 13, 2021 Mr. Donald Taylor, was appointed President and Chief Executive Officer, effective immediately. Ms. Maryse Belanger resigned as Chief Executive Officer, President and a Director of Augusta Gold. The Options have an exercise price of C$3.00 per share and expire five years from the date of grant. Additionally, as part of the 5.8 million stock options issued the CEO, CFO and directors received 350,000; 400,000 and 2,200,000, respectively. These options issued to related parties are valued at $361,713 for the six month period ending June 30, 2021.

NOTE 6 - COMMITMENTS

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

required payments and has paid Lunar $90,000 as of June 30, 2021 and makes lease payments on the following schedule:

Annual Payment Due July 1	Annual Lease Payment ($)
2019-2021	16,000
2022-2026	21,000
2027-2031	25,000
2032-2036	30,000
2037-2041	40,000
2042-2046	45,000

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $105,000 as of June 30, 2021. Future payments will be due as follows:

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

Results of Operations

Three Months Ended June 30, 2021 Compared to June 30, 2020

	Three Months Ended
	6/30/21	6/30/20
Operating expenses
General and administrative	$1,300,318	$197,853
Lease expense	16,000	16,000
Exploration, evaluation and project expense	3,909,175	323,274
Accretion expense	7,503	-
Depreciation expense	8,066	-
Total operating expenses	5,241,062	537,127

Net operating loss	(5,241,062)	(537,127)

Interest expense	-	(19,235)
Revaluation of warrant liability	16,897,823	(498,974)
Foreign currency translation adjustment	461,181	-
Net income (loss)	$12,117,942	($1,055,336)

Six Months Ended June 30, 2021 Compared to June 30, 2020

	Six Months Ended
	6/30/21	6/30/20
Operating expenses
General and administrative	$2,638,549	$381,661
Lease expense	16,000	16,000
Exploration, evaluation and project expense	6,493,723	366,963
Accretion expense	12,443	-
Depreciation expense	16,133	-
Total operating expenses	9,176,848	764,624

Net operating loss	(9,176,848)	(764,624)

Interest expense	-	(38,299)
Revaluation of warrant liability	9,889,937	(327,483)
Foreign currency translation adjustment	656,507	-
Net income (loss)	$1,369,596	($1,130,406)

For the three months ending June 30, 2021, the Company increased general and administrative expenses by approximately $1,102,000.  The increase was due to the following year over year variances:

Three months ending 6/30/2021	6/30/2021	6/30/2020	Variance
Accounting fees	$62,000	$20,000	$42,000
Legal fees	85,000	6,000	79,000
Marketing expense	9,000	124,000	(115,000)
Payroll	362,000	27,000	335,000
Corporate expenses & rent	78,000	-	78,000
Share based compensation	487,000	-	487,000
Insurance	34,000	-	34,000
Stock exchange fees	177,000	2,000	175,000
Other general expenses	6,000	19,000	(13,000)

For the six months ending June 30, 2021, the Company increased general and administrative expenses by approximately $2,257,000.  The increase was due to the following year over year variances:

Six months ending 6/30/2021	6/30/2021	6/30/2020	Variance
Accounting fees	$156,000	$53,000	$103,000
Legal fees	265,000	8,000	257,000
Marketing expense	73,000	159,000	(86,000)
Payroll	816,000	54,000	762,000
Corporate expenses & rent	220,000	37,000	183,000
Share based compensation	721,000	37,000	684,000
Insurance	61,000	-	61,000
Stock exchange fees	219,000	17,000	202,000
Other general expenses	108,000	17,000	91,000

•Accounting fees increase resulted from higher costs for review procedures along with additional consulting fees needed for required regulatory filings and tax compliance. Management believes these increased costs will continue in future fiscal periods.

•Legal fees were needed for additional stock exchange listing compliance requirements. While these fees represent a onetime cost, management does believe that legal costs will be higher than prior periods moving forward due to the Company’s increased compliance costs and the implementation of regulatory changes in relation to property disclosure requirements in our filings with the SEC.

•Marketing expense was lower as 2020 had additional amounts that were used for company and shareholder awareness projects.

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

•The Company granted 5,825,000 options to officers, directors and employees of the Company in the first quarter 2021, pursuant to the terms of the Company’s Stock Option Plan.  The Company recognized share-based compensation expense related to the stock options of $487,000 and $721,000 for the three months and six months ending, respectively.

•Stock exchange fee variance is a result of the initial listing fee paid to the TSX in April 2021.  Annual exchange fees will continue; however the Company does not expect initial listing fees to be incurred for the remainder of the year.

For the three- and six-month period ending June 30, 2021 there was a variance $3,586,000 and $6,127,000, respectively, for the same period in 2020 in exploration and evaluation expenses.  The following are the significant expenses incurred in 2021:

	Three months ending 6/30/2021	Six months ending 6/30/2021
Drilling	$2,131,000	$3,567,000
Consultants/Contractors	694,000	1,251,000
Supplies and equipment	481,000	659,000
Assay	254,000	389,000
Water haulage	171,000	307,000
Overhead	107,000	208,000
Permits and fees	68,000	84,000
Other	3,000	29,000

In the second quarter of 2021, exploration drilling targeted four exploration targets. A total of 26 holes totaling 10,204 meters were drilled at Montgomery-Shoshone, Mystery Hill, Bullfrog and the Gap Target. A total of 11 holes totaling 3,366 meters were completed at Montgomery-Shoshone targeting key mineralized areas for metallurgical sample collection. A total of five holes totaling 1,712 meters were drilled at Mystery Hill to increase the historic drill spacing and collect metallurgical samples. A total of four holes totaling 1,405 meters were drilled at Bullfrog to collect metallurgical samples and test for remnant high-grade mineralization adjacent to the backfilled stope. The results for which assays have been received from the foregoing 20 holes will be included in the Company’s upcoming NI 43-101 technical report. Lastly, six holes totaling 3,721 meters were drilled at the Gap Target exploration area targeting three structural corridors. These initial six holes did not yield significant results. Geologic data collected from the Gap Target drilling is being evaluated to refine the target areas.

In addition to exploration drilling in the second quarter, the Company continued to advance the development of the project by conducting comprehensive geologic mapping and geochemical sampling on the property and completing a geophysical survey at the Gap Target.

The revaluation of the warrant liability is based on the following warrants issued:

Issue Date	Expiration Date	Warrants Issued	Exercise Price
January 2020	January 2022	262,994	C$1.20
October 2020	October 2024	18,333,333	C$1.80
March 2021	March 2024	3,777,784	C$2.80

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

On January 16, 2020, the Company sold an aggregate of 2,564,103 units for gross proceeds to the Company of C$2,000,000 to accredited investors pursuant to a subscription agreement. Each unit was sold for a purchase price of C$0.78 per unit and consisted of: (i) one share of the Company’s common stock and (ii) one half of one share purchase warrant, with each whole warrant entitling the holder to acquire one share of the Company’s common stock at an exercise price of C$1.20 per share for a period of 24 months from the date of issuance. In addition, the Company paid a total of C$118,918 for finder's fees on subscriptions under the Offering and issued to the finder 152,458 finder warrants. Each finder warrant entitles the holder to acquire one share of common stock at an exercise price of C$1.20 per share for a period of 24 months from the date of issuance.

On October 26, 2020, the Company sold an aggregate of 18,333,333 Units for gross proceeds to the Company of C$22,000,000 to accredited investors pursuant to a subscription agreement. Each Unit was sold for a purchase price of C$1.20 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant to purchase one share of common stock purchased at an exercise price of C$1.80 per share. Also, on the same date, the Company completed a land acquisition transaction for an aggregate consideration of 9,100,000 units of the Company, each unit consisting of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of C$1.80 per share.

On March 4, 2021, the Company closed a private placement (the “Private Placement”) of units of the Company (the “Units”) at a price of C$2.25 per Unit (“Offering Price”) for gross aggregate proceeds of C$17 million, each Unit comprised of one share of common stock of the Company (a “Unit Share”) and one half of one common stock purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder to acquire one share of common stock (a “Warrant Share”) at an exercise price of C$2.80 per Warrant Share for a period of three (3) years from the date of issuance. Finders’ fees of C$450,000 were paid in connection with the Private Placement.

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

Liquidity

As of June 30, 2021, the Company had total liquidity of $23,590,000 in cash and cash equivalents. The Company had working capital of $22,610,000 and an accumulated deficit of $22,256,000. For the six months ended June 30, 2021, the Company had negative operating cash flows before changes in working capital of $7,770,000 and a net income of $1,370,000.

As of June 30, 2020, the Company had total liquidity of $713,000 in cash and cash equivalents. The Company had working capital of $205,000 and an accumulated deficit of $12,797,000. For the six months ended June 30, 2020, the Company had negative operating cash flows before changes in working capital of $766,000 and a net loss of $1,130,000.

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

As of June 30, 2021, the capital structure of the Company consists of 70,472,270 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of June 30, 2021 and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total

Leases	$144,143	$602,491	$107,240	$700,000	$1,553,874
Capital Expenditure	25,000	60,000	-	-	85,000
	$169,143	$662,491	$107,240	$700,000	$1,638,874

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

With respect to the quarterly period ending June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2021, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2011/August [4], 2021]))
4.1	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
10.1	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Document *
101.def	XBRL Taxonomy Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)