Form 10-Q
period 2021-09-30
AUGUSTA GOLD CORP.
filed 2021-11-09
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,478,770 shares of common stock, par value $0.0001, were outstanding on November 9, 2021.

AUGUSTA GOLD CORP.

PART I. FINANCIAL INFORMATION

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Expressed in US dollars)

	9/30/21	12/31/20
Assets

Current assets
Cash	$20,472,984	$14,341,727
Prepaid	27,541	227,140
Deposits	82,028	331,989
Total current assets	20,582,553	14,900,856

Other assets
Mineral properties and equipment, net	12,048,981	11,155,969
Total other assets	12,048,981	11,155,969

Total assets	$32,631,534	$26,056,825

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$440,573	$746,808
Total current liabilities	440,573	746,808

Long term liabilities
Asset retirement obligation	1,660,524	1,135,700
Warrant liability	9,792,315	21,517,000
Total long term liabilities	11,452,839	22,652,700

Total liabilities	11,893,412	23,399,508

Stockholders' equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 9/30/21 and 12/31/20	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; issued and outstanding preferred stock series B shares convertible into 677,084 shares of common stock as of 9/30/21 and 3,093,750 as of 12/31/20	67	309
Common stock, 750,000,000 shares authorized, $0.0001 par value; 70,472,270 shares issued and outstanding 9/30/21 and 55,842,715 shares issued and outstanding as of 12/31/20	7,047	5,584
Additional paid in capital	41,963,842	26,276,997
Accumulated deficit	(21,232,834)	(23,625,573)

Total stockholders' equity	20,738,122	2,657,317

Total liabilities and stockholders' equity	$32,631,534	$26,056,825

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars)

	Three Months Ended		Nine Months Ended
	9/30/21	9/30/20	9/30/21	9/30/20
Operating expenses
General and administrative	$1,152,843	$641,344	$3,807,392	$1,023,005
Lease expense	0	0	16,000	16,000
Exploration, evaluation and project expense	1,267,366	137,071	7,745,089	504,034
Accretion expense	6,162	0	18,605	0
Depreciation expense	16,910	0	33,043	0
Total operating expenses	2,443,281	778,415	11,620,129	1,543,039

Net operating loss	(2,443,281)	(778,415)	(11,620,129)	(1,543,039)

Interest expense	0	(21,376)	0	(59,675)
Revaluation of warrant liability	3,936,989	(157,439)	13,826,926	(484,922)
Foreign currency translation adjustment	(470,565)	0	185,942	0
Net income (loss)	$1,023,143	($957,230)	$2,392,739	($2,087,636)

Weighted average common shares outstanding - basic	70,472,270	26,571,344	67,500,308	26,006,644
Weighted average common shares outstanding - diluted	71,554,016	26,571,344	68,582,054	26,006,644

Earnings (loss) per common share - basic	$0.01	($0.04)	$0.04	($0.08)
Earnings (loss) per common share - diluted	$0.01	($0.04)	$0.03	($0.08)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars)

	Preferred Stock Shares Issued	Preferred Stock	Common Stock Shares Issued	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

December 31, 2019	4,253,472	$425	22,758,993	$2,276	$11,404,350	($11,666,289)	($259,238)
Private placement issued	-	-	2,564,103	256	1,419,434	-	1,419,690
Warrant liability	-	-	-	-	(441,010)	-	(441,010)
Conversion of preferred stock	(881,945)	(88)	881,945	88	-	-	-
Share based compensation	-	-	-	-	36,699	-	36,699
Net loss	-	-	-	-	-	(75,070)	(75,070)
March 31, 2020	3,371,527	$337	26,205,041	$2,620	$12,419,473	($11,741,359)	$681,071

Net loss	-	-	-	-	-	(1,055,336)	(1,055,336)
June 30, 2020	3,371,527	$337	26,205,041	$2,620	$12,419,473	($12,796,695)	($374,265)

Conversion of warrants	-	-	166,667	17	166,758	-	166,775
Conversion of preferred stock	(166,667)	(17)	166,667	17	-	-	-
Share based compensation	-	-	333,333	33	450,164		450,197
Net loss	-	-		-	-	(957,230)	(957,230)
September 30, 2020	3,204,860	$320	26,871,708	$2,687	$13,036,395	($13,753,925)	($714,523)

December 31, 2020	3,093,750	$309	55,842,716	$5,584	$26,276,997	($23,625,573)	$2,657,317
Conversion of warrants	-	-	2,343,995	234	2,912,948	-	2,913,182
Conversion of preferred stock	(2,416,666)	(242)	2,416,666	242	-	-	-
Conversion of options	-	-	688,334	69	325,181	-	325,250
Share based compensation	-	-	-	-	234,277	-	234,277
Placement - March	-	-	7,555,557	756	13,056,047	-	13,056,803
Warrant liability	-	-	-	-	(3,306,758)	-	(3,306,758)
Net loss	-	-	-	-	-	(10,748,346)	(10,748,346)
March 31, 2021	677,084	$67	68,847,268	$6,885	$39,498,692	($34,373,919)	$5,131,725

Conversion of warrants	-	-	1,625,002	162	1,536,199	-	1,536,361
Share based compensation	-	-	-	-	487,050	-	487,050
Net loss	-	-	-	-	-	12,117,942	12,117,942
June 30, 2021	677,084	$67	70,472,270	$7,047	$41,521,941	($22,255,977)	$19,273,078

Share based compensation	-	-	-	-	441,901	-	441,901
Net loss	-	-	-	-	-	1,023,143	1,023,143
September 30, 2021	677,084	$67	70,472,270	$7,047	$41,963,842	($21,232,834)	$20,738,122

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars)

	Nine Months Ended
	9/30/21	9/30/20

Cash flows from operating activities
Net loss	$2,392,739	($2,087,636)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense	18,605	0
Depreciation expense	33,043	0
Revaluation of warrant liability	(13,826,926)	484,922
Share based compensation	1,163,228	486,896
Change in operating assets and liabilities:
Prepaid expenses	199,599	0
Deposits	249,961	(15,956)
Accounts payable	(306,235)	(1,394)
Related party payable	0	(20,921)
Other liabilities	(92,258)	0

Net cash used in operating activities	(10,168,244)	(1,154,089)

Cash flows from investing activity
Acquisition of mineral properties	(15,000)	0
Acquisition of equipment	(312,579)	0

Net cash used in investing activities	(327,579)	0

Cash flows from financing activities
Proceeds from private placement of stock	13,056,803	1,419,690
Proceeds from paycheck protection program	0	20,833
Proceeds from conversion of options	325,250	0
Proceeds from conversion of warrants	3,245,027	141,753

Net cash provided by financing activities	16,627,080	1,582,276

Net increase (decrease) in cash	6,131,257	428,187

Cash, beginning of period	14,341,727	44,595

Cash, end of period	$20,472,984	$472,782

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$598,476	$0
Reclassification of warrant liability upon conversion	$1,204,517	$0

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Augusta Gold Corp. (formerly known as Bullfrog Gold Corp., the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver, and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver, and other metals on a total of approximately 13,700 acres. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On September 30, 2021, the Company’s cash balance was approximately $20,473,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate at least annually the rating of the financial institution in which it holds deposits.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

The Company is required to reclaim the property at the Bullfrog Project at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,660,524, during the period ended September 30, 2021, we reassessed the closure costs and incurred certain costs related to ARO estimate and resulted in a total change in estimate of $598,476.

Balance, December 31, 2020	$1,135,700
Accretion	18,605
Costs applied to ARO balance	(92,258)
Change in estimates	598,476
Balance, September 30, 2021	$1,660,524

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

At September 30, 2021, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 1.48% and a total undiscounted amount for the estimated future cash flows is $1,731,064.

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2021 and December 31, 2020. The periods ended December 31, 2020, 2019, 2018, 2017 and 2016 are open to examination by taxing authorities.

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$1,023,143	($957,230)	$2,392,739	($2,087,636)
Basic weighted average shares outstanding	70,472,270	26,571,344	67,500,308	26,006,644
Assumed conversion of dilutive shares	1,081,746	0	1,081,746	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	71,554,016	26,571,344	68,582,054	26,006,644
Basic Earnings (Loss) Per Common Share	$0.01	($0.04)	$0.04	($0.08)
Diluted Earnings (Loss) Per Common Share	$0.01	($0.04)	$0.03	($0.08)

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three months and nine months ended September 30, 2021. The options and warrants that were not included in the diluted weighted average shares calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.  The following details the dilutive and anti-dilutive shares:

	Dilutive shares In the money	Anti-dilutive shares Out of the money	Total
Options	141,668	4,958,334	5,100,002
Warrants	262,994	31,211,119	31,474,113
Preferred shares	677,084	0	677,084
Total	1,081,746	36,169,453	37,251,199

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Plant and equipment	Total
Cost
As of December 31, 2020	$11,130,976	$25,625	$11,156,601
Change in ARO estimate	598,476	0	598,476
Additions	15,000	312,579	327,579
As of September 30, 2021	$11,744,452	$338,204	$12,082,656

Accumulated depreciation
As of December 31, 2020	$0	$632	$632
Depreciation expense	0	33,043	33,043
As of September 30, 2021	$0	$33,675	$33,675

Net book value on September 30, 2021	$11,744,452	$304,529	$12,048,981

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

On October 26, 2020, the Company completed its acquisition of Bullfrog Mines pursuant to the Membership Interest Purchase Agreement (the “MIPA”) among the Company, Homestake Mining Company of California (“Homestake”), and Lac Minerals (USA) LLC (“Lac Minerals” and together with Homestake, the “Barrick Parties”).

Pursuant to the MIPA, the Company purchased from the Barrick Parties all of the equity interests in Bullfrog Mines LLC for aggregate consideration of (i) 9,100,000 units of the Company, each unit consisting of one share of common stock of the Company and one four-year warrant purchase one share of common stock of the Company at an exercise price of C$1.80 (such number of units and exercise price are set out on a pre Reverse Stock Split basis), (ii) a 2% net smelter returns royalty (the “Barrick Royalty”) granted on all minerals produced from all of the patented and unpatented claims (subject to the adjustments set out below), pursuant to a royalty deed, dated October 26, 2020 by and among Bullfrog Mines and the Barrick Parties (the “Royalty Deed”), (iii) the Company granting indemnification to the Barrick Parties pursuant to an indemnity deed, dated October 26, 2020 by and among the Company, the Barrick Parties and Bullfrog Mines, and (iv) certain investor rights, including anti-dilution rights, pursuant to the investor rights agreement dated October 26, 2020, among the Company, Augusta Investments Inc., and Barrick Gold Corporation.

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

Pursuant to the Private Placement, the Company issued 7,555,557 Unit Shares and 3,777,784 Warrants for gross aggregate proceeds of C$17 million. Finders’ fees of C$450,000 were paid in connection with the Private Placement.

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2020 and the nine months ending September 30, 2021:

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

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

As of September 30, 2021, the Company had outstanding shares of Series B Preferred Stock convertible into 677,084 shares of common stock.

Common Stock Options

The Company granted 58,333 and 83,333 options to purchase common stock in January and August 2020, respectively, to the former CFO. These options are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

The Black Scholes option pricing model was used to estimate the aggregate fair value of the January 2020 options of $36,699 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
58,334	$0.66	6 years	160.4%	1.83%

The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2020 options of $85,197 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
83,334	$1.08	6 years	158.8%	(1.02)%

The Company granted 4,075,000 options to officers and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the February 2021 officers and employees options of $4,440,080 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
4,075,000	C$3.00	3.5 years	70.1%	0.22%

The Company granted 1,750,000 options to directors of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the February 2021 directors options of $1,874,166 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
1,750,000	C$3.00	3.25 years	71.4%	0.22%

The Company granted 500,000 options to an officer of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2021 options of $209,961 with the following inputs:

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
500,000	C$3.00	3.5 years	68.8%	0.40%

For the nine months ended September 30, 2021, the Company recognized share-based compensation expense related to the stock options of $1,163,228. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

A summary of the stock options as of September 30, 2021 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	913,336	0.57	6.26	1,286,650
Exercised	688,334	0.47	-	-
Issued	6,325,000	C$3.00	-	-
Canceled	1,450,000	C$3.00	-	-
Balance at September 30, 2021	5,100,002	2.30	4.60	46,817
Options exercisable at September 30, 2021	225,002	0.86	7.71	46,817

Total outstanding warrants of 31,474,113 as of September 30, 2021 were as follows:

Warrants Issued	Exercise Price	Expiration Date
262,994	C$1.20	January 2022
27,433,335	C$1.80	October 2024
3,777,784	C$2.80	March 2024

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the January 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. For the nine months ending September 30, 2021 the warrant liability was valued at $51,960 with the following assumptions:

	1/16/20	12/31/20	9/30/21
Fair market value of common stock	$0.66	$1.92	$1.06
Exercise price	$0.90	$0.90	$0.95
Term	2 years	1.0 years	0.3 years
Volatility range	113.5%	90.8%	69.2%
Risk-free rate	1.58%	0.13%	0.09%

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the nine months ending September 30, 2021 the warrant liability was valued at $8,574,642 with the following assumptions:

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

	10/26/20	12/31/20	9/30/21
Fair market value of common stock	$1.26	$1.92	$1.06
Exercise price	$1.38	$1.41	$1.42
Term	4 years	3.8 years	3.1 years
Volatility range	68.4%	69.3%	79.0%
Risk-free rate	0.18%	0.13%	0.53%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021 using Black-Scholes valuation technique. For the nine months ending September 30, 2021 the warrant liability was valued at $1,165,713 with the following assumptions:

	3/4/21	9/30/21
Fair market value of common stock	$1.97	$1.06
Exercise price	$2.21	$2.21
Term	3 years	2.4 years
Volatility range	72.7%	81.7%
Risk-free rate	0.32%	0.53%

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

The Company was charged for the following with respect to this arrangement from inception, October 26, 2020 through December 31, 2020 and for the nine months ended September 30, 2021:

Nine Months Ended Sep. 30, 2021
Salaries and benefits	$812,701
Office	169,095
Operating expenses	93,282
Total	$1,075,078

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $138,000 based on the Company’s current share of rent paid.  The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2021	$7,687
2022	25,385
2023	43,518
2024	43,518
2025	18,132
Total	$138,240

The Company granted 5.8 million stock options in February 2021 to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Options have an exercise price of C$3.00 per share and expire five years from the date of grant. Additionally, as part of the 5.8 million stock options issued the CEO, CFO and directors received 350,000, 400,000 and 2,200,000, respectively. Ms. Maryse Belanger resigned as Chief Executive Officer, President and a Director of Augusta Gold. On April 13, 2021, Mr. Donald Taylor, was appointed President and Chief Executive Officer and received 500,000 options in August 2021.

NOTE 6 - COMMITMENTS

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $90,000 as of September 30, 2021 and makes lease payments on the following schedule:

Payment due July	Annual Payment
2019-2021	$16,000
2022-2026	$21,000
2027-2031	$25,000
2032-2036	$30,000
2037-2041	$40,000
2042-2046	$45,000

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

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Expressed in US dollars, unless otherwise noted)

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $105,000 as of September 30, 2021. Future payments will be due as follows:

Payment due October	Annual Payment
2021	$25,000
2022	$30,000
2023	$30,000

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

The Bullfrog Gold Project is located approximately 120 miles north-west of Las Vegas, Nevada and 4 miles west of Beatty, Nevada. The Company controls approximately 13,700 acres of mineral rights including the Bullfrog and Montgomery-Shoshone deposits and has further identified significant additional mineralization around the existing pits and defined several exploration targets that could further enhance the Bullfrog Gold Project.

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

The Acquisition Transaction closed on October 26, 2020.  Through the Company’s acquisition of the Equity Interests, the Company acquired rights to 1,500 acres of land adjoining the Company’s Bullfrog Gold deposit. As at the date of this Report, the Company’s total land position at the Bullfrog Gold Project totals approximately 13,700 acres.

Following closing of the Acquisition Transaction, the Company’s board and management was reconstituted to include Maryse Belanger as President, CEO and director, and Messrs. Donald Taylor and Daniel Earle as directors of the Company joining Mr. David Beling as the sole pre-existing Company director.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to September 30, 2020

	Three Months Ended
	9/30/21	9/30/20
Operating expenses
General and administrative	$1,152,843	$641,344
Exploration, evaluation and project expense	1,267,366	137,071
Accretion expense	6,162	0
Depreciation expense	16,910	0
Total operating expenses	2,443,281	778,415

Net operating loss	(2,443,281)	(778,415)

Interest expense	0	(21,376)
Revaluation of warrant liability	3,936,989	(157,439)
Foreign currency translation adjustment	(470,565)	0
Net income (loss)	$1,023,143	($957,230)

Nine Months Ended September 30, 2021 Compared to September 30, 2020

	Nine Months Ended
	9/30/21	9/30/20
Operating expenses
General and administrative	$3,807,392	$1,023,005
Lease expense	16,000	16,000
Exploration, evaluation and project expense	7,745,089	504,034
Accretion expense	18,605	0
Depreciation expense	33,043	0
Total operating expenses	11,620,129	1,543,039

Net operating loss	(11,620,129)	(1,543,039)

Interest expense	0	(59,675)
Revaluation of warrant liability	13,826,926	(484,922)
Foreign currency translation adjustment	185,942	0
Net income (loss)	$2,392,739	($2,087,636)

For the three months ending September 30, 2021, the Company increased general and administrative expenses by approximately $512,000.  The increase was due to the following year over year variances:

Three months ending 9/30/2021	9/30/2021	9/30/2020	Variance
Accounting fees	$62,000	$18,000	$44,000
Legal fees	89,000	43,000	46,000
Marketing expense	1,000	76,000	(75,000)
Payroll	445,000	41,000	404,000
Corporate expenses & rent	42,000	0	42,000
Share based compensation	442,000	450,000	(8,000)
Insurance	31,000	1,000	30,000
Stock exchange fees	13,000	3,000	10,000
Other general expenses	28,000	9,000	19,000
Total	$1,153,000	$641,000	$512,000

For the nine months ending September 30, 2021, the Company increased general and administrative expenses by approximately $2,784,000.  The increase was due to the following year over year variances:

Nine months ending 9/30/2021	9/30/2021	9/30/2020	Variance
Accounting fees	$219,000	$71,000	$148,000
Legal fees	354,000	51,000	303,000
Marketing expense	74,000	255,000	(181,000)
Payroll	1,284,000	95,000	1,189,000
Corporate expenses & rent	262,000	0	262,000
Share based compensation	1,163,000	487,000	676,000
Insurance	92,000	1,000	91,000
Stock exchange fees	233,000	20,000	213,000
Other general expenses	126,000	43,000	83,000
Total	$3,807,000	$1,023,000	$2,784,000

•Accounting fees increase resulted from higher costs for review procedures along with additional consulting fees needed for required regulatory filings and tax compliance. Management believes these increased costs will continue in future fiscal periods.

•Legal fees were needed for additional stock exchange listing compliance requirements. While these fees represent a one-time cost, management does believe that legal costs will be higher than prior periods moving forward due to the Company’s increased compliance costs and the implementation of regulatory changes in relation to property disclosure requirements in our filings with the SEC.

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

•The Company granted 5,825,000 options to officers, directors and employees of the Company in the first quarter 2021, pursuant to the terms of the Company’s Stock Option Plan.  The Company recognized share-based compensation expense related to the stock options of $442,000 and $1,163,000 for the three months and nine months ending, respectively.

•Stock exchange fee variance is a result of the initial listing fee paid to the TSX in April 2021.  Annual exchange fees will continue; however the Company does not expect initial listing fees to be incurred for the remainder of the year.

For the three- and nine-month period ending September 30, 2021 there was a variance $1,130,000 and $7,241,000, respectively, for the same period in 2020 in exploration and evaluation expenses.  The following are the significant expenses incurred in 2021:

	Three months ending 9/30	Nine months ending 9/30
Drilling	$425,000	$3,992,000
Consultants/Contractors	279,000	1,529,000
Supplies and equipment	105,000	765,000
Assay	154,000	543,000
Water haulage	82,000	390,000
Overhead	27,000	234,000
Permits and fees	183,000	253,000
Other	12,000	39,000
Total 2021	$1,267,000	$7,745,000
Total 2020	$137,000	$504,000
Variance	$1,130,000	$7,241,000

In the third quarter of 2021, exploration drilling targeted metallurgical samples at Bullfrog.  A total of three holes totaling 1,654 meters were drilled at Bullfrog to collect metallurgical samples and test for remnant high-grade mineralization adjacent to the backfilled stope. The data collected from the metallurgical drilling is being assessed to determine if further test work is required.

The Company continues to evaluate all the drilling data in addition to interpreting the results from the geophysical survey.

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

On January 16, 2020, the Company issued an aggregate of 2,564,103 units for gross proceeds to the Company of C$2,000,000 to accredited investors pursuant to a subscription agreement. Each unit was issued for a purchase price of C$0.78 per unit and consisted of: (i) one share of the Company’s common stock and (ii) one half of one share purchase warrant, with each whole warrant entitling the holder to acquire one share of the Company’s common stock at an exercise price of C$1.20 per share for a period of 24 months from the date of issuance. In addition, the Company paid a total of C$118,918 for finder's fees on subscriptions under the Offering and issued to the finder 152,458 finder warrants. Each finder warrant entitles the holder to acquire one share of common stock at an exercise price of C$1.20 per share for a period of 24 months from the date of issuance.

On October 26, 2020, the Company issued an aggregate of 18,333,333 units for gross proceeds to the Company of C$22,000,000 to accredited investors pursuant to a subscription agreement. Each unit was issued at a purchase price of C$1.20 per unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant to purchase one share of common stock purchased at an exercise price of C$1.80 per share. Also, on the same date, the Company completed a land acquisition transaction for aggregate consideration of 9,100,000 units of the Company, each unit consisting of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of C$1.80 per share.

On March 4, 2021, the Company issued 7,555,556 units pursuant to a private placement at a price of C$2.25 per unit for gross proceeds of C$17 million, each unit comprised of one share of common stock of the Company and one half of one common stock purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of C$2.80 per share for a period of three (3) years from the date of issuance. Finders’ fees of C$450,000 were paid in connection with the private placement.

Liquidity

As of September 30, 2021, the Company had total liquidity of $20,473,000 in cash and cash equivalents. The Company had working capital of $20,142,000 and an accumulated deficit of $21,233,000. For the nine months ended September 30, 2021, the Company had negative operating cash flows before changes in working capital of $10,219,000 and a net income of $2,393,000.

As of September 30, 2020, the Company had total liquidity of $473,000 in cash and cash equivalents. The Company had negative working capital of $3,000 and an accumulated deficit of $13,754,000. For the nine months ended September 30, 2020, the Company had negative operating cash flows before changes in working capital of $1,116,000 and a net loss of $2,088,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. However, the Company does expect that it will be required to raise additional funds through public or private equity financings in the future in order to continue in business in the future past the immediate 12 month period. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of September 30, 2021, the capital structure of the Company consists of 70,472,270 shares of common stock, par value $0.0001, and preferred stock Series B shares convertible into 677,084 shares of common stock, par value $0.0001.  The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of September 30, 2021 and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$78,687	$250,421	$64,132	$675,000	$1,068,240
Capital Expenditure	25,000	60,000	-	-	85,000
	$103,687	$310,421	$64,132	$675,000	$1,153,240

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

With respect to the quarterly period ending September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2021, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2021)
4.1	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
10.1	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Document *
101.def	XBRL Taxonomy Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	AUGUSTA GOLD CORP.

	By:	/S/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)