Form 10-K
period 2021-12-31
AUGUSTA GOLD CORP.
filed 2022-03-17
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

i

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $95,137,565.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,519,188 shares of common stock par value $0.0001, were outstanding on March 16, 2022.

Auditor Firm ID: 731	Auditor Name: DAVIDSON & COMPANY LLP	Auditor Location: Vancouver, Canada

ii

iii

CAUTIONARY NOTE TO INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE MINERAL RESERVES

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and applicable Canadian securities laws, and as a result we report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements are governed by subpart 1300 of Regulation S-K under the Exchange Act (“S-K 1300”). Canadian reporting requirements for disclosure of mineral properties are governed by NI 43-101. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

In our public filings in the U.S. and Canada and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300 and NI 43-101. As currently reported, there are no material differences in our disclosed proven and probable reserves and measured, indicated and inferred resource under each of S-K 1300 and NI 43-101. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant or NI 43-101-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

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

Cutoff Grade

The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.

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

Paleozoic	A geologic era extending from 230 million to 540 million years ago

Photogrammetry	The science of making measurements from photographs; the output is typically a map or a drawing

Proterozoic	A geologic era extending from 540 million years to 2,500 million years ago.

Reverse Circulation (RC)	A drilling method whereby drill cuttings are returned to the surface through the annulus between inner and outer drill rods, thereby minimizing contamination from wall rock.

Rhyolite	An igneous, volcanic extrusive rock containing more than 65% silica.

Schist	A group metamorphic rocks that contain more than 50% platy and elongated minerals such as mica.

Siliciclastic Rock	Non-carbonate sedimentary rocks that are almost exclusively silicas-bearing, either as quartz or silicate minerals.

Tertiary	A geologic era from 2.6 million to 65 million years ago.

S-K 1300 Definitions

Exploration Stage Issuer	An “exploration stage issuer” is an issuer that has no material property with mineral reserves disclosed.

Exploration Stage Property	An “exploration stage property” is a property that has no mineral reserves disclosed.

Development Stage Issuer	A “development stage issuer” is an issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.

Development Stage Property	A “development stage property” is a property that has mineral reserves disclosed, pursuant to this subpart, but no material extraction.

Indicated Mineral Resource

An “indicated mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve

Inferred Mineral Resource

An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Measured Mineral Resource

A “measured mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mineral Reserve

A “mineral reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted

Mineral Resource

A “mineral resource” is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Modifying Factors

Modifying factors are the factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include, but are not restricted to: Mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.

Probable Reserve	A “probable mineral reserve” is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Production Stage Issuer	A “production stage issuer” is an issuer that is engaged in material extraction of mineral reserves on at least one material property.

Production Stage Property	A “production stage property” is a property with material extraction of mineral reserves.

Proven Reserve	A “proven mineral reserve” is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we", "us", "our", "Augusta Gold", "Augusta Gold Corp." or the "Company" refer to Augusta Gold Corp., a Delaware corporation, and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

General Corporate Overview

Augusta Gold is a gold company that is an exploration stage issuer focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog Gold Project and pursing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present all our properties are exploration stage properties and we do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

The Bullfrog Gold Project is located approximately 120 miles north-west of Las Vegas, Nevada and 4 miles west of Beatty, Nevada. The Company owns, controls or has acquired mineral rights on federal patented and unpatented mining claims in the State of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. See “Part I - Item 2 - Properties” in this Annual Report on Form 10-K for a further description of the Bullfrog Gold Project.

The Company is led by a management team and board of directors with a proven track record of success in financing, exploring and developing mining assets and delivering shareholder value.

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

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition among mining companies for a limited number of gold acquisition and exploration opportunities. We may compete with other mining companies for mining claims in regions adjacent to our existing claims. Some of these competing mining companies have substantially greater financial and technical resources than us. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices.

We compete with other mining companies to retain expert consultants required to complete our geological, project development, and analytical and metallurgical studies. We also compete with other mining companies to hire mining engineers, geologists and other skilled personnel in the mining industry, and for exploration and development services. In competing for qualified mineral exploration personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand commodity cycles.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages for certain equipment such as bulldozers and excavators and services, such as contract drilling that we will need to conduct exploration. There is also significant competition for power in Beatty, Nevada. If we are unsuccessful in securing the products, equipment, services and power we need, we may have to suspend our exploration plans until we are able to secure them.

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

Employees

As of the date of this filing, the Company has seven employees (including shared employees). We continue to engage various independent contractors and consultants to fulfill additional needs. Additional employees will be hired on an as needed basis.

The Company’s management values the benefits that diversity can bring and seeks to maintain a management team and workforce comprised of talented and dedicated executives and employees with a diverse mix of experience, skills and backgrounds collectively reflecting the strategic needs of the business and the nature of the environment in which the Company operates. In identifying qualified candidates for available positions within the Company, the Company’s management will consider prospective candidates based on merit, having regard to those competencies, expertise, skills, background and other qualities identified from time to time by management being important in fostering a diverse and inclusive culture which solicits multiple perspectives and views and is free of conscious or unconscious bias and discrimination. The Company’s management will give due consideration to characteristics, such as gender, age, ethnicity, disability, sexual orientation and geographic representation.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2017	1,346	1,151	1,257
2018	1,355	1,178	1,269
2019	1,546	1,270	1,393
2020	2,067	1,474	1,770
2021	1,943	1,684	1,797

Data Source: www.kitco.com

Seasonality

The Company’s business operations, including exploration of the Bullfrog Gold Project, are not subject to material restrictions on our operations due to seasonality.

Environmental Responsibility

Augusta Gold is committed to effective environmental stewardship. We have implemented and continue to develop business practices that are designed to reduce negative environmental impacts. We believe part of being a good corporate citizen requires a dedicated focus on how our industry, precious metals mining, affects the environment. In planning our development of the Bullfrog Gold Project we strive towards a more environmentally sound project development plan at the Bullfrog Gold Project and within the local community.

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

With the exception of the current fiscal year, we have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future.

We have an accumulated deficit of $20,173,541 as of December 31, 2021. We expect to continue to incur losses unless and until such time as our Bullfrog Gold Project or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations.  We recognize that if we are unable to generate cash flows from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Negative Operating Cash Flow

The Company is an exploration stage issuer and has not generated cash flow from operations.  The Company is devoting significant resources to the exploration of its Bullfrog Gold Project and to actively pursue exploration and development opportunities, however, there can be no assurance that it will generate positive cash flow from operations in the future.  The Company expects to continue to incur negative consolidated operating cash flow and losses until such time as it achieves commercial production at a particular project.  The Company currently has negative cash flow from operating activities.

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

The Bullfrog Gold Project has estimated mineral resources, but there has not been a mineral reserve estimation in accordance with S-K 1300. There is no assurance that we can establish the existence of any mineral reserves on the Bullfrog Gold Project in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the project and if we do not do so, we will lose all of the funds that we expend on exploration.  If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s S-K 1300 standards is extremely remote; in all probability our project does not contain any “reserves” and any funds that we spend on exploration could be lost.  Even if we do eventually discover a mineral reserve on our project, there can be no assurance that they can be developed into producing mines and extract those minerals.  Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of exploration or, if warranted, development of the Bullfrog Gold Project. If we are unable to acquire permits to explore, develop or mine the property, then the Project cannot be developed and operated. In addition, the property would have no reserves under S-K 1300, which could result in an impairment of the carrying value of the project.

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

Estimates of mineral resources are subject to evaluation uncertainties that could result in project failure.

Unless otherwise indicated, mineral resource figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and mining engineers.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimates as to mineral resources, mineral reserves and grades on our properties.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of resources/reserves using sampling techniques and known resource estimation methodologies. Estimates of resources/reserve on our properties would be made using samples obtained from drilling programs. There is an inherent variability of assays between paired samples (proximal to each other) that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly defined at the current level of accumulated knowledge about our properties.  This could result in uncertainties that cannot be reasonably eliminated from the process of estimating resources/reserves.

Any material changes in resources/reserve estimates and grades will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not completed feasibility studies on our Bullfrog Gold Project and have not commenced actual production, resource estimates may require adjustments or downward revisions.  In addition, the grade ultimately mined, if any, may differ from that indicated by our technical reports and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under existing on-site conditions or in production scale.

The mineral resource estimates contained in this Annual Report have been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate.  Extended declines in market prices for gold or silver may render portions of our mineral resources uneconomic and result in reduced reported mineralization or adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineral resources, or of our ability to extract mineral resources, could have a material adverse effect on our share price and the value of our properties.

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

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Bullfrog Gold Project, Nye County, Nevada

Summary Disclosure

The Company has only one material mining property, the Bullfrog Gold Project located in Nye County, Nevada. We hold the Bullfrog Project through our wholly-owned subsidiaries Bullfrog Mines, Rocky Mountain Minerals Corp., a Nevada corporation (“RMMC”) and Standard Gold Corp., a Nevada corporation (“SGC”).

Technical Report Summary

The S-K 1300 Technical Report for the Bullfrog Gold Project is the technical report summary, prepared pursuant to S-K 1300, is filed as an exhibit to this Form 10-K and is entitled “S-K 1300 Technical Report, Mineral Resource Estimate, Bullfrog Gold Project, Nye County, Nevada” with an effective date of December 31, 2021 and an issue date of March 16, 2022 (the “Technical Report”).

The Technical Report was prepared by Forte Dynamics, Inc. under the supervision of Russ Downer, P. Eng. and Adam House, MMSA QP, each of whom is a qualified person under S-K 1300 (of the United States Securities and Exchange Commission) and NI 43-101 (of the Canadian Securities Administrators).

The following description of the Bullfrog Gold Project has been sourced, in part, from the Technical Report and readers should consult the Technical Report to obtain further particulars regarding the Bullfrog Gold Project. The Technical Report is filed as an exhibit to this 10-K and is available for review at www.sec.gov.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the Technical Report.

Qualified Person

The scientific and technical disclosures about the Bullfrog Gold Project in this annual report on Form 10-K have been reviewed and approved by Russ Downer and Adam House of Forte Dynamics, who are qualified persons as defined by S-K 1300 and NI 43-101. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summary for the Bullfrog Gold Project which is included as an exhibit to, and incorporated by reference into, this Form 10-K.

Property Location and Access

The Bullfrog Gold Project is located in the Bullfrog Hills of Nye County, Nevada and in the southern half of the Bullfrog Mining District (Figure 1). Project properties are located in Sections 3, 4, 5, 6, 8, 9, 10, 14, 15, 16, 17, 21, 22, 23, 25, 26, 35 and 36 of T11S, R46E and Sections 1, 2, 3, 4, 5, 6, 8 9, 10, 11, 12, 13, 14, 15, 16, 17, and 23 of T12S, R46E, Mt. Diablo Meridian.

The Bullfrog Gold Project is accessible via a 2½ hour (120 mile) drive north of Las Vegas, Nevada on US Highway 95.  Las Vegas, the largest city in Nevada, is serviced by a major international airport, and has ample equipment, supplies and services to support many of the project’s needs.  The project is 4 miles west of the Town of Beatty, Nevada via a paved highway.  Beatty has a population of approximately 1,000 and can provide basic housing, services, and supplies.  Access around the project is by a series of reasonably good gravel roads that extend to the open pit mines and most of the significant exploration areas.

Figure 1:  Location Map

(Scale bar is approximately 22.5 km long)

Project Stage

The Bullfrog Gold Project is an exploration stage property with measured, indicated and inferred mineral resources but no known mineral reserves.

Mineral Resources Estimates

Mineral resources utilize all new drilling through the end of 2021 in addition to updated geologic models and database improvements by the Company’s staff. Three-dimensional block models for each area (Bullfrog, Montgomery-Shoshone and Bonanza) were created using Vulcan software.  Surfaces and solids representing topography, overburden, geologic units, historic stope shapes and gold mineralization were incorporated into the resource models.  Resource estimates utilize drill hole, survey, analytical and bulk density information provided by the project personnel.  Gold and silver values have been given null values for all material that has been historically mined by both open pit and underground methods.  Bulk density has been adjusted for backfill material placed in the historical open pit and underground operations.

Mineral resources are pit constrained using reasonable cost assumptions, however detailed costing and economic evaluations have not been performed.  The resources only consider mining mineralization and waste that will take place on lands controlled by the Company.  Pit slope parameters are based on the existing pit wall angles and vary by geology, depth and lateral extent.  Different metallurgical recoveries were assigned to oxide and sulphide material and used in the calculation of the optimized pit shells.

Mineral resources are reported inside optimized pit shells with Minemax software using high-level economic assumptions, geotechnical pit slope parameters and property boundaries.  Estimated mineral resources for the Bullfrog Project are being reported for the Bullfrog, Montgomery-Shoshone and Bonanza areas, respectively.

The following table presents the combined global gold and silver mineral resources for the three areas, Bullfrog, Montgomery-Shoshone and Bonanza, at the Bullfrog Gold Project.

Bullfrog Gold Project - Summary of Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 Based on $1,550/oz. Gold and $20/oz. Silver

Combined Global Resources - Oxide and Sulphide
Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
Measured	30.13	0.544	1.35	526.68	1,309.13
Indicated	40.88	0.519	1.18	682.61	1,557.49
Measured and Indicated	71.01	0.530	1.26	1,209.29	2,866.62
Inferred	16.69	0.481	0.96	257.90	515.72

Notes:

1.Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Montgomery-Shoshone or Bonanza.

3.Mining costs for mineralized material and waste are US$2.25/tonne.

4.Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

5.Due to rounding, some columns or rows may not compute as shown.

6.Estimated Mineral Resources are stated as in situ dry metric tonnes.

7.The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

The following tables present the gold and silver mineral resources for each of the three project areas, Bullfrog, Montgomery-Shoshone and Bonanza.

Bullfrog Gold Project - Bullfrog Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bullfrog
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
Oxide	Measured	24.50	0.537	1.28	422.77	1,010.02
	Indicated	36.32	0.515	1.14	602.02	1,332.18
	Measured and Indicated	60.82	0.524	1.20	1,024.79	2,342.20
	Inferred	14.40	0.460	0.77	213.06	358.49

Sulphide	Measured	1.30	0.710	1.28	29.77	53.52
	Indicated	1.99	0.625	1.32	39.94	84.47
	Measured and Indicated	3.29	0.659	1.30	69.72	137.99
	Inferred	1.05	0.657	1.14	22.14	38.53

Total - Oxide and Sulphide	Measured	25.80	0.545	1.28	452.55	1,063.54
	Indicated	38.31	0.521	1.15	641.96	1,416.65
	Measured and Indicated	64.12	0.531	1.20	1,094.51	2,480.19
	Inferred	15.44	0.474	0.80	235.20	397.02

Notes:

1.Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag.

3.Mining costs for mineralized material and waste are US$2.25/tonne.

4.Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

5.Due to rounding, some columns or rows may not compute as shown.

6.Estimated Mineral Resources are stated as in situ dry metric tonnes.

7.The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Montgomery-Shoshone Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Montgomery-Shoshone
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
Oxide	Measured	1.97	0.637	3.35	40.35	212.12
	Indicated	1.35	0.555	2.85	24.04	123.66
	Measured and Indicated	3.32	0.603	3.15	64.38	335.78
	Inferred	1.05	0.586	3.45	19.76	116.41

Notes:

1.Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Montgomery-Shoshone.

3.Mining costs for mineralized material and waste are US$2.25/tonne.

4.Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

5.Due to rounding, some columns or rows may not compute as shown.

6.Estimated Mineral Resources are stated as in situ dry metric tonnes.

7.The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Bonanza Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bonanza
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
Oxide	Measured	2.35	0.446	0.44	33.78	33.48
	Indicated	1.22	0.422	0.44	16.61	17.17
	Measured and Indicated	3.58	0.438	0.44	50.40	50.65
	Inferred	0.19	0.473	0.37	2.94	2.28

Notes:

1.Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Bonanza.

3.Mining costs for mineralized material and waste are US$2.25/tonne.

4.Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

5.Due to rounding, some columns or rows may not compute as shown.

6.Estimated Mineral Resources are stated as in situ dry metric tonnes.

7.The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues

A more detailed summary of the material assumptions and criteria used in the mineral resource modeling is contained in Section 11 “Mineral Resource Estimates” of the Technical Report.

Property Holdings

We have four option/lease/purchase agreements in place and, with the additional claims it has located, give it control of 734 unpatented lode mining claims and mill site claims, and 87 patented mining claims. The claims do not have an expiration date, as long as the fees and obligations are maintained.

NPX Assignment of Lands

In September 2011, we issued 14.4 million shares of the Company to the shareholders of SGC to acquire 100% of SGC and its assets. SGC is a private Nevada corporation and now wholly owned by the Company. Concurrently, NPX Metals, Inc. (“NPX”) and Bull Frog Holding, Inc. (“BHI”) assigned all title and interests in 79 claims and two patents to SGC. The Company granted a production royalty of 3% NSR on the property to NPX and BHI, plus an aggregate 3% NSR cap on any acquired lands within one mile of the 2011 boundary. Thus, NPX and BHI would not receive any royalty on acquisitions having a 3% or greater NSR.

Mojave Gold Option

In March 2014, we formed RMMC, a private Nevada corporation, as a wholly owned subsidiary, specifically for holding and acquiring assets. On October 29, 2014, RMMC exercised an option to purchase from Mojave Gold Mining Co. 12 patents west and adjacent to our initial property holdings and that cover the NE half of the M-S pit. Mojave was paid 750,000 shares of our common stock plus $16,000. RMMC agreed to make annual payments totaling $180,000 over nine years to fully exercise the option, and expend as a minimum work commitment for the benefit of the Property $100,000 per year and a total of $500,000 over five years on the properties and surrounding lands within one-half mile of the 12 Mojave patents. Alternatively, RMMC can pay cash to Mojave at 50% of the difference between the minimum required and the actual expenditures. Mojave retained a sliding scale Net Smelter Return royalty ranging from 1% for gold prices below $1,200/ounce and up to 4% for gold prices above $3,200 per ounce.

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

Other Property Holding Payments

All the unpatented lode mining claims are on U.S. public land administered by the Bureau of Land Management (“BLM”) and, therefore, are subject to exploration and development permits as required by the several current regulations.  The unpatented lode mining claims require annual payments of $155 per claim to the BLM and $12 per claim to Nye County.

Infrastructure

Augusta Gold maintains sufficient surface rights to support mining operations, including areas for potential waste disposal, tailings storage, heap leach pads and potential mill sites. The Company recently located additional mining claims and is pursuing the acquisition of other lands in the area. Most claim blocks are contiguous, and the water rights that Barrick held through Bullfrog Mines were indirectly acquired by Augusta Gold as part of its acquisition of Bullfrog Mines.

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

Geological Setting, Mineralization, and Deposit Type

The Bullfrog Gold Project is in the southern Walker Lane trend within brittle upper-plate volcanic host rocks that were severely broken from dominant detachment faulting and associated dip-slip and strike-slip displacements.  Epithermal solutions permeated the broken host rocks in the Montgomery-Shoshone (M-S) and Bullfrog deposits precipitating micron-sized and relatively high-grade gold (Au) within major quartz-calcite veins and disseminated gold in associated stock-work veins. The veins contain gangue minerals other than quartz, such as calcite and manganese oxides, the latter of which contributes associated silver (Ag) recoveries and gold.  The district geology map is shown below.

Qal Alluvium
Ty <11 Ma volcanic and sedimentary rocks
Tyi Younger silicic plugs and dikes
Tm 11-14 Ma volcanic and sedimentary rocks
To >14 Ma volcanic and sedimentary rocks
Toi Older silicic plugs and dikes; 13.9 Ma on Bare Mtn.
To Goldfield
95
Oasis Mtn.
Sarcobatus Flat
YJ
P
M
Tyi?
BULLFROG HILLS
Inferred buried margin of Timber Mtn. Caldera
GB (40 K oz Au)
MS (213 K oz Au)
BEATTY
ML (470 K oz Au)
BM (81 K oz Au)
OB (15 K oz Au)
BARRICK BULLFROG MINE (2.5 M oz. Au)
V
Fluorspar Cyn.
FC (94 K oz Au)
SP (310 K oz Au)
374
Amargosa Desert
Bare Mountain
Crater Flat
GA
R
(35 K oz Au)
S (200 K oz Au)
Basal Tertiary Unconformity; locally faulted
pT Paleozoic and Proterozoic rocks undivided
Strike and dip of bedding compaction of metamorphic foliation
Approximately flat-lying bedding
Southern Bullfrog Hills low-angle fault
Mainly steeply to moderately dipping normal faults
Death Valley N. M.
To Las Vegas
North
0 2 4 6 Kilometers

Figure 2:  District Geology Map

The strike length of the Bullfrog mineralization is about 1,600 m, including the underground portion which accounts for about 600 m of the strike length.  True widths mined in the underground, where the ore cutoff was 3.0 g/t Au, typically average 5-10 m and local zones may be as much as 15-20 m wide.  The highest grades typically correlate with zones of black manganese-rich material, where much of the early manganiferous calcite has been leached out, rendering the vein a rubble zone of quartz, calcite, and wad.  Veins continue up dip and down dip, but the gold grades and thicknesses diminish rapidly above and below these elevations.

As in the underground mine, the highest grades in the open pit were associated with veins and vein breccias along the MP fault and its immediate hanging wall.  Higher ore grades also occurred in veins along the UP fault, but widths were generally narrow.  Zones of quartz stockwork veins and breccia were developed between the MP and UP faults in intensely silicified and adularized wall rocks.  The ore zone in the hanging wall of the MP fault, was termed the upper stockwork zone (Jorgensen et al., 1989).  Many of the stockwork veins are subparallel in strike to the MP and UP faults, but dip more steeply.  A zone of stockwork quartz veins also occurs in the footwall latite lavas (Tr1g) immediately beneath the MP fault, but here the ore zone is usually <10-15 m thick.  This was termed the lower stockwork zone (Jorgensen et al., 1989).  In this zone individual veins are often subparallel to the MP fault, and vein densities are typically in the range of 5-15%.

In most parts of the open pit, mineralized rock is truncated by the erosional surface and gravels.  The ore zone thinned up-dip and only a modest amount of ore was probably lost to erosion.  Below the open pit, ore grade values persist.

In the Bullfrog mineralization, the high-grade zones do not comprise obvious discrete plunging ore shoots.  Instead high-grade ore zones are developed along the plane of the MP fault/vein, within 10-20° of the dip of the fault.  The overall geometry of these zones is that of elongate lenses in the plane of the fault, with long dimensions that strike roughly north-south at a low angle of plunge.  The highest gold grades roughly coincided with the oxidation-reduction boundary in the deposit and the pre-mining water table, and modest localized supergene enrichment of precious metals near this boundary is suggested.

The gold deposits of the southern Bullfrog Hills are contained in epithermal quartz-calcite veins and stockworks.

Historical Operations

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

Exploration and Drilling

The Company’s exploration activities to date have focused on the following:

•Exploration drilling, data acquisition and geologic modeling;

•Acquiring, organizing, digitizing and vetting electronic and paper data bases obtained from Barrick mainly related to drill data, metallurgy and project infrastructure; and

•Maintaining and expanding the land holdings.

The project drilling includes 1,311 holes, for a total of 263,757 meters completed between 1983 and early 2021.  The holes were drilled using both core and reverse circulation methods, as detailed in the drilling section of this report.

The following table summarizes project drilling by year:

Table 1: Project Drilling by Year

Year	Total Drilling		Coring		Reverse Circulation
	Holes	Meters	Holes	Meters	Holes	Meters
1983	6	975	6	975	0	0
1984	37	3,560		0	37	3,560
1985	3	303		0	3	303
1986	29	3,364		0	29	3,364
1987	163	29,479	3	732	163	28,747
1988	321	66,325	32	6,121	321	60,204
1989	71	12,285		0	71	12,285
1990	154	37,114	33	3,676	154	33,438
1991	79	22,954	42	3,627	79	19,327
1992	23	4,907		0	23	4,907
1993	9	387		0	9	387
1994	210	31,362	9	1,412	210	29,951
1995	99	22,370	3	248	99	22,122
1996	58	15,254	19	3,329	45	11,924
2020	26	4,405	1	502	25	3,903
2021	43	14,820	38	12,749	5	2,071
Total	1,331	269,864	186	33,371	1,273	236,493

A total of 69 drill holes, 30 reverse circulation (RC) and 39 core holes have been drilled by Augusta from 2020-2021.  The purpose of the drilling was to further define resources and the ultimate limits of the Bullfrog and Montgomery-Shoshone pits and gather data to support advanced geotechnical and metallurgical studies. The 2020 program also fulfilled a final work commitment for the Company to purchase a 100% interest in lands under lease from Barrick by mid-September 2020.  Two holes were drilled at the Paradise Ridge target.

2020-2021 Drilling

Twenty-seven RC holes and twenty-two core holes were drilled by Augusta Gold in 2020 - early 2021 and were available for inclusion in the June resource model update.  An additional three RC holes and seventeen core holes were drilled later in 2021 and were available for the end-of-year model update presented in this technical report.  The purpose of this drilling program was to further define resources and ultimate limits of the Bullfrog and Montgomery-Shoshone pits.  Two holes were drilled at the Paradise Ridge Target. Twenty new core and RC drillholes were completed in the 2021 additional drilling program.

Table 2: Location and Depth of 2020-2021 Drill Holes

Hole ID	Easting	Northing	Elevation	Azimuth	Dip	Total Depth
BM-20-1	10,040	9,995	1,117	135	-70	68.58
BM-20-2	9,979	9,967	1,120	100	-57	89.92
BM-20-3	9,823	9,868	1,139	130	-53	120.4
BH-20-4	9,450	8,910	1,143	90	-60	190.49
BH-20-5	9,431	8,875	1,144	90	-60	220.98
BH-20-6	9,409	8,839	1,138	90	-60	227.08
BH-20-7	9,419	8,790	1,128	90	-60	71.63
BH-20-7A	9,416	8,787	1,128	90	-65	71.63
BH-20-8	9,560	8,864	1,128	90	-57	141.73

Hole ID	Easting	Northing	Elevation	Azimuth	Dip	Total Depth
BH-20-9	9,491	8,764	1,119	90	-80	193.55
BH-20-10	9,449	8,723	1,116	90	-60	199.64
BH-20-11	9,530	8,764	1,127	90	-60	199.64
BH-20-12	9,575	8,737	1,127	120	-60	138.68
BH-20-13	9,580	8,613	1,110	285	-70	169.16
BH-20-14	9,584	8,615	1,111	50	-54	120.4
BH-20-15	9,552	8,703	1,117	0	-90	163.07
BH-20-16	9,609	8,797	1,123	90	-60	120.4
BH-20-17	9,656	8,768	1,122	90	-60	114.3
BH-20-18	9,611	8,548	1,109	0	-90	105.16
BH-20-19	9,682	8,494	1,104	90	-60	105.16
BM-20-20	9,805	10,048	1,223	135	-58	211.84
BM-20-21	9,952	10,103	1,226	155	-60	217.93
BM-20-22	10,026	10,122	1,226	155	-57	187.45
BP-20-23	11,560	8,102	1,110	65	-60	187.45
BP-20-24	11,560	8,099	1,110	135	-60	266.7
BFG20-MS01	9,858	10,072	1,223	114	-55	502.01
BFG21-MS02	9,858	10,072	1,223	114	-70	626.06
BFG21-MS03	9,783	9,851	1,143	115	-80	245.67
BFG21-MS04	9,954	9,632	1,270	115	-57	498.96
BFG21-MS05	10,139	10,142	1,226	114	-60	648.61
BFG21-MS06	9,954	9,632	1,270	115	-45	449.88
BFG21-MS07	10,139	10,142	1,226	114	-85	558.09
BFG21-MS08	9,936	9,581	1,273	115	-65	432.21
BFG21-MS09	9,792	9,644	1,247	115	-45	392.28
BFG21-MS10	10,054	10,132	1,228	114	-85	572.11
BFG21-MS11	9,792	9,644	1,247	115	-65	161.24
BFG21-MS12	9,670	9,707	1,201	115	-45	295.05
BFG21-MS13	9,714	9,927	1,205	114	-45	350.22
BFG21-MS14	9,669	9,708	1,201	115	-65	230.43
BFG21-MS15	9,738	9,558	1,266	115	-45	258.47
BFG21-MS16	9,714	9,927	1,205	114	-65	299.92
BFG21-MH17	9,670	8,496	1,104	90	-45	204.83
BFG21-MS18	10,016	9,983	1,117	90	-45	373.38
BFG21-MS19	9,816	10,017	1,214	114	-70	365.15
BFG21-MS20	9,725	9,609	1,259	115	-45	288.95
BFG21-MH21	9,608	8,555	1,110	90	-65	346.86
BFG21-MS22	9,959	9,943	1,123	114	-45	373.38
BFG21-MS23	9,948	10,099	1,219	155	-70	360.58
BFG21-MS24	9,751	9,729	1,218	115	-45	380.39

Table 3: Drilling Results from 2020-2021 Drilling Programs

Hole ID	Interval in meters			Au	Ag	Zone
	From	To	Length	g/t	g/t
BM-20-1	0	41	41	0.42	2.26	MS Vein Zone
includes	0	23	23	0.55	1.95	MS Vein Zone

BM-20-2	0	26	26	0.33	1.04	MS Vein Zone
includes	0	20	20	0.37	1.15	MS Vein Zone

BM-20-3	49	59	11	0.26	0.33	MS Vein Zone

BH-20-4	76	81	5	0.35	1.54	Mystery Hills
BH-20-4	85	119	34	0.27	0.6	Mystery Hills
BH-20-4	157	184	27	0.32	0.93	Mystery Hills

BH-20-5	101	108	8	0.26	1.22	Mystery Hills
BH-20-5	117	168	50	0.24	0.49	Mystery Hills
BH-20-5	175	209	34	0.58	0.82	Mystery Hills

BH-20-6	90	200	110	0.41	0.61	Mystery Hills
includes	120	146	26	0.91	0.91	Mystery Hills

BH-20-7	46	53	8	3.23	3.36	Mystery Hills

BH-20-8	35	40	5	1.13	0.21	Mystery Hills
BH-20-8	47	53	6	0.38	0.25	Mystery Hills

BH-20-9	23	29	6	0.53	0.91	Mystery Hills
BH-20-9	37	43	6	0.31	0.45	Mystery Hills
BH-20-9	46	53	8	0.31	0.33	Mystery Hills
BH-20-9	104	195	91	0.33	0.32	Mystery Hills

BH-20-10	41	55	14	2.42	2.19	Mystery Hills
includes	41	47	6	4.89	4.14	Mystery Hills
BH-20-10	104	110	6	0.58	0.26	Mystery Hills

BH-20-11	27	40	12	0.3	0.2	Mystery Hills
BH-20-11	49	56	8	0.31	0.08	Mystery Hills
BH-20-11	67	91	24	0.35	0.18	Mystery Hills
BH-20-11	128	139	11	0.2	0.34	Mystery Hills

BH-20-12	32	52	20	0.35	0.33	Mystery Hills
BH-20-12	79	91	12	0.45	0.18	Mystery Hills

BH-20-13	0	21	21	0.24	0.28	Mystery Hills
BH-20-13	38	50	12	0.44	0.34	Mystery Hills
BH-20-13	94	140	46	0.3	0.2	Mystery Hills

BH-20-14	0	12	12	0.22	0.3	Mystery Hills
BH-20-14	23	29	6	0.3	0.21	Mystery Hills
BH-20-14	49	55	6	0.28	0.2	Mystery Hills
BH-20-14	67	79	12	0.44	0.47	Mystery Hills
BH-20-14	84	93	9	0.4	0.16	Mystery Hills
BH-20-14	116	122	6	0.24	0.46	Mystery Hills

Hole ID	Interval in meters			Au	Ag	Zone
	From	To	Length	g/t	g/t
BH-20-14	0	12	12	0.22	0.3	Mystery Hills
BH-20-14	23	29	6	0.3	0.21	Mystery Hills
BH-20-14	49	55	6	0.28	0.2	Mystery Hills
BH-20-14	67	79	12	0.44	0.47	Mystery Hills
BH-20-14	84	93	9	0.4	0.16	Mystery Hills
BH-20-14	116	122	6	0.24	0.46	Mystery Hills

BH-20-15	11	40	29	0.29	0.26	Mystery Hills
BH-20-15	96	111	15	0.26	0.19	Mystery Hills
BH-20-15	120	165	44	0.31	0.39	Mystery Hills

BH-20-18	5	11	6	0.23	0.21	Mystery Hills
BH-20-18	40	69	29	0.22	0.16	Mystery Hills
BH-20-18	75	96	21	0.24	0	Mystery Hills

BH-20-19	0	35	35	0.44	0.3	Mystery Hills
includes	2	17	15	0.64	0.31	Mystery Hills
BH-20-19	43	59	17	0.27	0.25	Mystery Hills
BH-20-19	70	78	8	0.21	0.09	Mystery Hills

BM-20-20	171	184	12	0.3	0.76	MS Vein Zone

BFG20-MS01	114.77	154.35	39.58	0.34	2.82	MS Vein Zone
BFG20-MS01	246.21	259.37	13.16	1.30	2.79	MS Vein Zone
BFG20-MS01	275.23	284.77	9.54	0.89	5.60	MS Vein Zone

BFG21-MS02	125.56	166.62	41.06	0.35	1.39	MS Vein Zone
BFG21-MS02	229.73	254.04	24.31	0.31	0.23	MS Vein Zone
BFG21-MS02	298.31	310.53	12.22	0.22	0.55	MS Vein Zone

BFG21-MS03	105.19	115.39	10.20	0.49	0.37	Polaris Vein

BFG21-MS04	121.15	122.67	1.52	0.60	0.50	Other

BFG21-MS05	99.95	102.99	3.04	0.39	0.35	MS Vein Zone

BFG21-MS06	NSV					Other

BFG21-MS07	149.96	151.49	1.53	0.29	1.50	MS Vein Zone
BFG21-MS07	175.87	177.32	1.45	0.35	0.10	MS Vein Zone

BFG21-MS08	NSV					Other

BFG21-MS09	81.82	109.12	27.30	0.42	5.03	Polaris Vein
including	93.88	98.50	4.62	1.10	13.22	Polaris Vein
BFG21-MS09	133.50	141.07	7.57	0.19	0.94	Polaris Vein
BFG21-MS09	163.98	168.16	4.18	0.27	0.10	Polaris Vein
BFG21-MS09	179.70	185.32	5.62	0.39	0.27	Polaris Vein

Hole ID	Interval in meters			Au	Ag	Zone
	From	To	Length	g/t	g/t
BFG21-MS10	203.00	229.21	26.21	0.52	3.29	MS Vein Zone
including	216.52	219.50	2.98	1.38	5.34	MS Vein Zone
and including	224.00	229.21	5.21	0.90	8.66	MS Vein Zone

BFG21-MS11	79.75	84.31	4.56	0.23	0.33	Polaris Vein
BFG21-MS11	99.30	160.00	60.70	0.35	2.12	Polaris Vein

BFG21-MS12	170.08	184.52	14.44	0.26	0.44	Polaris Vein

BFG21-MS13	105.45	116.33	10.88	0.39	0.55	MS Vein Zone
including	105.94	108.20	2.26	0.91	0.75	MS Vein Zone
BFG21-MS13	179.22	211.75	32.53	0.88	1.58	Polaris Vein
including	183.79	192.40	8.61	2.32	4.61	Polaris Vein

BFG21-MS14	179.30	189.89	10.59	0.17	0.11	Polaris Vein

BFG21-MS15	135.33	138.38	3.05	0.32	5.38	Polaris Vein
BFG21-MS15	153.62	161.22	7.60	0.52	0.72	Polaris Vein

BFG21-MS16	178.00	205.18	27.18	0.26	0.32	MS Vein Zone

BFG21-MH17	0.00	36.88	36.88	0.27	0.12	Mystery Hills
BFG21-MH17	47.55	99.61	52.06	0.19	0.25	Mystery Hills

BFG21-MS18	0.00	51.82	51.82	0.33	2.02	MS Vein Zone
including	0.00	4.57	4.57	0.73	3.29	MS Vein Zone

BFG21-MS19	145.00	157.80	12.80	0.48	1.08	MS Vein Zone
BFG21-MS19	188.06	205.44	17.38	0.33	0.56	MS Vein Zone
BFG21-MS19	211.56	217.68	6.12	0.41	0.15	MS Vein Zone

BFG21-MS20	151.18	197.51	46.33	0.42	0.98	Polaris Vein
including	159.71	163.07	3.36	1.58	4.39	Polaris Vein

BFG21-MH21	7.46	10.05	2.59	0.20	0.10	Mystery Hills
BFG21-MH21	54.25	62.00	7.75	0.22	0.10	Mystery Hills
BFG21-MH21	73.76	76.81	3.05	0.19	0.10	Mystery Hills
BFG21-MH21	95.11	101.96	6.85	0.35	0.25	Mystery Hills
BFG21-MH21	128.38	131.20	2.82	0.24	0.30	Mystery Hills

BFG21-MS22	15.24	16.76	1.52	0.45	0.30	MS Vein Zone
BFG21-MS22	94.49	96.01	1.52	0.23	0.50	MS Vein Zone

BFG21-MS23	93.68	163.98	70.30	0.32	4.12	MS Vein Zone
including	94.94	106.07	11.13	0.63	16.04	MS Vein Zone
BFG21-MS23	229.10	238.05	8.95	0.75	2.36	MS Vein Zone
BFG21-MS23	257.27	298.65	41.38	0.36	0.51	MS Vein Zone
including	276.75	286.54	9.79	0.89	0.91	MS Vein Zone
BFG21-MS23	325.87	331.96	6.09	0.27	0.17	MS Vein Zone

BFG21-MS24	123.58	157.08	33.50	0.34	1.63	Polaris Vein
including	144.86	147.90	3.04	0.82	2.25	Polaris Vein
BFG21-MS24	166.13	173.73	7.60	0.23	1.24	Polaris Vein
BFG21-MS24	191.00	195.22	4.22	0.27	0.61	Polaris Vein

Table 4: Location and Depth of 2021 Additional Drill Holes

Hole ID	Easting	Northing	Elevation	Azimuth	Dip	Total Depth
BFG21-MH25	9,438	8,908	1,142	90	-70	419.1
*BFG21-IS26	11,782	12,882	1,189	90	-45	470.9
BFG21-MS27	9,947	10,101	1,224	155	-60	380.4
BFG21-MH28	9,437	8,908	1,142	90	-85	353.3
BFG21-MS29	9,836	9,695	1,237	117	-50	258.5
BFG21-IS30	10,667	12,927	1,219	45	-45	639.2
BFG21-MH31	9,411	8,786	1,127	90	-45	358.8
*BFG21-IS32	11,391	13,286	1,211	90	-45	449.6
*BFG21-IS33	11,641	14,190	1,304	115	-45	403.9
BFG21-MH34	9,411	8,786	1,127	90	-65	394.7
BFG21-MS35	10,012	9,985	1,116	90	-45	179.2
BFG21-MS36	9,868	9,718	1,231	115	-45	224.9
BFG21-MH37	9,411	8,786	1,127	90	-85	346.6
BFG21-IS38	10,666	12,926	1,219	45	-70	328.6
BFG21-IS39	10,668	12,930	1,219	90	-45	403.9
BFG21-MS40	9,847	9,550	1,267	115	-45	180.8
BFG21-BF41	9,063	8,728	1,135	90	-45	343.1
BFG21-BF42	9,071	8,788	1,135	90	-50	349.5
BFG21-BF45	9,072	8,788	1,135	90	-75	505.4
BFG21-BF44	9,065	8,728	1,135	90	-75	999.0
BFG21-MH25	9,438	8,908	1,142	90	-70	419.1

Table 5: Drilling Results from 2021 Additional Drilling Program

Hole ID	Interval in meters			Au	Ag	Zone
	From	To	Length	g/t	g/t
BFG21-MH25	80.40	175.20	94.80	0.27	0.44	BF Vein
BFG21-MH25	236.17	242.25	6.08	0.61	2.42	Mystery Hills

BFG21-IS26	138.68	146.30	7.62	0.36	0.84	Indian Springs

BFG21-MS27	90.19	143.71	53.52	0.97	8.24	MS Vein Zone
includes	139.15	143.71	4.56	7.02	39.70	MS Vein Zone
BFG21-MS27	224.60	235.24	10.64	1.39	1.31	MS Vein Zone

BFG21-MH28	92.24	114.00	21.76	1.04	1.00	BF Vein
includes	93.73	96.72	2.99	5.73	5.86	BF Vein
BFG21-MH28	217.62	223.72	6.10	0.34	0.10	Mystery Hills
BFG21-MH28	241.30	249.85	8.55	0.31	0.10	Mystery Hills

BFG21-MS29	61.86	80.16	18.30	0.60	5.48	Polaris Vein
includes	70.40	74.98	4.58	1.43	8.02	Polaris Vein
BFG21-MS29	85.95	87.78	1.83	0.72	5.50	Polaris Vein
BFG21-MS29	123.00	124.21	1.21	0.85	3.50	Polaris Vein

BFG21-IS30	274.89	276.45	1.56	0.83	0.30	Indian Springs - Main Gap

BFG21-MH31	75.44	87.22	11.78	1.62	3.38	BF Vein
BFG21-MH31	125.54	197.55	72.01	0.24	0.13	Mystery Hills
BFG21-MH31	203.04	207.70	4.66	0.26	0.10	Mystery Hills
BFG21-MH31	223.42	233.69	10.27	0.23	0.15	Mystery Hills
BFG21-MH31	256.66	278.09	21.43	0.22	0.10	Mystery Hills

Hole ID	Interval in meters			Au	Ag	Zone
	From	To	Length	g/t	g/t
BFG21-IS30	NSV					Indian Springs South
BFG21-IS33	NSV					Indian Springs South

BFG21-MH34	77.88	221.00	143.12	0.32	0.57	Mystery Hills

BFG21-MS35	1.83	54.50	52.67	0.39	1.60	MS Vein Zone
includes	3.30	7.92	4.62	1.13	3.30	MS Vein Zone

BFG21-MS36	64.61	80.97	16.36	0.34	3.27	Polaris Vein
BFG21-MS36	112.60	115.09	2.49	0.21	0.15	Polaris Vein
BFG21-MH37
BFG21-MH37	85.04	134.72	49.68	0.57	6.65	BF Vein
includes	92.35	100.42	8.07	2.54	5.25	BF Vein
BFG21-MH37	147.55	178.19	30.64	0.20	0.11	Mystery Hills
BFG21-MH37	205.44	221.74	16.30	0.32	0.17	Mystery Hills

BFG21-IS38	NSV					Indian Springs - Main Gap

BFG21-IS39	250.50	251.52	1.02	1.74	0.50	Indian Springs - Main Gap

BFG21-MS40	NSV					Other

BFG21-BF41	177.76	182.60	4.84	0.39	1.44	BF Hanging Wall
BFG21-BF41	296.53	324.78	28.25	0.25	2.99	BF Hanging Wall
BFG21-BF41	329.79	339.55	9.76	0.59	2.80	BF Vein
includes	329.79	332.72	2.93	1.29	2.70	BF Vein

BFG21-BF42	129.13	140.40	11.27	0.82	17.38	BF Hanging Wall
BFG21-BF42	163.21	176.17	12.96	0.21	0.23	BF Hanging Wall
BFG21-BF42	232.56	329.78	97.22	0.41	2.45	BF Hanging Wall
BFG21-BF42	335.00	340.77	5.77	13.55	33.17	BF Vein
BFG21-BF42	346.25	349.45	3.20	0.50	5.39	BF Foot Wall

BFG21-BF44	213.97	217.21	3.24	0.49	1.26	BF Hanging Wall
BFG21-BF44	274.93	282.30	7.37	0.20	0.78	BF Hanging Wall
BFG21-BF44	290.96	313.42	22.46	0.26	1.32	BF Hanging Wall
BFG21-BF44	325.67	338.94	13.27	0.26	0.79	BF Hanging Wall
BFG21-BF44	344.13	353.40	9.27	0.27	0.70	BF Hanging Wall
BFG21-BF44	357.17	371.25	14.08	0.29	0.94	BF Hanging Wall
BFG21-BF44	371.25	376.28	5.03	2.11	5.07	BF Vein
BFG21-BF44	376.28	390.29	14.01	0.26	0.67	BF Foot Wall

BFG21-BF45	137.92	144.00	6.08	0.37	8.72	BF Hanging Wall
BFG21-BF45	160.93	177.82	16.89	0.33	0.36	BF Hanging Wall
BFG21-BF45	303.06	308.90	5.84	0.24	0.56	BF Hanging Wall
BFG21-BF45	325.22	335.98	10.76	0.64	0.96	BF Hanging Wall
BFG21-BF45	340.77	369.57	28.80	0.53	1.96	BF Hanging Wall
includes	350.58	353.66	3.08	1.47	1.70	BF Hanging Wall
BFG21-BF45	375.80	382.57	6.77	1.54	4.55	BF Vein

For a more detailed discussion of the exploration history on the Bullfrog Gold Project see Section 7 “Exploration” in the Technical Report.

Sampling, Analysis and Data Verification

Historic

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

Sampling, Analysis and QA/QC for Recent Drilling

We commenced exploration on the Bullfrog Gold Project in 2020, continuing through the second quarter of 2021. Work performed consisted of oriented diamond core drilling, conventional Reverse Circulation (RC) drilling and reconnaissance mapping and surface sampling for drill target generation. A digital, Access based database (GeoSpark) has been maintained by Augusta Gold, including all assays from drill samples and geochemical analysis from surface rock chip samples, completed on the project.

2020

To ensure reliable sample results, we have a QA/QC program in place that monitors the chain-of-custody of samples and includes the insertion of blanks and certified reference materials (CRMs). Barren coarse-grained blanks were inserted at lithology changes. Three CRMs with variations in gold grade were inserted at the end of each batch by random selection. All testing for the 2020 program was done by American Assay Laboratories (AAL), an independent ISO/IEC 17025 certified laboratory in Sparks, Nevada.

2021

Oriented diamond core drilling (HQ3) was performed using two track-mounted LF-90 drills and one truck mounted LF-90 drill. Core orientation was collected using Reflex ACTIII tooling, overseen by staff geologists and verified by a third-party contractor. All drill core was logged, photographed, split and sampled on-site.

Conventional Reverse Circulation drilling was performed using a single Atlas Copco RD 10+, with a hole diameter of 6.75 inches. All RC samples were logged and sampled on-site. Samples were air dried, sealed in bulk bags on-site. Additionally, surface rock chip samples were collected during field reconnaissance. These samples were collected, described, and geolocated in the field before being sealed in rice bags for transport. All samples were stored in sealed bulk bags and transported weekly to Paragon Geochemical in Reno, Nevada, USA.  Paragon is independent of the Company and is ISO 9001 compliant.

All surface rock chip samples collected were described in the field and located using hand-held global positioning system (GPS) methods. Sample descriptions were completed either in field notebooks or using a tablet computer. Hard copy notes were digitized for archive, and field notebooks were retained. All sample descriptions were compiled into a master Excel spreadsheet before being imported into the GeoSpark database maintained by Augusta Gold. Samples were bagged and stored in a secure building before being shipped to the lab.

Drill core was transported from the rig to the logging facility daily by staff geologists, where washing, logging, photographing, and sampling were completed. Logging data was recorded directly into the GeoSpark database on laptop computers. All core logs and digital core photos were backed up on Microsoft Teams.

Rock chip samples from RC drilling were transported from the rig to the logging facility daily by staff geologists, where they were air-dried and placed in sealed bulk bags for transport. A geologist was present at the drill rig during all drilling operations, where they oversaw sample collection, built chip trays with representative material, and logged chips on-site. Bulk reject bags were stacked out adjacent to the drill pad and were retained until lab results were received and checked.

Surface Rock Chip Sampling: Grab samples were collected from outcrop or rubble crop. These were spot samples taken from well-mineralized or altered rock. Float samples represent transported rock of uncertain origin. All rock samples were located in the field using GPS methods and field descriptions and notes were entered into a master digital database at the end of each field day.

Diamond Drill Core Processing: Drill core was transported by pickup truck from the drill site to the logging facility located eight miles north of Beatty, Nevada, proximal to the project area. Upon arrival at the core shack, core was laid out on outdoor quick-logging tables where it was washed, and RQD and recovery.

First, the quality of orientation marks and lines were checked, and any necessary corrections were made. Core was then marked up using china markers and permanent marking pens to identify important features for logging and recording in photographs. Oriented structural measurements were recorded using the Reflex IQ logger where possible, and manual protractor methods when rock quality precluded the use of the logging device. Sample tags were stapled inside the wax-impregnated cardboard core boxes at geologically determined intervals by the geologist, leaving every fifteenth sample tag available for either a blank or a standard.

Core was cut using Husqvarna masonry saws, and core techs were instructed to cut core along the orientation line. Split core was then placed back in the core boxes until it was sampled. During sampling, one half of the split core from each sample interval was placed in a cloth bag with the sample number written on it. A corresponding barcode sample tag was placed in each bag, and the bag was tied closed. Sample bags were then stacked in 1-ton super sacks, sealed, and stored in the core yard while waiting for shipment to the lab.

The remnant half core was retained in the core boxes, which were palletized and tarped for storage in the core yard at the logging facility. Significant intercepts and holes of interest were stored in locked shipping containers at the logging facility.

Reverse Circulation Chip-Sample Processing: Samples were collected from a rotary splitter mounted to the cyclone discharge on the drill rig. The rotary splitter was adjusted to provide a sample with a nominal weight of 15 lbs (6.8 kg). A small split was collected in a mesh screen for populating chip trays for geologic logging, and the remaining sample reject was bagged separately and stacked next to the drill pad to be retained until laboratory results had been received and quality checked. Chips collected in the screen were washed and put into chip trays, which were labelled with the corresponding interval footage. The chips were quick-logged at the drill rig by a geologist using a hand lens, and were then transported back to the logging facility at the end of each day for detailed logging under a binocular microscope.

RC samples were collected in cloth bags with the sample number and footage interval written on them and a corresponding sample tag inside. As with diamond core samples, every fifteenth sample number was reserved for either a blank or a standard. Samples were transported to the logging facility by pickup truck each day, where they were stacked outside on metal trays for airdrying. Once deemed sufficiently dry, the sample bags were stacked in 1-ton super sacks, sealed, and stored in the core yard while waiting for shipment to the lab.

All samples collected during the 2020-2021 exploration program at the Bullfrog Project were stored at the logging facility until being transported directly to Paragon Geochemical in Reno, Nevada. A chain-of-custody form was signed by on-site staff at the time of sample pickup by the laboratory courier service.

Data Verification

The data for this mineral resource estimate comes from historical exploration and operations. The original laboratory certificates were available for most of the drilling.  Data collected by previous operators has in part been verified by the corroborating data in the original laboratory certifications, as well as existing physical and digital records. Blind entry spot checks were run against the database and the laboratory certificates to ensure the quality of the database. No additional exploration drilling has been performed since the closure of the Bullfrog Mine, until the program carried out by Augusta in 2020. QA/QC protocols were followed and reviewed for the 2020 drilling program, including blanks, standards, and duplicates.  Lab certificates were available for the 2020 drilling program.

A site visit was performed in by Patrick Garretson in June 2021 with the purpose of observing and reviewing the site infrastructure, exploration drilling program, core logging and sample preparation facilities.  All three existing pits were observed from the highwall or from within the pit.  Special attention was given to pit limit boundaries, pit highwall integrity, waste dump placement and pit backfill areas.  Infrastructure in terms of roads, claim boundaries and previous site infrastructure were observed and cross-referenced with available property maps and diagrams.  The geology of each area was discussed with the project geologists and important geologic features such as faults, veins and lithologic contacts were observed in the exposed pit walls or on surface outcrops.

The core storage, sample preparation area and logging facility were visited and site personnel were observed while performing these activities.  The facilities have recently been built and the area was very clean and well organized.  The core logging facility was well lit and core tables were constructed to allow personnel to log core in an ergonomic position.  The core boxes and core within were properly marked for downhole measurements.  Geologic data was being logged via laptop computers using a logging program (GeoSpark) with dropdown fields for the selection of geologic features.  Sample preparation, bagging and labeling took place in a separate area to avoid cross-contamination.  Samples were properly bagged, labeled and prepared for transport to the assay lab.  A large whiteboard posted in the logging facility was used to track the progress of a drillhole from the time it was received at the facility to the time it was bagged and ready for transport.  A procedure and process for measuring specific gravity via the wax and water immersion process was in place.

Core and chip trays from the pre-2020 drilling are no longer available.

During the later half of 2021, Augusta Gold Corp. staff conducted an in-depth review and update of legacy data in the Bullfrog drilling database.  During the process, previously missing assay information was found on old assay certificates, was verified against drill logs, and added to the database.  Additionally, assay grades were checked throughout the legacy data set and consistent conversions from imperial to metric grade units were updated where needed.  During the process, it was discovered that some series of older drillholes had improper imperial-metric grade conversions and were subsequently updated, resulting in grade increases for the majority of affected drillholes.

In order to verify the updated database, Forte Dynamics requested and received assay certificate and logging data for approximately 10% of the relevant legacy drillholes in the economically important portions of the three gold deposits at Bullfrog.  Although there were a few random, single assay discrepancies, most of the drillholes had all their assays match between the new database and assay certificates.  Some of the drillholes checked were ones earlier identified with problematic imperial-metric grade conversions and those now show to match certificate grades and now have correct converted metric grades.  Legacy drillholes with newly found assay data were also checked against scans of the assay certificates and they were shown to be correct in the new database.  Some of the drillholes that were selected for verification had missing runs of assay data and it was verified from the logs and certificates that there were data gaps for those drillholes.

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

In 2018 and 2019, standard column leach tests were performed on materials from the Bullfrog property by McClelland Laboratories, located in Reno, NV. The sample tested in 2018 was a composite sample created from a bulk sample representing “Brecciated Vein Ore Type”.  The exact location (or locations) of the sample is not known, and it is unclear whether these samples can be considered representative of the entire deposit. The results of the 2018 program are summarized in Table 5 below.

Table 5: Column Leach Test Results (2018)

Feed Size	Crush Method	Test	Time	Au Recovery, %
9.5mm (3/8”)	Conventional	Column	60 days	58
9.5mm (3/8”)	Conventional	Bottle Roll	4 days	59
1.7mm (10 mesh)	HPGR	Column	60 days	77
1.7mm (10 mesh)	HPGR	Bottle Roll	4 days	70
150µm	Conventional/Grind	Bottle Roll	4 days	89

The 2018 column leach test results suggest a crush size dependency where HPGR crushing (high pressure grinding rolls) may have the potential to significantly improve recovery. The lime requirement for protective alkalinity was low and cyanide consumption was moderate. The samples tested in 2019 were prepared from three (3) bulk samples.The exact location (or locations) of these samples is not known, and it is unclear whether these samples can be considered representative of the entire deposit. The results of the 2019 program are summarized in Table 6 below.

Table 6: Column Leach Test Results (2019)

Sample	Feed Size	Crush Method	Test	Time	Au Rec., %
Composite E	9.5mm (3/8”)	Conventional	Column	151 days	75
Composite E	6.3mm (1/4”)	HPGR	Column	122 days	77
Composite E	1.7mm (10 mesh)	HPGR	Column	102 days	89
MS-M-1	9.5mm (3/8”)	Conventional	Column	108 days	66
MS-M-1	6.3mm (1/4”)	HPGR	Column	108 days	77
MS-M-1	1.7mm (10 mesh)	HPGR	Column	89 days	85
MH-M-2	9.5mm (3/8”)	Conventional	Column	109 days	83
MH-M-2	6.3mm (1/4”)	HPGR	Column	105 days	88
MH-M-2	1.7mm (10 mesh)	HPGR	Column	86 days	91

The 2019 column leach test results further highlight the size dependency on recovery and suggest that HPGR crushing may have the potential to significantly improve gold recovery. The cement required for agglomeration of the samples was adequate for maintaining protective alkalinity.  The cyanide consumption was low. Based on these test programs, Bullfrog mineralization types appear amenable to heap leach recovery methods.  Further testing is required to properly assess the benefit of HPGR crushing and better define the optimal particle size for heap leaching.

Conclusions for Heap Leaching

Based on the test work completed to-date that is applicable to the remaining mineralization in the BF and M-S pits, preliminary ultimate heap leach recoveries are projected as follows:

Table 7: Estimated Heap Leach Recovery

Leach Size	80% - 9.5 mm (3/8 inch)	ROM Low Grade
Estimated Recovery	70%	50%

* Silver Recovery is estimated at 1.07 x gold recovered ounces, which is the typical recovery attained by Barrick.

All mineralization known to-date would be heap leached and the pregnant solutions would be processed through a carbon ADR plant to be constructed on site.

In 2020, cyanidation bottle rolls tests were conducted on 14 variability composites from the Bullfrog project.

Permitting

Baseline studies necessary to advance permitting are in progress. Refinement of the hydrologic model is expected to commence in Q2 2022. Augusta Gold expects to have all baseline surveys completed in Q12023 with an expected Mine Plan of Operations to follow shortly thereafter.

The following outlines the general framework for permitting a mine in Nevada and the required permits.  Many of the permits discussed herein apply to the construction stage and are not currently being pursued.

Exploration activities on Federal mining claims on BLM lands requires a Notice of Intent (NOI) for exploration activities under five acres of disturbance and a Plan of Operations for larger scale exploration activities.  A Plan of Operations is also required with the Nevada Department of Environmental Protection (NDEP) to fulfill the State of Nevada permitting obligations on private and public lands, respectively. Reclamation bonds related to environmental liabilities need to be calculated and posted to cover activities on the Project. Additional permits and bonding will be required for developing, constructing, operating, and reclaiming the Project.

Additional Baseline Studies will be required to update the historical studies completed by Barrick.  This will include geochemistry, hydrologic studies of the in-pit water and water in existing wells, plant, wildlife and threatened and endangered species surveys, meteorological information, and cultural surveys:

•Water Pollution Control Permits (WPCP):  The WPCP application must address the open pit, heap leach pad, mining activities and water management systems with respect to potentially degrading of the waters of Nevada.  Sufficient engineering, design and modeling data must be included in the WPCP.  A Tentative Permit Closure Plan must be submitted to the NDEP-BMRR in conjunction with the WPCP.  A Final Permanent Closure Plan will be needed two years prior to Project closure.

•Air Quality:  An application for a Class II Air Quality Permit must be prepared using Bureau of Air Pollution Control (BAPC) forms.  The application must include descriptions of the facilities, a detailed emission inventory, plot plans, process flow diagrams and a fugitive dust control plan for construction and operation of the Project.  A Mercury Operating Permit and a Title V Operating permit will also be necessary for processing loaded carbon or electro-winning precipitates.

•Water Right:  Additional water rights will need to be acquired from third parties or obtained from the Nevada Division of Water Resources (NDWR) for producing Project water.

•Industrial Artificial Pond:  Water storage ponds, which are part of the water management systems, will require Industrial Artificial Pond permits (IAPP) from the Nevada Department of wildlife.  Approval from the Nevada State Engineer’s Office is also required if embankments exceed specified heights.

Additional minor permits will be required for the project to advance to production and are listed in Table 8.

Table 8: Additional Minor Permits Required

Notification/Permit	Agency
Mine Registry	Nevada Division of Minerals
Mine Opening Notification	State Inspector of Mines
Solid Waste Landfill	Nevada Bureau of Waste Management
Hazardous Waste Management Permit	Nevada Bureau of Waste Management
General Storm Water Permit	Nevada Bureau of Water Pollution Control
Hazardous Materials Permit	State Fire Marshall
Fire and Life Safety	State Fire Marshall
Explosives Permit	Bureau of Alcohol, Tobacco, Firearms & Explosives
Notification of Commencement of Operation	Mine Safety and Health Administration
Radio License	Federal Communications Commission
Public Water Supply Permit	NV Division of Environmental Protection
MSHA Identification Number and MSHA Coordination	U.S. Department of Labor Mine Safety and Health Administration (MSHA)
Septic Tank	NDEP-Bureau of Water Pollution Control
Petroleum Contaminated Soils	NV Division of Environmental Protection

2022 Project Exploration Plans and Budget

The Company’s focus in 2022 is de-risking the project through environmental and engineering studies that will form the foundation for the Company’s permit applications. The Company is in the process of preparing a budget for 2022 that takes into account the results of the Company’s updated mineral resource estimate announced on March 10, 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2021, none of the Company’s or its subsidiaries’ properties or projects was subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

As at March 16, 2022, there were 70,519,188 Common Shares issued and outstanding, and the Company had approximately 95 shareholders of record. On March 16, 2022, the closing price of the shares of common stock as reported by the Toronto Stock Exchange was C$1.28 and as quoted on OTCQB was $1.00.

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

Recent Repurchases of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 750,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 750,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”), with no outstanding options as of December 31, 2021.

On December 1, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan reserves 2,300,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 675,000 options granted from the 2017 Plan in December 2017 (the “December 2017 Options”), with 225,002 outstanding as of December 31, 2021.

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time. The Company granted 5,825,000 options to officers, directors and employees of the Company in February 2021, with 4,575,000 outstanding as of December 31, 2021.

The following table sets forth equity compensation plan information as of December 31, 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (column a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	225,002	$0.86	1,325,000
Equity compensation plans approved by security holders	4,575,000	$2.37	5,825,000
Total	4,800,002	$2.30	7,150,000

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2021 and 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K.  See section heading “Cautionary Note Regarding Forward-Looking Statements” above.

Results of Operations

Twelve Months Ended December 31, 2021 Compared to December 31, 2020

	Twelve Months Ended
	12/31/21	12/31/21
Operating expenses
General and administrative	$4,664,565	$1,614,384
Lease expense	16,000	16,000
Exploration, evaluation and project expense	7,909,333	1,152,852
Accretion expense	24,749	5,069
Depreciation expense	44,057	632
Total operating expenses	12,658,704	2,788,937

Net operating loss	(12,658,704)	(2,788,937)

Gain on extinguishment of debt	0	20,833
Interest expense	0	(62,481)
Revaluation of warrant liability	15,857,500	(9,668,245)
Foreign currency translation adjustment	253,236	539,546
Net income (loss)	$3,452,032	($11,959,284)

For the twelve months ending December 31, 2021, the Company increased general and administrative expenses by approximately $3,035,000.  The increase was due to the following year over year variances:

Twelve months ending	12/31/2021	12/31/2020	Variance
Accounting fees	$257,000	$146,000	$111,000
Legal and other professional fees	500,000	122,000	378,000
Marketing expense	87,000	371,000	(284,000)
Payroll	1,548,000	556,000	992,000
Corporate expenses & rent	273,000	31,000	242,000
Share based compensation	1,560,000	302,000	1,258,000
Insurance	121,000	16,000	105,000
Stock exchange fees	239,000	31,000	208,000
Other general expenses	80,000	55,000	25,000
Total	$4,665,000	$1,630,000	$3,035,000

•Accounting fees increase resulted from higher costs for review procedures along with additional consulting fees needed for required regulatory filings and tax compliance. Management believes these increased costs will continue in future fiscal periods.

•Legal and other professional fees were needed for additional stock exchange listing compliance requirements. While these fees represent a one-time cost, management does believe that legal costs will be higher than prior periods moving forward due to the Company’s increased compliance costs and the implementation of regulatory changes in relation to property disclosure requirements in our filings with the SEC.

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

•The Company granted 6,325,000 options to officers, directors and employees of the Company in 2021, pursuant to the terms of the Company’s Stock Option Plan.  The Company recognized share-based compensation expense related to the stock options of $1,560,000 for 2021.

•Stock exchange fee variance is a result of the initial listing fee paid to the TSX in April 2021.  Annual exchange fees will continue; however the Company does not expect initial listing fees to be incurred for the remainder of the year.

For the twelve months ending December 31, 2021 there was a variance $6,756,000 for the same period in 2020 in exploration and evaluation expenses.  The following are the significant expenses incurred in 2021:

Twelve months ending 12/31
Drilling	$3,992,000
Consultants/Contractors	1,670,000
Supplies and equipment	743,000
Assay	543,000
Water haulage	389,000
Overhead	298,000
Permits and fees	268,000
Other	6,000
Total 2021	$7,909,000
Total 2020	$1,153,000
Variance	$6,756,000

In the third quarter of 2021, drilling targeted metallurgical samples at Bullfrog.  A total of three holes totaling 1,654 meters were drilled at Bullfrog to collect metallurgical samples and test for remnant high-grade mineralization adjacent to the backfilled stope. The data collected from the metallurgical drilling is being assessed to determine if further test work is required.

The Company continues to evaluate all the drilling data in addition to interpreting the results from the geophysical survey.

The revaluation of the warrant liability is based on the following warrants issued:

Issue Date	Expiration Date	Warrants Issued	Exercise Price
January 2020	Expired January 16, 2022	262,994	C$1.20
October 2020	October 2024	18,333,333	C$1.80
March 2021	March 2024	3,777,784	C$2.80

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

Liquidity

As of December 31, 2021, the Company had total liquidity of $19,582,000 in cash and cash equivalents. The Company had working capital of $18,530,000 and an accumulated deficit of $20,174,000. For the twelve months ended December 31, 2021, the Company had negative operating cash flows before changes in working capital of $10,776,000 and a net income of $3,452,000.

As of December 31, 2020, the Company had total liquidity of $14,432,000 in cash and cash equivalents. The Company had working capital of $14,154,000 and an accumulated deficit of $23,626,000. For the twelve months ended December 31, 2020, the Company had negative operating cash flows before changes in working capital of $1,819,000 and a net loss of $11,959,000.

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

As of December 31, 2021, the capital structure of the Company consists of 70,519,188 shares of common stock, par value $0.0001, and preferred stock Series B shares convertible into 677,084 shares of common stock, par value $0.0001.  The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of December 31, 2021 and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$143,055	$175,932	$46,000	$675,000	$1,039,987
Capital Expenditure	30,000	30,000	-	-	60,000
	$173,055	$205,932	$46,000	$675,000	$1,099,987

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Richard Warke	62	Executive Chairman
John Boehner	72	Director
Daniel Earle	41	Director
Poonam Puri	49	Director
Lenard Boggio	67	Director
Donald R. Taylor	65	President, Chief Executive Officer, Director
Michael McClelland	44	Chief Financial Officer
Purni Parikh	52	Senior Vice President, Corporate Affairs and Corporate Secretary
Johnny Pappas	62	Vice President, Environmental & Permitting
Tom Ladner	32	Vice President, Legal

Richard Warke (appointed January 7, 2021)

Executive Chairman

Richard Warke is a Vancouver-based Canadian business executive with more than 35 years of experience in the international resource sector. In 2005, Mr. Warke founded the Augusta Group of Companies which has an unrivaled track record of value creation in the mining sector.

From 2006 and until 2018 Augusta founded, managed, and funded three world class mineral discoveries.  Ventana Gold, discovered the La Bodega gold deposit in Colombia, now reported to host over 10Moz of gold, Augusta sold the company for $1.3B in 2011. Augusta Resource, advanced the Rosemont copper project in Arizona through drilling, feasibility and permitting to become one of the largest copper deposits in United States, it was sold for $667M in 2014. Arizona Mining, discovered the Taylor deposit and grew the Hermosa-Taylor deposit into one of the top five primary zinc deposits globally, largest in United States, prior to its sale for $2.1B in 2018.

Currently, Augusta Group is comprised of private businesses and public companies that currently includes Titan Mining Corporation, Augusta Gold Corp. and Solaris Resources Inc. Titan Mining operates a zinc mine in New York State, Augusta Gold is exploring for a gold mine in a prolific mining district in Nevada, and Solaris Resources is advancing a portfolio of copper and gold assets in the Americas, including a high-grade, world-class resource at its copper and gold project Warintza in Ecuador.

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

Poonam Puri (appointed January 7, 2021)

Director

Poonam Puri is an experienced corporate director and professor of business law at Osgoode Hall Law School in Toronto. She is also a practising lawyer and affiliated scholar at Davies Ward Phillips & Vineberg LLP. Ms. Puri currently serves on the boards of Canadian Apartment Properties Real Estate Investment Trust, the Canada Infrastructure Bank, Colliers International Group Inc., and Holland Bloorview Kids Rehabilitation Hospital. Ms. Puri has been recognized as one of the top 25 most influential lawyers in Canada by Canadian Lawyer Magazine. She has been named one of the 100 Most Powerful Women in Canada, and she is a past recipient of Canada’s Top 40 under 40 Award.  Ms. Puri earned her Bachelor of Laws degree from the University of Toronto, and she holds a Master of Laws degree from Harvard Law School.

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

Purni Parikh

Senior Vice President, Corporate Affairs and Corporate Secretary

Purni Parikh has over 25 years of public company experience in the mining sector including corporate affairs and finance, legal and regulatory administration, and governance. Ms. Parikh joined Augusta Gold in October, 2020. She is President of the Augusta Group of Companies, and Senior Vice President, Corporate Affairs of Solaris Resources Inc. and Titan Mining Corporation. Ms. Parikh was previously Senior Vice President, Corporate Affairs and Corporate Secretary of Arizona Mining Inc. and Newcastle Gold Ltd., and Vice President, Corporate Secretary Augusta Resource Corporation and Ventana Gold Corp. prior to their acquisition. Ms. Parikh obtained a Certificate in Business from the University of Toronto and a Gemology degree. She holds the ICD.D designation from the Institute of Corporate Directors, and has worked extensively with boards.

Johnny Pappas

Vice President, Environmental & Permitting

Johnny Pappas has a distinguished career in the field of environmental management and permitting. Mr. Pappas recently, from January 2016 to August 2018, held the position of Vice-President, Environmental and Permitting for Arizona Mining where he directed the permitting of the Hermosa Taylor Deposit Project, Director of Environmental Affairs for Romarco Minerals Inc., from September 2009 to December 2015, where he was instrumental in directing the federal and state permitting of the Haile Gold Mine; the first gold mine permitted east of the Mississippi in the last 20 years. He was previously, from May 2008 to August 2009, the Environmental Manager of the Climax Mine. In addition, he has held several Senior Environmental Engineer positions with PacifiCorp, Plateau Mining and Santa Fe Pacific Gold. Mr. Pappas holds a B.Sc. degree in Geology and Business Administration. Mr. Pappas is recognized as a leader in his field and has won numerous awards including: the 2003 “Best of the Best” Award - awarded by the Department of Interior’s Office of Surface Mining in recognition for extraordinary personal commitment and outstanding contribution for the reclamation success at the Castle Gate Mine and the 2003 “Excellence in Surface Coal Mining Reclamation” Award.

Tom Ladner

Vice President, Legal

Tom Ladner is Vice President Legal for Augusta Gold Corp. and the Augusta Group of Companies, including Solaris Resources Inc., Titan Mining Corporation and Armor Minerals Inc. Mr. Ladner brings legal, securities and mining expertise to the Company, having advised on multiple M&A transactions valued in excess of C$1 billion and more than 25 public market financings raising in aggregate more than C$750 million. Prior to joining the Augusta Group in 2020, Mr. Ladner practiced law in the Securities and Capital Markets group of a major Canadian law firm. Mr. Ladner has his Honors in Business Administration (with distinction) from the Richard Ivey School of Business and his Juris Doctor from Western University.

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

Mr. Warke is the sole officer and director of Augusta Investments Inc. (“Augusta”), the Company’s largest stockholder. On October 26, 2020, the Company closed a private placement of units with Augusta pursuant to which Augusta gained control of the Company.  Upon gaining control Augusta appointed Daniel Earle and Donald Taylor as directors of the Company and Michael McClelland and Johnny Pappas as officers of the Company. Subsequently,

Augusta’s appointed directors also appointed Purni Parikh and Tom Ladner as officers of the Company and Mr. Warke as the Chairman of the Company. Augusta controls 21,689,788 shares of common stock with the right to acquire an additional 18,865,727 shares underlying warrants and 800,000 options representing 45.9% of the issued and outstanding voting shares (common and preferred) of the Company on a partially diluted basis as of December 31, 2021.

Family Relationships

None of our directors or executive officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Other Directorships

Other than John Boehner who is a director of Acreage Holdings, Inc., Lenard Boggio who is a director of Equinox Gold Corp., and Poonam Puri who is a director of Colliers International Group Inc., none of the directors of Augusta Gold are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended December 31, 2020, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers consisting of our executive chairman, chief executive officer, chief financial officer, VP Environmental Permitting and our former chief executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary(2) ($)	Bonus(4) ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Warke,(5)	2021	$239,325	--	--	$871,672	--	--	--	$1,110,997
Executive Chairman	2020	--	--	--	--	--	--	--	--

Donald Taylor,	2021	$179,166	--	--	$584,794	--	--	--	$763,960
Chief Executive Officer(3)	2020	--	--	--	--	--	--	--	--

Michael McClelland,(5)	2021	$72,654	$37,119	--	$435,836	--	--	--	$545,609
Chief Financial Officer	2020	$13,526	--	--	--	--	--	--	$13,526

Maryse Belanger,	2021	$100,231	--	--	--	--	--	--	$100,231
Chief Executive Officer(3)	2020	$47,968	--	--	--	--	--	--	$47,968

Johnny Pappas,	2021	$160,000	--	--	$381,357	--	--	--	$541,357
VP Environmental Permitting	2020	$58,334	--	--	--	--	--	--	$58,334

(1)Represents the aggregate grant date fair value computed in accordance with FASB 123.

(2)Messrs Warke and McClelland were paid in $C and translated into $US using the average 2021 exchange rate per Bank of Canada of 1.2535.  Mr. McClelland’s salary for 2020 was paid in $C and translated into $US at the average exchange rate for the fourth quarter of 2020 of 1.3030.  Payments made by the Company to Mr. Warke were to Augusta Capital Corporation, a private company 100% beneficially held by Mr. Warke.

(3)Ms. Belanger was appointed CEO October 26,2020.  Ms. Belanger’s salary was paid in $C and translated into $US at the average exchange rate for the fourth quarter of 2020 of 1.3030 and at the average of the first and second quarters of 2021 of 1.2471 per Bank of Canada.  The Company appointed Mr. Taylor as CEO on April 13, 2021. Ms. Belanger resigned from the Company on that same date.

(4)Paid in the first quarter of 2022.

Consulting Agreements

The Company has entered into a consulting agreement with Augusta Capital Corporation, a private company 100% beneficially held by Mr. Warke, Chairman of the Company.  Under the terms of the agreement, Augusta Capital Corporation. is paid a monthly rate of $C29,167 and is eligible for an annual success fee of $C245,000 at the discretion of the Board.  In the event of a change of control, Augusta Capital Corporation. shall be paid a success fee of $C1,785,000.  The agreement went into effect January 1, 2021 and remains in effect until terminated.

Employment Agreements

Donald Taylor, Michael McClelland and Johnny Pappas

The Company has entered into an employment or letter agreement with each of Mr. Taylor, Mr. McClelland and Mr. Pappas for an indefinite term. Each agreement provides for a base salary (as may be adjusted annually), a bonus, grant of Options, vacation time and various standard benefits including life, disability, medical, dental and reimbursement of reasonable expenses. Where applicable, the payment of a bonus is tied to corporate, operational and individual performance and the grant of Options are at the discretion of the Board. Bonuses are paid at the discretion of the Compensation Committee and the Board. Refer to the Summary Compensation Table above for compensation paid to, earned by or accrued for each of Mr. Taylor, Mr. McClelland and Mr. Pappas for fiscal year ended December 31, 2021.

Change of Control - Donald R. Taylor

If Mr. Taylor’s employment is terminated without cause or by him for good reason, the Company shall pay (in addition to basic entitlements for unpaid base salary to the date of termination, accrued and outstanding vacation pay and reimbursement for properly incurred business expenses) an amount in cash equal to one and one-half times his then base annual salary.  Mr. Taylor will also be entitled to retain any vested securities granted to him under any compensation plan of the Company in accordance with such compensation plan. If by August 31, 2022, Mr. Taylor is terminated without cause or resigns for any reason within six months following a Change of Control, he will be entitled to an amount in cash equal to one times the aggregate of his then base annual salary and target bonus. After August 31, 2022, if Mr. Taylor is terminated without cause or resigns for any reason within six months following a Change of Control, he will be entitled to an amount in cash equal to two times the aggregate of his then base annual salary and target bonus. All unvested Options held by Mr. Taylor at the time of a Change of Control will vest on the date of such Change of Control.

Change of Control - Michael McClelland

If Mr. McClelland’s employment is terminated without cause or by him for good reason the Company will pay (in addition to basic entitlements for unpaid base salary to the date of termination, accrued and outstanding vacation pay and reimbursement for properly incurred business expenses) an amount in cash equal to one and one-half times the aggregate of his then base annual salary attributed to the Company. Mr. McClelland will also be entitled to retain any vested securities granted to him under any compensation plan of the Company in accordance with such compensation plan. In the event that Mr. McClelland is terminated without cause or resigns for any reason within six months following a Change of Control, he will be entitled to an amount in cash equal to two times the aggregate of his then base annual salary and target bonus attributed to the Company. All unvested Options held by Mr. McClelland at the time of a Change of Control will vest on the date of such Change of Control.

Change of Control - Johnny Pappas

If Mr. Pappas’ employment is terminated without cause or by him for good reason the Company will pay (in addition to basic entitlements for unpaid base salary to the date of termination, accrued and outstanding vacation pay and reimbursement for properly incurred business expenses) an amount in cash equal to one-half times the aggregate of his then base annual salary.  Mr. Pappas will also be entitled to retain any vested securities granted to him under any compensation plan of the Company in accordance with such compensation plan. In the event that Mr. Pappas is terminated without cause or resigns for any reason within six months following a Change of Control, he will be entitled to an amount in cash equal to one and one-half times the aggregate of his then base annual salary and target bonus. All unvested Options held by Mr. Pappas at the time of a Change of Control will vest on the date of such Change of Control.

Maryse Belanger

On April 13, 2021, Ms. Maryse Belanger resigned as Chief Executive Officer, President and a director of the Company for personal reasons. Ms. Belanger’s resignation as a director of the Company was not a result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practice.

Outstanding equity awards at year end December 31, 2021

The following table sets forth the stock options granted to our named executive officers during the year, as of December 31, 2021. No stock appreciation rights have been awarded.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Name Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
Richard Warke	800,000	--	C$3.00	2/22/2026	800,000
Donald Taylor	350,000	--	C$3.00	2/22/2026	350,000
Donald Taylor	500,000	--	C$3.00	8/30/2026	500,000
Michael McClelland	400,000	--	C$3.00	2/22/2026	400,000
Johnny Pappas	350,000	--	C$3.00	2/22/2026	350,000

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
John Boehner	--		$374,833	--	$374,833
Daniel Earle	--		$374,833	--	$374,833
Poonam Puri	--		$374,833	--	$374,833
Lenard Boggio	--		$374,833	--	$374,833

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

•our named executive officers;

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

As of March 16, 2022 we had 70,519,188 shares of common stock outstanding.

Executive Officers and Directors

Name and Address	Shares Owned	Percentage
Richard Warke (1) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	40,852,181	45.6%

Don Taylor (2) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	548,334	0.8%

John Boehner (3) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	175,000	0.2%

Lenard Boggio (4) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	228,333	0.3%

Daniel Earle (5) Suite 2915, 181 Bay St Toronto, ON M5J 2T3	1,480,834	2.1%

Poonam Puri (6) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	241,666	0.3%

Michael McClelland (7) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	148,333	0.2%

Johnny Pappas (8) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	206,666	0.3%

All executive officers and directors as a group (8 persons)	43,881,347	48.0%

Other 5% or Greater Stockholders (Common Stock)

Name and Address	Shares Owned	Percentage
Barrick Gold Corporation (9) Brookfield Place TD Canada Trust Tower 161 Bay Street, Suite 3700, Toronto, ON M5J 2S1	18,200,000	22.9%

The Beling Family Trust David Beling, Trustee 897 Quail Run Drive Grand Junction, CO 81505	4,693,701	6.7%

(1)Includes the following (all of which are held by Augusta Investments Inc., a company wholly owned by Mr. Warke): 266,666 vested options, 21,719,788 shares of Common Stock and 18,865,727 shares underlying warrants.

(2)Includes the following: 175,000 vested options, 206,667 shares of Common Stock and 166,667 shares underlying warrants.

(3)Includes the following: 175,000 vested options.

(4)Includes the following: 175,000 vested options, 42,222 shares of Common Stock and 11,111 shares underlying warrants.

(5)Includes the following (all of which are held by 2210637 Ontario Ltd., a company wholly owned by Mr. Earle):175,000 vested options, 835,000 shares of Common Stock and 470,834 shares underlying warrants.

(6)Includes the following: 175,000 vested options, 44,444 shares of Common Stock and 22,222 shares underlying warrants.

(7)Includes the following: 133,000 vested options, 10,000 shares of Common Stock and 5,000 shares underlying warrants.

(8)Includes the following: 116,666 vested options, 60,000 shares of Common Stock and 30,000 shares underlying warrants.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plans

See the discussion under the heading “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

Related Person Transactions Policy and Procedure

Augusta Gold’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Chairman of the Audit Committee or the Board. Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Augusta Gold or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Augusta Gold’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2021, the fees billed by Davidson & Company LLP, our principal accountant, to us for services rendered for the review of the financial statements included in the quarterly reports on Form 10-Q filed with the SEC were $26,500 and $37,500 for the audit of the 2020 annual financial statements.

Audit-Related Fees

For the fiscal years ended December 31, 2021 and 2020, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal year ended December 31, 2021, there were $15,800 tax fees billed to us by our principal accountant for the 2020 tax return.  There were no tax fees billed to us by Davidson & Company LLP for the year ended December 31, 2020.

All Other Fees

For the fiscal years ended December 31, 2021 and 2020, there were no fees billed to us by our principal accountant for services other than services described above.

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

Date: March 17, 2022	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2022	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald R. Taylor as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald R. Taylor		March 17, 2022
Donald R. Taylor	President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael McClelland		March 17, 2022
Michael McClelland	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard Warke		March 17, 2022
Richard Warke	Executive Chairman

/s/ John Boehner		March 17, 2022
John Boehner	Director

/s/ Daniel Earle		March 17, 2022
Daniel Earle	Director

/s/ Poonam Puri		March 17, 2022
Poonam Puri	Director

/s/ Donald R. Taylor		March 17, 2022
Donald R. Taylor	Director

/s/ Lenard Boggio		March 17, 2022
Lenard Boggio	Director

EXHIBIT INDEX

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(17)	Amended and Restated Certificate of Incorporation
3.2	(20)	Amended and Restated Bylaws
4.1	*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	(10)	Form of Warrant
4.4	(14)	Form of Warrant
4.5	(18)	Form of Warrant
10.1	(3)	Form of Directors and Officers Indemnification Agreement
10.2	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.3	(3)	Form of 2011 Incentive Stock Option Agreement
10.4	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.6	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.7	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.8	(1)	Employment Agreement between the Company and Mr. David Beling***
10.9	(5)	Option Agreement dated March 23, 2015
10.10	(8)	Form of Warrant
10.11	(9)	2017 Equity Incentive Plan***
10.12	(11)	2021 Stock Option Plan***
10.13	(12)	Term Sheet
10.14	(12)	Letter Agreement Mineral Lease and Option to Purchase
10.15	(13)	Amendment to Letter Agreement
10.16	(13)	Second Amendment to Letter Agreement
10.17	(14)	Membership Interest Purchase Agreement
10.18	(15)	Form of Indemnity Agreement
10.19	(15)	Form of Royalty Deed
10.20	(15)	Form of Investor Rights Agreement
10.21	(19)	Stock Option Plan***
21	(3)	List of Subsidiaries
31.1	*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	*	Technical Report Summary for the Bullfrog Gold Project
101.ins	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.sch	*	XBRL Taxonomy Schema Document
101.cal	*	XBRL Taxonomy Calculation Document
101.def	*	XBRL Taxonomy Linkbase Document
101.lab	*	XBRL Taxonomy Label Linkbase Document
101.pre	*	XBRL Taxonomy Presentation Linkbase Document

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

(12)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC September 11, 2020.

(13)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 9, 2020.

(14)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 15, 2020.

(15)Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 29, 2020.

(16)Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2021

(17)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021

(18)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021

(19)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021

(20)Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2021

AUGUSTA GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Augusta Gold Corp. (formerly known as Bullfrog Gold Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Augusta Gold Corp. (formerly known as Bullfrog Gold Corp.) (the “Company”), as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Augusta Gold Corp. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Description of Critical Audit Matter

As described in Note 1 to the consolidated financial statements, the Company’s asset retirement obligation (“ARO”) totaled $1,868,265 at December 31, 2021. We considered the Company’s ARO a critical audit matter due to high professional judgement by management when assessing this obligation, including the assessment of the nature and extent of future work to be performed, the future cost of performing the rehabilitation work, the timing of when the rehabilitation will take place and economic assumptions such as the discount rate and inflation rates applicable to future cash outflows associated with rehabilitation activities to bring them to their present value .

How we addressed Critical Audit Matter

We reviewed the Company’s calculation of its ARO, and verified the correct valuation of the principal components of the provision in accordance with FASB ASC 410-20. To audit the ARO liability, our procedures included evaluating the methodology used, and testing the significant assumptions in the ARO calculations. We held discussions and assessed the qualifications of management’s expert who prepares the estimates, and obtained corroborating information with regards to the nature, timing, and amount of the anticipated cash outflows. We also compared assumptions including the credit-adjusted risk-free rate, and inflation rate to current market data. Finally we performed recalculation to verify the accuracy of the estimate.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY

Vancouver, Canada	Chartered Professional Accountants

March 16, 2022

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

(Expressed in US dollars)

	12/31/21	12/31/20
Assets

Current assets
Cash	$19,581,707	$14,341,727
Prepaid	193,055	227,140
Deposits	7,028	331,989
Total current assets	19,781,790	14,900,856

Other assets
Equipment, net	293,515	24,993
Mineral properties, net	12,077,511	11,130,976
Total other assets	12,371,026	11,155,969

Total assets	$32,152,816	$26,056,825

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$284,047	$746,808
Asset retirement obligation	968,000	0
Total current liabilities	1,252,047	746,808

Long term liabilities
Asset retirement obligation, net of current	900,265	1,135,700
Warrant liability	7,760,757	21,517,000
Total long term liabilities	8,661,022	22,652,700

Total liabilities	9,913,069	23,399,508

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 12/31/21 and 12/31/20	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; issued and outstanding preferred stock series B shares convertible into 677,084 shares of common stock as of 12/31/21 and 3,093,751 as of 12/31/20	67	309
Common stock, 750,000,000 shares authorized, $0.0001 par value; 70,519,188 shares issued and outstanding 12/31/21 and 55,842,715 shares issued and outstanding as of 12/31/20	7,052	5,584
Additional paid in capital	42,406,169	26,276,997
Accumulated deficit	(20,173,541)	(23,625,573)

Total stockholders' equity	22,239,747	2,657,317

Total liabilities and stockholders' equity	$32,152,816	$26,056,825

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in US dollars)

	Twelve Months Ended
	12/31/21	12/31/20
Operating expenses
General and administrative	$4,664,565	$1,614,384
Lease expense	16,000	16,000
Exploration, evaluation and project expense	7,909,333	1,152,852
Accretion expense	24,749	5,069
Depreciation expense	44,057	632
Total operating expenses	12,658,704	2,788,937

Net operating loss	(12,658,704)	(2,788,937)

Gain on extinguishment of debt	0	20,833
Interest expense	0	(62,481)
Revaluation of warrant liability	15,857,500	(9,668,245)
Foreign currency exchange gain	253,236	539,546
Net income (loss)	$3,452,032	($11,959,284)

Weighted average common shares outstanding - basic	68,251,261	31,263,305
Weighted average common shares outstanding - diluted	69,070,013	31,263,305

Earnings (loss) per common share - basic	$0.05	($0.38)
Earnings (loss) per common share - diluted	$0.05	($0.38)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in US dollars)

	Preferred Stock		Common Stock
	Shares Issued	Preferred Stock	Shares Issued	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

December 31, 2019	4,253,473	$425	22,758,993	$2,276	$11,404,350	($11,666,289)	($259,238)
Private placement issued	0	0	20,897,436	2,090	18,077,498	0	18,079,588
Warrant liability	0	0	0	0	(11,880,166)	0	(11,880,166)
Conversion of preferred stock	(1,159,722)	(116)	1,159,722	116	0	0	0
Stock options issued	0	0	0	0	121,896	0	121,896
Stock based compensation	0	0	333,333	33	364,967	0	365,000
Conversion of warrants	0	0	781,564	78	548,227	0	548,305
Conversion of options	0	0	811,667	81	399,169	0	399,250
Transaction fee	0	0	0	0	(1,100,914)	0	(1,100,914)
Bullfrog Mines acquisition	0	0	9,100,000	910	8,341,970	0	8,342,880
Net loss	0	0	0	0	0	(11,959,284)	(11,959,284)
December 31, 2020	3,093,751	$309	55,842,715	$5,584	$26,276,997	($23,625,573)	$2,657,317

Conversion of warrants	0	0	4,015,915	401	4,494,250	0	4,494,651
Conversion of preferred stock	(2,416,667)	(242)	2,416,667	242	0	0	0
Conversion of options	0	0	688,334	69	325,181	0	325,250
Stock based compensation	0	0	0	0	1,560,452	0	1,560,452
Private placement issued	0	0	7,555,557	756	13,056,047	0	13,056,803
Warrant liability	0	0	0	0	(3,306,758)	0	(3,306,758)
Net loss	0	0	0	0	0	3,452,032	3,452,032
December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	($20,173,541)	$22,239,747

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in US dollars)

	Twelve Months Ended
	12/31/21	12/31/20

Cash flows from operating activities
Net loss	$3,452,032	($11,959,284)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	0	(20,833)
Accretion expense	24,749	5,069
Depreciation expense	44,057	632
Revaluation of warrant liability	(15,857,500)	9,668,245
Share based compensation	1,560,452	486,896
Change in operating assets and liabilities:
Prepaid expenses	34,085	(201,098)
Deposits	324,961	(215,206)
Accounts payable	(462,762)	725,500
Related party payable	0	(635,775)
Asset retirement obligation	(158,822)	0

Net cash used in operating activities	(11,038,748)	(2,145,854)

Cash flows from investing activity
Acquisition of mineral properties	(79,897)	(1,447,039)
Acquisition of equipment	(312,579)	(25,625)

Net cash used in investing activities	(392,476)	(1,472,664)

Cash flows from financing activities
Proceeds from private placement of stock	13,056,803	16,978,673
Proceeds from paycheck protection program	0	20,833
Proceeds from conversion of options	325,250	399,250
Proceeds from conversion of warrants	3,289,151	516,894

Net cash provided by financing activities	16,671,204	17,915,650

Net increase (decrease) in cash	5,239,980	14,297,132

Cash, beginning of period	14,341,727	44,595

Cash, end of period	$19,581,707	$14,341,727
	0
Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$866,638	$0
Conversion of preferred stock	$242	$116
Stock issued for mineral property	$0	$8,342,880
Incurrence of asset retirement obligation	$0	$1,130,632
Conversion of warrant liability to share capital upon conversion of warrants	$1,205,507	$31,411
Warrant liability from units placement	$3,306,758	$11,880,166
Exploration and evaluation cost in accounts payable	$18,423	$20,000

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

(Formerly known as Bullfrog Gold Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Augusta Gold Corp. (formerly known as Bullfrog Gold Corp., the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver, and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on Federal patented and unpatented mining claims in the state of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s properties do not have any reserves. The Company plans to conduct exploration and engineering evaluation programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

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

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On December 31, 2021, the Company’s cash balance was $19,581,707. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The functional currency of the Company and its subsidiaries is the US dollar; therefore, the Company is exposed to currency risk from financial assets and liabilities denominated in Canadian dollars.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.   For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.

Leases

The Company has adopted Financial Accounting Standards Board (FASB) ASU 2016-02, Leases (Topic 842), for reporting leases.  Leases of 12 months or less will be accounted for similar to existing guidance for operating leases.  For leases with a lease term greater than one year, the Company recognizes a lease asset for its right to use the underlying leased asset and a lease liability for the corresponding lease obligation.

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

The Company is required to reclaim the property at the Bullfrog Project at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,868,265, during the period ended December 31, 2021, we reassessed the closure costs and incurred certain costs related to ARO estimate and resulted in a total change in estimate of $866,638 based primarily on the timing and placement of the evaporation conversion cell from year 2024 to year 2022.

	2021	2020
Balance, January 1, 2021 (October 26, 2020)	$1,135,700	$1,130,631
Accretion	24,749	5,069
Costs applied to ARO balance	(158,822)	0
Change in estimates	866,638	0
Balance, December 31 (current)	$968,000	$0
Balance, December 31 (long term)	$900,265	$1,135,700

Life of mine	2028	2028
Discount rate	1.5%	2.5%
Inflation rate	2.0%	1.8%

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

At December 31, 2021, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 1.52% and a total undiscounted amount for the estimated future cash flows is $1,915,868.

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

The fair value of cash, deposits and accounts payable approximates their carrying values due to their short term to maturity. The warrant liabilities are measured using level 3 inputs (Note 4).

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2021 and December 31, 2020. The periods ended December 31, 2021, 2020, 2019, 2018 and 2017 are open to examination by taxing authorities.

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

Certain warrants are treated as derivative financial liabilities. The estimated fair value, based on the Black-Scholes model, is adjusted on a quarterly basis with gains or losses recognized in the statement of loss and comprehensive loss. The Black-Scholes model is based on significant assumptions such as volatility, dividend yield, expected term and liquidity discounts

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Twelve Months Ended
	12/31/2021	12/31/2020
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$3,452,032	($11,959,284)
Basic weighted average shares outstanding	68,251,261	31,263,305
Assumed conversion of dilutive shares	818,752	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	69,070,013	31,263,305
Basic Earnings (Loss) Per Common Share	$0.05	($0.38)
Diluted Earnings (Loss) Per Common Share	$0.05	($0.38)

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the twelve months ended December 31, 2021. The options and warrants that were not included in the diluted weighted average shares calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

	Dilutive shares	Anti-dilutive shares
	In the money	Out of the money	Total
Options	141,668	4,658,334	4,800,002
Warrants	0	31,427,195	31,427,195
Preferred shares	677,084	0	677,084
Total	818,752	36,085,529	36,904,281

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

Recent Accounting Pronouncements

ASU 2019-12 - Income Taxes (Topic 740)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on October 1, 2021 and does not have a material impact on its financial statements and related disclosures.

ASU 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. The guidance is effective for the Company beginning January 1, 2021 and does not have a material impact on its financial statements and related disclosures.

NOTE 2 - MINERAL PROPERTIES

	Mineral properties	Plant and equipment	Total
Cost
As of December 31, 2019	$210,425	$0	$210,425
Additions	10,920,551	25,625	10,946,176
As of December 31, 2020	11,130,976	25,625	11,156,601
Change in ARO estimate	866,638	0	866,638
Additions	79,897	312,579	392,476
As of December 31, 2021	$12,077,511	$338,204	$12,415,715

Accumulated depreciation
As of December 31, 2019	$0	$0	$0
Depreciation expense	0	632	632
As of December 31, 2020	0	632	632
Depreciation expense	0	44,057	44,057
As of December 31, 2021	$0	$44,689	$44,689

Net book value on December 31, 2021	$12,077,511	$293,515	$12,371,026

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

See Note 6 Commitments, for discussion of additions to mineral properties.

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

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2021:

Options converted to common shares
Date	Shares	Price
January-21	295,833		$ 0.15
January-21	333,334		$ 0.82
February-21	59,167		$ 0.15

Warrants converted to common shares
Date	Shares	Price
January-21	387,467	C	$ 1.20
January-21	266,685		$ 0.60
January-21	83,333		$ 0.90
February-21	573,174	C	$ 1.20
February-21	941,669		$ 0.60
March-21	41,667	C	$ 1.20
March-21	50,000		$ 0.60
April-21	41,667	C	$ 1.20
April-21	312,501		$ 0.90
May-21	41,667	C	$ 1.20
May-21	1,229,167		$ 0.90
October-21	6,500	C	$ 1.20
December-21	40,418	C	$ 1.20

Preferred shares converted to common shares
Date		Shares
January-21			2,416,667

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

As of December 31, 2021, the Company had outstanding shares of Series B Preferred Stock convertible into 677,084 shares of common stock.

Common Stock Options

The Company granted 58,334 and 83,333 options to purchase common stock in January and August 2020, respectively, to the former CFO. These options are nonqualified stock options and were 100% vested on grant date. All expense related to these stock options has been recognized in 2020.

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

For the twelve months ended December 31, 2021, the Company recognized share-based compensation expense related to the stock options of $1,560,452. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

A summary of the stock options as of December 31, 2021 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,583,336	$0.50	6.70	382,500
Exercised	811,667	0.49	-	-
Issued	141,667	0.91	-	-
Balance at December 31, 2020	913,336	0.57	6.26	1,286,650
Exercised	688,334	0.47	-	-
Issued	6,325,000	C$3.00	-	-
Canceled	1,750,000	C$3.00	-	-
Balance at December 31, 2021	4,800,002	2.30	4.36	29,817
Options exercisable at December 31, 2021	225,002	0.86	7.45	29,817

Total outstanding warrants of 31,427,195 as of December 31, 2021 were as follows:

Warrants Issued	Exercise Price	Expiration Date
216,076	C$1.20	January 2022
27,433,335	C$1.80	October 2024
3,777,784	C$2.80	March 2024

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the January 2020 Warrants, October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the January 2020 Warrants of $441,010 has been calculated on the date of issuance of January 16, 2020 using Black-Scholes valuation technique. For the twelve months ending December 31, 2021 the warrant liability was valued at $6,147 with the following assumptions:

	1/16/20	12/31/20	12/31/21
Fair market value of common stock	$0.66	$1.92	$0.95
Exercise price	$0.90	$0.90	$0.95
Term	2 years	1.0 years	Expired Jan. 16, 2022
Volatility range	113.5%	90.8%	40.1%
Risk-free rate	1.58%	0.13%	0.06%

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the twelve months ending December 31, 2021 the warrant liability was valued at $6,891,980 with the following assumptions:

	10/26/20	12/31/20	12/31/21
Fair market value of common stock	$1.26	$1.92	$0.95
Exercise price	$1.38	$1.41	$1.42
Term	4 years	3.8 years	2.8 years
Volatility range	68.4%	69.3%	78.8%
Risk-free rate	0.18%	0.13%	0.97%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021 using Black-Scholes valuation technique. For the twelve months ending December 31, 2021 the warrant liability was valued at $862,630 with the following assumptions:

	3/4/21	12/31/21
Fair market value of common stock	$1.97	$0.95
Exercise price	$2.21	$2.22
Term	3 years	2.2 years
Volatility range	72.7%	81.8%
Risk-free rate	0.32%	0.73%

NOTE 5 - RELATED PARTY

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

The Company was charged for the following with respect to this arrangement from inception, October 26, 2020 through December 31, 2020 and for the twelve months ended December 31, 2021:

	Twelve Months Ended Dec. 31, 2021	Twelve Months Ended Dec. 31, 2020
Salaries and benefits	$932,470	$122,031
Office	175,398	12,948
Operating expenses	97,910	17,875
Total	$1,205,778	$152,854

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $160,000 based on the Company’s current share of rent paid.  The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2022	$47,055
2023	56,466
2024	56,466
Total	$159,987

The Company granted 5.8 million stock options in February 2021 to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Options have an exercise price of C$3.00 per share and expire five years from the date of grant. Additionally, as part of the 5.8 million stock options issued the CEO, CFO and directors received 350,000, 400,000 and 2,200,000, respectively. Ms. Maryse Belanger resigned as Chief Executive Officer, President and a Director of Augusta Gold. On April 13, 2021, Mr. Donald Taylor, was appointed President and Chief Executive Officer and received 500,000 options in August 2021 and compensation of $158,333.  There were 4,575,000 director and officer options issued and outstanding as of December 31, 2021 with a share based compensation expense to related parties of 1,211,799.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $90,000 as of December 31, 2021 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $130,000 as of December 31, 2021. Future payments will be due as follows:

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

On December 9, 2020, Bullfrog Mines entered into an option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the Abitibi Option) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. Bullfrog Mines made an initial and second annual payment to Abitibi of C$25,000 and C$50,000 and can exercise the Abitibi Option by:

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

The Company is from time to time involved in various legal proceedings related to its business.  Except as disclosed here in, management does not believe that adverse decisions in any pending or threatened proceedings or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 7 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Federal statutory income tax rate on net loss	21.0%	21.0%
Change in valuation allowance	-24.9%	-21.0%
Tax rate change	-3.9%	0.0%
Effective tax rate	0.0%	0.0%

The components of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Federal and state net operating loss carryovers	$4,948,126	$4,272,223
Other	(125,526)	0
Mineral property	590,282	90,575
Warrant revaluation	6,348,253	0
Stock compensation	643,248	177,658
Total deferred tax asset	$12,404,383	$4,540,456
Less: valuation allowance	(12,404,383)	(4,540,456)
Deferred tax asset	$0	$0

The Company has approximately a $19,896,000 and $11,048,000 net operating loss carryover as of December 31, 2021 and December 31, 2020, respectively. The net operating loss may offset against taxable income with portion of the net operating loss carryover begins expiring in 2030 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance that eliminates the deferred tax asset as of December 31, 2021 and 2020, as the likelihood of the realization of the tax benefits cannot be determined.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the state of and Colorado.  Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 8 - SUBSEQUENT EVENTS

None.