Form 10-Q
period 2022-03-31
AUGUSTA GOLD CORP.
filed 2022-05-09
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,196,272 shares of common stock, par value $0.0001, were outstanding on May 9, 2022.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

(Expressed in US dollars)

	3/31/22	12/31/21
Assets
Current assets
Cash	$19,024,422	$19,581,707
Prepaid	134,302	193,055
Deposits	7,028	7,028
Total current assets	19,165,752	19,781,790

Other assets
Equipment, net	282,501	293,515
Mineral properties, net	12,198,388	12,077,511
Total other assets	12,480,889	12,371,026

Total assets	$31,646,641	$32,152,816

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$461,408	$284,047
Asset retirement obligation	1,039,786	968,000
Total current liabilities	1,501,194	1,252,047

Long term liabilities
Asset retirement obligation, net of current	921,441	900,265
Warrant liability	7,966,950	7,760,757
Total long term liabilities	8,888,391	8,661,022

Total liabilities	10,389,585	9,913,069

Stockholders' equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 3/31/22 and 12/31/21	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into 677,084 shares of common stock as of 3/31/22 and 12/31/21	67	67
Common stock, 750,000,000 shares authorized, $ .0001 par value; 70,519,188 shares issued and outstanding 3/31/22 and 12/31/21	7,052	7,052
Additional paid in capital	42,844,691	42,406,169
Accumulated deficit	(21,594,754)	(20,173,541)

Total stockholders' equity	21,257,056	22,239,747

Total liabilities and stockholders' equity	$31,646,641	$32,152,816

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in US dollars)

	Three Months Ended
	3/31/22	3/31/21
Operating expenses
General and administrative	$1,067,879	$1,338,457
Exploration, evaluation and project expense	338,639	2,584,323
Accretion expense	7,099	4,940
Depreciation expense	11,014	8,066
Total operating expenses	1,424,631	3,935,786

Net operating loss	(1,424,631)	(3,935,786)

Revaluation of warrant liability	(206,193)	(7,007,886)
Foreign currency exchange gain	209,611	195,326
Net loss	$(1,421,213)	$(10,748,346)

Weighted average common shares outstanding – basic and diluted	70,519,188	62,269,355

Earnings (loss) per common share – basic and diluted	$(0.02)	$(0.17)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders'
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2020	3,093,750	$309	55,842,715	$5,584	$26,276,997	$(23,625,573)	2,657,317
Conversion of warrants	0	0	2,343,995	234	2,912,948	0	2,913,182
Conversion of preferred stock	(2,416,667)	(242)	2,416,667	242	0	0	0
Conversion of options	0	0	688,334	69	325,181	0	325,250
Stock based compensation	0	0	0	0	234,277	0	234,277
Placement - March	0	0	7,555,557	756	13,056,047	0	13,056,803
Warrant liability	0	0	0	0	(3,306,758)	0	(3,306,758)
Net loss	0	0	0	0	0	(10,748,346)	(10,748,346)
March 31, 2021	677,083	$67	68,847,268	$6,885	$39,498,692	$(34,373,919)	$5,131,725

December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	22,239,747
Stock based compensation	0	0	0	0	438,522	0	438,522
Net loss	0	0	0	0	0	(1,421,213)	(1,421,213)
March 31, 2022	677,084	$67	70,519,188	$7,052	$42,844,691	$(21,594,754)	$21,257,056

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in US dollars)

	Three Months Ended
	3/31/22	3/31/21

Cash flows from operating activities
Net loss	$(1,421,213)	$(10,748,346)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense	7,099	4,940
Depreciation expense	11,014	8,066
Revaluation of warrant liability	206,193	7,007,886
Share based compensation	438,522	234,277
Change in operating assets and liabilities:
Prepaid expenses	58,753	113,167
Deposits	0	249,961
Accounts payable	177,361	366,309
Asset retirement obligation	(35,014)	(47,466)

Net cash used in operating activities	(557,285)	(2,811,206)

Cash flows from investing activity
Acquisition of mineral properties	0	(176,878)
Acquisition of equipment	0	(135,701)

Net cash used in investing activities	0	(312,579)

Cash flows from financing activities
Proceeds from private placement of stock	0	13,056,803
Proceeds from conversion of options	0	325,250
Proceeds from conversion of warrants	0	1,777,874

Net cash provided by financing activities	0	15,159,927

Net increase (decrease) in cash	(557,285)	12,036,142

Cash, beginning of period	19,581,707	14,341,727

Cash, end of period	$19,024,422	$26,377,869

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$120,877	$631,702

See accompanying notes to consolidated financial statements

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

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On March 31, 2022, the Company’s cash balance was approximately $19,024,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,961,227. During the period ended March 31, 2022, we incurred certain costs related to the ARO estimate that has an effect on the accretion and estimated costs.

	2022	2021
Balance, January 1	$1,868,265	$1,135,700
Accretion	7,099	4,940
Costs applied to ARO balance	(35,014)	(47,466)
Change in estimates	120,877	631,702
Balance, March 31 (current)	$1,039,786	$0
Balance, March 31 (long term)	$921,441	$1,724,876

Life of mine	2028	2028
Discount rate	2.4%	1.7%
Inflation rate	2.0%	1.8%

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

At March 31, 2022, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 2.4% and a total undiscounted amount for the estimated future cash flows is $2,042,046.

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

The Company incurred net losses during the three months ended March 31, 2022 and 2021. As such, the Company excluded the following from computation as the effect would be anti-dilutive:

	3/31/2022	3/31/2021
Options	4,800,002	6,050,000
Warrants	31,211,119	33,099,098
Preferred shares	677,084	677,084
Total	36,688,205	39,826,182

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral	Plant and
	properties	equipment	Total
Cost
As of December 31, 2020	$11,130,976	$25,625	$11,156,601
Change in ARO estimate	866,638	0	866,638
Additions	79,897	312,579	392,476
As of December 31, 2021	12,077,511	338,204	12,415,715
Change in ARO estimate	120,877	0	120,877
Additions	0	0	0
As of March 31, 2022	$12,198,388	$338,204	$12,536,592

Accumulated depreciation
As of December 31, 2020	$0	$632	$632
Depreciation expense	0	44,057	44,057
As of December 31, 2021	0	44,689	44,689
Depreciation expense	0	11,014	11,014
As of March 31, 2022	$0	$55,703	$55,703

Net book value on March 31, 2022	$12,198,388	$282,501	$12,480,889

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

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2021:

Options converted to common shares

Date	Shares	Price
January-21	295,833	$0.15
January-21	333,334	$0.82
February-21	59,167	$0.15

Warrants converted to common shares

Date	Shares		Price
January-21	387,467	CAD	$1.20
January-21	266,685		$0.60
January-21	83,333		$0.90
February-21	573,174	CAD	$1.20
February-21	941,669		$0.60
March-21	41,667	CAD	$1.20
March-21	50,000		$0.60
April-21	41,667	CAD	$1.20
April-21	312,501		$0.90
May-21	41,667	CAD	$1.20
May-21	1,229,167		$0.90
October-21	6,500	CAD	$1.20
December-21	40,418	CAD	$1.20

Preferred shares converted to common shares

Date	Shares
January-21	2,416,667

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

As of March 31, 2022, the Company had outstanding shares of Series B Preferred Stock convertible into 677,084 shares of common stock.

Common Stock Options

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time.

The Company granted 4,075,000 options to officers and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the February 2021 officers and employees’ options of $4,440,080 with the following inputs:

Options	Exercise Price		Expected Life	Volatility	Risk Free Interest Rate
4,075,000	C$	3.00	3.5 years	70.1%	0.22%

The Company granted 1,750,000 options to directors of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the February 2021 directors’ options of $1,874,166 with the following inputs:

Options	Exercise Price		Expected Life	Volatility	Risk Free Interest Rate
1,750,000	C$	3.00	3.25 years	71.4%	0.22%

The Company granted 500,000 options to an officer of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2021 options of $209,961 with the following inputs:

Options	Exercise Price		Expected Life	Volatility	Risk Free Interest Rate
500,000	C$	3.00	3.5 years	68.8%	0.40%

For the three months ended March 31, 2022, the Company recognized share-based compensation expense related to the stock options of $438,522. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

A summary of the stock options as of March 31, 2022, and changes during the periods are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2020	913,336		0.57	6.26	1,286,650
Exercised	688,334		0.47	0	0
Issued	6,325,000	C$	3.00	0	0
Canceled	1,750,000	C$	3.00	0	0
Balance at December 31, 2021	4,800,002		2.30	4.36	29,817
Exercised	0		0.00	0	0
Issued	0		0.00	0	0
Canceled	0		0.00	0	0
Balance at March 31, 2022	4,800,002		2.33	4.11	29,817
Options exercisable at March 31, 2022	1,875,002		2.22	4.30	29,817

Total outstanding warrants of 31,211,119 as of March 31, 2022 were as follows:

	Warrants Issued						Total
Warrants issued		1,434,522		27,433,335		3,777,784	32,645,641
Issued date		1/16/2020		10/26/2020		3/4/2021
Expiration date		1/15/2022		10/26/2024		3/4/2024
Exercise price (Canadian $)	C$	1.20	C$	1.80	C$	2.80

Balance at December 31, 2021		216,076		27,433,335		3,777,784	31,427,195
Exercised		0		0		0	0
Issued		0		0		0	0
Expired		216,076		0		0	216,076
Balance at March 31, 2022		0		27,433,335		3,777,784	31,211,119

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the three months ending March 31, 2022 the warrant liability was valued at $7,287,540 with the following assumptions:

	10/26/20	12/31/21	3/31/22
Fair market value of common stock	$1.26	$0.95	$0.97
Exercise price	$1.38	$1.42	$1.44
Term	4 years	2.8 years	2.6 years
Volatility range	68.4%	78.8%	82.1%
Risk-free rate	0.18%	0.97%	2.45%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021 using Black-Scholes valuation technique. For the three months ending March 31, 2022 the warrant liability was valued at $679,410 with the following assumptions:

	3/4/21	12/31/21	3/31/22
Fair market value of common stock	$1.97	$0.95	$0.97
Exercise price	$2.21	$2.22	$2.24
Term	3 years	2.2 years	1.9 years
Volatility range	72.7%	81.8%	75.4%
Risk-free rate	0.32%	0.73%	2.28%

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

The Company was charged for the following with respect to this arrangement for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	3/31/2022	3/31/2021
Salaries and benefits	$88,257	$376,321
Office	10,840	76,379
Operating expenses	7,920	66,227
Total	$107,017	$518,927

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $160,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2022	$56,466
2023	56,466
2024	47,055
Total	$159,987

For the three months ended March 31, 2022, the Company recognized share-based payments expense to related parties of $438,522 and for the three months ended March 31, 2021 of $234,277.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $90,000 as of March 31, 2022 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $130,000 as of March 31, 2022. Future payments will be due as follows:

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

On December 9, 2020, Bullfrog Mines entered into an option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the Abitibi Option) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. Bullfrog Mines made an initial and second annual payment to Abitibi of C$25,000 and C$50,000 and can exercise the Abitibi Option by:

●	Paying to Abitibi C$75,000 in cash or shares of Company common stock by December 9, 2022; and

●	Granting to Abitibi a 2% net smelter royalty on the claims subject to the Abitibi Option by December 9, 2022, of which Bullfrog Mines would have the option to purchase 0.5% for C$500,000 on or before December 9, 2030.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company announced on April 21, 2022 that it has entered into an agreement to acquire the Reward Project, located just seven miles from the Company’s Bullfrog Project in Nevada.  The Company will purchase the Reward Project from Waterton Nevada Splitter LLC (“Waterton”) for the following consideration:

●	$12.5M cash paid on closing of the Transaction (“Closing”) with cash on hand;

●	$15.0M comprised of 7,800,000 Augusta Gold shares paid on Closing with the remaining payable at the time of Augusta Gold’s next equity financing, in cash or Augusta Gold shares, provided the additional amount of shares does not result in Waterton owning more than 9.99% of Augusta Gold’s issued and outstanding shares; and

●	$17.5M cash paid within 90 days of Closing (the “Deferred Payment”), which is backstopped by the Company’s Executive Chairman and significant shareholder, Mr. Richard Warke.

Closing of the Transaction is subject to several conditions, including receipt of all required regulatory approvals.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022.

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

Results of Operations

Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	3/31/22	3/31/21
Operating expenses
General and administrative	$1,067,879	$1,338,457
Exploration, evaluation and project expense	338,639	2,584,323
Accretion expense	7,099	4,940
Depreciation expense	11,014	8,066
Total operating expenses	1,424,631	3,935,786

Net operating loss	(1,424,631)	(3,935,786)

Revaluation of warrant liability	(206,193)	(7,007,886)
Foreign currency exchange gain	209,611	195,326
Net loss	$(1,421,213)	$(10,748,346)

For the three months ending March 31, 2022, the Company decreased general and administrative expenses by approximately $270,000. The increase was due to the following year over year variances:

Three months ending	3/31/2022	3/31/2021	Variance
Accounting fees	$89,000	$95,000	$(6,000)
Legal and other professional fees	276,000	215,000	61,000
Marketing expense	14,000	77,000	(63,000)
Payroll	62,000	478,000	(416,000)
Corporate expenses & rent	19,000	143,000	(124,000)
Share based compensation	439,000	234,000	205,000
Insurance	42,000	26,000	16,000
Stock exchange fees	39,000	43,000	(4,000)
Other general expenses	88,000	27,000	61,000
Total	$1,068,000	$1,338,000	$(270,000)

●	Accounting fees decrease resulted from fewer costs for additional consulting fees needed for required regulatory filings and tax compliance in 2021.

●	Legal fees were needed for additional stock exchange listing compliance requirements in 2021 and there was a decrease of $121,000 in legal fees for 2022. This decrease was offset by professional consulting fees of $72,000 and an increase in franchise tax fees of $110,000.

●	Marketing expense was lower as 2021 had additional amounts that were used for Company and shareholder awareness projects.

●	The payroll and corporate expenses was from the Company entering into an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC Canada. Management expects payroll costs to continue to be lower than prior periods due to decreased personnel and consultants used in the quarter.

●	The Company granted 5,825,000 options to officers, directors and employees of the Company in the first quarter 2021, pursuant to the terms of the Company’s Stock Option Plan. The Company recognized share-based compensation expense related to the stock options of $439,000 and $234,000 for the three months ending March 31, 2022 and 2021, respectively.

For the three months ending March 31, 2022, the Company decreased exploration, evaluation and project expenses by approximately $2,384,000. The decrease was due to the following year over year variances:

Three months ending	3/31/2022	3/31/2021	Variance
Drilling	$1,000	$1,446,000	$(1,445,000)
Consultants/Contractors	120,000	556,000	(436,000)
Supplies and equipment	57,000	179,000	(122,000)
Assay	0	134,000	(134,000)
Water haulage	0	136,000	(136,000)
Overhead	14,000	115,000	(101,000)
Permits and fees	7,000	16,000	(9,000)
Other	140,000	2,000	138,000
Total	$339,000	$2,584,000	$(2,245,000)

In the first quarter of 2022, The Company continued test work on the metallurgical drill samples collected in 2021. Hydrogeologic modelling and geochemical characterization of the Bullfrog deposit was initiated and remains in-progress.

Additionally, Augusta and the BLM held a Baseline Kickoff Meeting, which included various federal, state, and local agencies, and the BLM assigned a Project Manager and Interdisciplinary Team to provide guidance, approve work plans, review, and approve baseline studies necessary to progress the permitting effort.

The revaluation of the warrant liability is based on the following warrants issued:

Issue Date	Expiration Date	Warrants Issued	Exercise Price
October 2020	October 2024	18,333,333	C$	1.80
March 2021	March 2024	3,777,784	C$	2.80

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

Liquidity

As of March 31, 2022, the Company had total liquidity of $19,024,000 in cash and cash equivalents. The Company had working capital of $17,665,000 and an accumulated deficit of $21,595,000. For the three months ended March 31, 2022, the Company had negative operating cash flows before changes in working capital of $758,000 and a net loss of $1,412,000.

As of March 31, 2021, the Company had total liquidity of $19,582,000 in cash and cash equivalents. The Company had working capital of $18,530,000 and an accumulated deficit of $34,374,000. For the three months ended March 31, 2021, the Company had negative operating cash flows before changes in working capital of $3,493,000 and a net loss of $10,748,000.

The Company expects that it will operate at a loss for the foreseeable future and believes that it will be required to raise additional funds through debt financing, public or private equity financing, or by other means in the coming months in order to continue in business. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of March 31, 2022, the capital structure of the Company consists of 70,519,188 shares of common stock, par value $0.0001, and preferred stock Series B shares convertible into 677,084 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of March 31, 2022 and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$152,466	$166,521	$46,000	$675,000	$1,039,987
Capital Expenditure	30,000	30,000	-	-	60,000
	$182,466	$196,521	$46,000	$675,000	$1,099,987

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.

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

With respect to the quarterly period ending March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2022, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities during the period covered by this report were previously disclosed on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2021)
4.1	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
10.1	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2022	AUGUSTA GOLD CORP.

	By:	/S/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	AUGUSTA GOLD CORP.

	By:	/S/ Michael McClelland
		Name:	Michael McClelland
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)