Form 10-Q
period 2022-06-30
AUGUSTA GOLD CORP.
filed 2022-08-08
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 79,204,606 shares of common stock, par value $0.0001, were outstanding on August 8, 2022.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(Expressed in US dollars)

	6/30/22	12/31/21
Assets
Current assets
Cash	$5,043,907	$19,581,707
Prepaid	88,658	193,055
Deposits	7,028	7,028
Total current assets	5,139,593	19,781,790

Other assets
Equipment, net	1,110,478	293,515
Mineral properties, net	58,663,444	12,077,511
Total other assets	59,773,922	12,371,026

Total assets	$64,913,515	$32,152,816

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,206,210	$284,047
Deferred acquisition liability	22,126,000	0
Asset retirement obligation	989,300	968,000
Total current liabilities	24,321,510	1,252,047

Long term liabilities
Asset retirement obligation, net of current	2,076,094	900,265
Warrant liability	12,530,631	7,760,757
Total long term liabilities	14,606,725	8,661,022

Total liabilities	38,928,235	9,913,069

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 6/30/22 and 12/31/21	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero and 677,084 shares of common stock as of 6/30/22 and 12/31/21, respectively	0	67
Common stock, 750,000,000 shares authorized, $ .0001 par value; 79,204,606 and 70,519,188 shares issued and outstanding 6/30/22 and 12/31/21, respectively	7,920	7,052
Additional paid in capital	55,121,707	42,406,169
Accumulated deficit	(29,144,347)	(20,173,541)

Total stockholders’ equity	25,985,280	22,239,747

Total liabilities and stockholders’ equity	$64,913,515	$32,152,816

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in US dollars)

	Three Months Ended		Six Months Ended
	6/30/22	6/30/21	6/30/22	6/30/21
Operating expenses
General and administrative	$1,219,223	$1,300,318	$2,287,102	$2,638,549
Lease expense	21,000	16,000	21,000	16,000
Exploration, evaluation and project expense	1,481,789	3,909,175	1,820,428	6,493,723
Accretion expense	18,370	7,503	25,469	12,443
Depreciation expense	11,015	8,066	22,029	16,133
Total operating expenses	2,751,397	5,241,062	4,176,028	9,176,848

Net operating loss	(2,751,397)	(5,241,062)	(4,176,028)	(9,176,848)

Revaluation of warrant liability	(4,561,381)	16,897,823	(4,767,574)	9,889,937
Foreign currency exchange gain	(236,815)	461,181	(27,204)	656,507
Net loss	$(7,549,593)	$12,117,942	$(8,970,806)	$1,369,596

Weighted average common shares outstanding – basic	72,429,628	69,669,156	71,479,686	65,989,697
Weighted average common shares outstanding – diluted	72,429,628	70,834,236	71,479,686	67,154,777

Earnings (loss) per common share – basic	$(0.10)	$0.17	$(0.13)	$0.02
Earnings (loss) per common share – diluted	$(0.10)	$0.17	$(0.13)	$0.02

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders’
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2020	3,093,750	$309	55,842,715	$5,584	$26,276,997	$(23,625,573)	2,657,317
Conversion of warrants	0	0	2,343,995	234	2,912,948	0	2,913,182
Conversion of preferred stock	(2,416,667)	(242)	2,416,667	242	0	0	0
Conversion of options	0	0	688,334	69	325,181	0	325,250
Stock based compensation	0	0	0	0	234,277	0	234,277
Placement - March	0	0	7,555,557	756	13,056,047	0	13,056,803
Warrant liability	0	0	0	0	(3,306,758)	0	(3,306,758)
Net loss	0	0	0	0	0	(10,748,346)	(10,748,346)
March 31, 2021	677,083	$67	68,847,268	$6,885	$39,498,692	$(34,373,919)	$5,131,725

Conversion of warrants	0	$0	1,625,002	$162	$1,536,199	$0	1,536,361
Stock based compensation	0	0	0	0	487,050	0	487,050
Net income	0	0	0	0	0	12,117,942	12,117,942
June 30, 2021	677,083	$67	70,472,270	$7,047	$41,521,941	$(22,255,977)	$19,273,078

December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	22,239,747
Stock based compensation	0	0	0	0	438,522	0	438,522
Net loss	0	0	0	0	0	(1,421,213)	(1,421,213)
March 31, 2022	677,084	$67	70,519,188	$7,052	$42,844,691	$(21,594,754)	$21,257,056

Conversion of warrants	0	$0	208,334	$21	$289,317	$0	289,338
Stock based compensation	0	0	0	0	471,896	0	471,896
Conversion of preferred stock	(677,084)	(67)	677,084	67	0	0	0
Purchase of CR Reward	0	0	7,800,000	780	11,515,803	0	11,516,583
Net loss	0	0	0	0	0	(7,549,593)	(7,549,593)
June 30, 2022	0	$0	79,204,606	$7,920	$55,121,707	$(29,144,347)	$25,985,280

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in US dollars)

	Six Months Ended
	6/30/22	6/30/21

Cash flows from operating activities
Net income (loss)	$(8,970,806)	$1,369,596
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	25,469	12,443
Depreciation expense	22,029	16,133
Revaluation of warrant liability	4,767,574	(9,889,937)
Share based compensation	910,418	721,327
Change in operating assets and liabilities:
Prepaid expenses	104,398	136,536
Deposits	0	249,961
Accounts payable	922,162	405,678
Asset retirement obligation	(49,651)	(88,439)

Net cash used in operating activities	(2,268,407)	(7,066,702)

Cash flows from investing activity
Acquisition of mineral properties	(11,722,039)	(176,878)
Acquisition of property and equipment	(838,992)	(135,701)

Net cash used in investing activities	(12,561,031)	(312,579)

Cash flows from financing activities
Proceeds from private placement of stock	0	13,056,803
Proceeds from conversion of options	0	325,250
Proceeds from conversion of warrants	291,638	3,245,027

Net cash provided by financing activities	291,638	16,627,080

Net increase (decrease) in cash	(14,537,800)	9,247,799

Cash, beginning of period	19,581,707	14,341,727

Cash, end of period	$5,043,907	$23,589,526

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$120,877	$640,205
Incurrence of asset retirement obligation	$1,100,434	$0
Stock issued for purchase of CR Reward	$11,516,583	$0
Deferred acquisition liability for purchase of CR Reward	$22,126,000	$0

See accompanying notes to consolidated financial statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Augusta Gold Corp. (formerly known as Bullfrog Gold Corp., the “Company”) is a junior exploration company engaged in the acquisition and exploration of properties that may contain gold, silver, and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on patented claims and federal unpatented claims in the state of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Augusta Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”), Bullfrog Mines LLC (“Bullfrog Mines”), CR Reward, LLC (“CR Reward” or “Reward”) and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”). All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

As at June 30, 2022, the Company has a working capital deficiency of approximately $19,200,000.  The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing.  To address this issue, the Company filed a preliminary prospectus with the Securities and Exchange Commission (“SEC”) on July 8, 2022 to raise up to $200 million in equity financing, however no financing has been closed under this preliminary prospectus to date, and there can be no guarantee whether or to what extent this financing will be successfully achieved.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On June 30, 2022, the Company’s cash balance was approximately $5,044,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates have been made for share based compensation, asset retirement obligation, warrant liability and whether acquisitions of Bullfrog Mines and CR Reward constituted an asset acquisitions or business combinations.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,948,437 at the Bullfrog Project and $1,116,957 at the Reward Project. During the period ended June 30, 2022, we incurred certain costs related to the ARO estimate that has an effect on the accretion and estimated costs.

	2022	2021
Balance, January 1	$1,868,265	$1,135,700
Accretion	25,469	12,443
Costs applied to ARO balance	(130,853)	(88,439)
Acquisition of CR Reward ARO	1,100,434	0
Change in estimates	202,079	640,205
Balance, June 30 (current)	$989,300	$0
Balance, June 30 (long term)	$2,076,094	$1,699,909

Life of mine	2028	2028
Discount rate	3.0%	1.7%
Average inflation rate	2.6%	1.8%

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

At June 30, 2022, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 3.0% and a total undiscounted amount for the estimated future cash flows is $1,946,046 at the Bullfrog Project and $1,299,163 at the Reward Project.

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

The fair value of cash, deposits, accounts payable, and deferred acquisition liability approximates their carrying values due to their short term to maturity. The warrant liabilities are measured using level 3 inputs (Note 4).

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$(7,549,593)	$12,117,942	$(8,970,806)	$1,369,596
Basic weighted average shares outstanding	72,429,628	69,669,156	71,479,686	65,989,697
Assumed conversion of dilutive shares	0	1,165,080	0	1,165,080
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	72,429,628	70,834,236	71,479,686	67,154,777
Basic Earnings (Loss) Per Common Share	$(0.10)	$0.17	$(0.13)	$0.02
Diluted Earnings (Loss) Per Common Share	$(0.10)	$0.17	$(0.13)	$0.02

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three months and six months ended June 30, 2021. The options and warrants that were not included in the diluted weighted average shares calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.  The following details the dilutive and anti-dilutive shares for 2021:

	Dilutive shares	Anti-dilutive shares
	In the money	Out of the money	Total
Options	225,002	5,025,000	5,250,002
Warrants	262,994	31,211,119	31,474,113
Preferred shares	677,084	0	677,084
Total	1,165,080	36,236,119	37,401,199

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral	Property and
	properties	equipment	Total
Cost
As of December 31, 2020	$11,130,976	$25,625	$11,156,601
Change in ARO estimate	866,638	0	866,638
Additions	79,897	312,579	392,476
As of December 31, 2021	12,077,511	338,204	12,415,715
Change in ARO estimate	120,877	0	120,877
Additions	46,465,056	838,992	47,304,048
As of June 30, 2022	$58,663,444	$1,177,196	$59,840,640

Accumulated depreciation
As of December 31, 2020	$0	$632	$632
Depreciation expense	0	44,057	44,057
As of December 31, 2021	0	44,689	44,689
Depreciation expense	0	22,029	22,029
As of June 30, 2022	$0	$66,718	$66,718

Net book value on June 30, 2022	$58,663,444	$1,110,478	$59,773,922

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

The following is the consideration paid in the Bullfrog Mines acquisition, which was allocated entirely to mineral properties:

Consideration:
Grant date fair value of 9,100,000 units issued	$8,342,880
Transaction fees	97,571
Asset retirement obligation	1,130,631
Total	$9,571,082

On June 13, 2022, the Company closed (the “Closing”) on its previously announced membership interest purchase agreement (the “Agreement”) with Waterton Nevada Splitter, LLC (“Waterton”) to acquire all of the outstanding membership interests (collectively, the “CR Interests”) of CR Reward LLC, a wholly-owned subsidiary of Waterton (“CR Reward”). CR Reward holds the Reward Project located just seven miles from the Company’s Bullfrog Project in Nevada.

The CR Interests were acquired for the following consideration:

●	$12,500,000 in cash (the “Closing Payment”) paid at the Closing; plus

●	Issuance of 7,800,000 shares of common stock of the Company (“Common Shares”) on the closing date (“Initial Payment Shares”) with an estimated fair value of $11,516,583 based on the Company’s closing share price of C$1.85 and a foreign exchange rate of C$0.7981 to the $ on June 13, 2022plus

●	Combination of cash and Common Shares, determined as per the terms of the Agreement, which have an aggregate value of $4,626,000, being $15,000,000 less the deemed price per Common Share equal to the United States dollar equivalent (based on the Bank of Canada daily exchange rate for the conversion of Canadian dollars to United States dollars (the “Currency Exchange Rate”) on the business day immediately preceding the closing date) of C$1.70 for the 7,800,000 Initial Payment Shares. Such cash/shares are to be paid/issued on or before the earlier of the business day on which the Company completes any debt or equity financing (the “Financing”) and the date that is 90 days following the Closing Date (“Second Payment”); plus

●	$17,500,000 in cash (the “Deferred Payment”) to be paid by the date that is 90 days following the Closing Date (the “Deferred Payment Deadline”).

The Second Payment must be satisfied on or before the earlier of: (A) the business day on which the Company completes any debt or equity financing (in any case, the “Financing”) and (B) the Deferred Payment Deadline.

If the price at which securities are sold by the Company under the Financing (in any case, the “Financing Price”) is less than C$1.70, the Second Payment shall be satisfied by such combination of cash and Common Shares as may be determined by Waterton in its sole discretion; and (ii) if the Financing Price is C$1.70 or greater, the Second Payment shall be satisfied by such combination of cash and Purchaser Shares as may be determined by the Company in its sole discretion.. The Agreement provides that in no case will the Company be entitled to or permitted to issue any Common Shares to Waterton if such issuance would result in Waterton having beneficial ownership (as determined in accordance with applicable securities laws) of more than 9.99% of the outstanding Common Shares, and any portion of the Second Payment that would, if settled by Common Shares, cause Waterton to own more than 9.99% of the Common Shares shall be paid entirely in cash.

The obligation of the Company to pay the Deferred Payment was secured by a Deed of Trust and related financing statement pursuant to which the Company granted to Waterton a first-priority, perfected security interest running with the mineral properties held by CR Reward.

Management has determined that the CR Reward acquisition does not constitute a business combination because the acquired assets do not contain processes sufficient to constitute a business in accordance with ASC 805. As a result, the consideration is measured based on the cost accumulation model and allocated to the acquired assets on the basis of relative fair value, with no resulting goodwill or bargain purchase gain being recognized. Share-based payments issued in conjunction with the acquisition are valued based on the fair value of the consideration issued, measured at the grant date in accordance with ASC 718.

The following is the consideration paid in the CR Reward acquisition:

Consideration:
Cash	$12,500,000
Grant date fair value of 7,800,000 units issued	11,516,583
Transaction fees	61,488
Second Payment	4,626,000
Deferred Payment	17,500,000
Total consideration	$46,204,071

Net assets acquired
Cash	$1,299
Prepaids	9,658
Property and plant	838,992
Mineral properties	46,465,056
Accounts payable	(10,500)
Asset retirement obligation	(1,100,434)
Total net assets acquired	$46,204,071

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

On June 13, 2022, 7,800,000 shares of common stock of the Company (“Common Shares”) for the purchase of CR Reward. See Note 2 for additional information.

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2021 and six months ending June 30, 2022:

Options converted to common shares

Date	Shares	Price
January-21	295,833	$0.15
January-21	333,334	$0.82
February-21	59,167	$0.15

Warrants converted to common shares

Date	Shares		Price
January-21	387,467	CAD	$1.20
January-21	266,685		$0.60
January-21	83,333		$0.90
February-21	573,174	CAD	$1.20
February-21	941,669		$0.60
March-21	41,667	CAD	$1.20
March-21	50,000		$0.60
April-21	41,667	CAD	$1.20
April-21	312,501		$0.90
May-21	41,667	CAD	$1.20
May-21	1,229,167		$0.90
October-21	6,500	CAD	$1.20
December-21	40,418	CAD	$1.20
June-22	208,334	CAD	$1.80

Preferred shares converted to common shares

Date	Shares
January-21	2,416,667
May-22	677,084

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

On May 4, 2022, 677,084 shares of Series B Preferred Stock were converted shares of common stock. As of June 30, 2022 there were no Preferred Stock shares outstanding.

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

The Company granted 500,000 options to an officer and an employee of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2021 options of $209,961 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
500,000	C$3.00	3.5 years	68.8%	0.40%

The Company granted 350,000 options to an officer of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the June 2022 options of $324,816 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
350,000	C$2.50	3.5 years	83.7%	2.94%

For the six months ended June 30, 2022, the Company recognized share-based compensation expense related to the stock options of $910,418. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

A summary of the stock options as of June 30, 2022, and changes during the periods are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2020	913,336	0.57	6.26	1,286,650
Exercised	688,334	0.47	0	0
Issued	6,325,000	C$3.00	0	0
Canceled	1,750,000	C$3.00	0	0
Balance at December 31, 2021	4,800,002	2.30	4.36	29,817
Exercised	0	0.00	0	0
Issued	350,000	C$2.05	3.00	0
Canceled	0	0.00	0	0
Balance at June 30, 2022	5,150,002	2.21	3.93	101,401
Options exercisable at June 30, 2022	1,875,002	2.15	4.05	101,401

Total outstanding warrants of 31,002,785 as of June 30, 2022 were as follows:

	Warrants Issued			Total
Warrants issued	1,434,522	27,433,335	3,777,784	32,645,641
Issued date	1/16/2020	10/26/2020	3/4/2021
Expiration date	1/15/2022	10/26/2024	3/4/2024
Exercise price (Canadian $)	$1.20	$1.80	$2.80

Balance at December 31, 2020	1,348,636	27,433,335	0	28,781,971
Exercised	1,132,560	0	0	1,132,560
Issued	0	0	3,777,784	3,777,784
Expired	0	0	0	0
Balance at December 31, 2021	216,076	27,433,335	3,777,784	31,427,195
Exercised	0	208,334	0	208,334
Issued	0	0	0	0
Expired	216,076	0	0	216,076
Balance at June 30, 2022	0	27,225,001	3,777,784	31,002,785

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the six months ending June 30, 2022 the warrant liability was valued at $11,246,475 with the following assumptions:

	10/26/20	12/31/21	6/30/22
Fair market value of common stock	$1.26	$0.95	$1.30
Exercise price	$1.38	$1.42	$1.40
Term	4 years	2.8 years	2.3 years
Volatility range	68.4%	78.8%	83.5%
Risk-free rate	0.18%	0.97%	2.92%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021 using Black-Scholes valuation technique. For the six months ending June 30, 2022 the warrant liability was valued at $1,284,156 with the following assumptions:

	3/4/21	12/31/21	6/30/22
Fair market value of common stock	$1.97	$0.95	$1.30
Exercise price	$2.21	$2.22	$2.17
Term	3 years	2.2 years	1.7 years
Volatility range	72.7%	81.8%	80.2%
Risk-free rate	0.32%	0.73%	2.92%

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

The Company was charged for the following with respect to this arrangement for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	6/30/2022	6/30/2021
Salaries and benefits	$221,418	$642,575
Office	35,278	124,340
Operating expenses	42,644	96,143
Total	$299,340	$863,058

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $160,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2022	$56,466
2023	56,466
2024	47,055
Total	$159,987

For the six months ended June 30, 2022, the Company recognized share-based payments expense to related parties of $910,418 and for the six months ended June 30, 2021 of $721,327.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four leases which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. The advance royalties paid through June 30, 2022 was $435,405. Once in production, each agreement attracts payment of net smelter royalties as per the last row of the following table.

	Connolly	Webster(1)	Orser	Meeteren	Total
2022	$10,000	$7,500	$20,000	$2,400	$39,900
2023	$10,000	$7,500	$20,000	$2,400	$39,900
2024	-	-	$20,000	$2,400	$22,400
2025	-	-	-	$2,400	$2,400
2026	-	-	-	$2,400	$2,400
2027	-	-	-	$2,400	$2,400
2028	-	-	-	$2,400	$2,400
2029	-	-	-	$2,400	$2,400
2030	-	-	-	$2,400	$2,400
Applicable NSR’s	3.0%	3.0%	3.0%	3.0%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

The Company is in the process of obtaining a surety bond for the CR Reward project.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $101,000 as of June 30, 2022 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $130,000 as of June 30, 2022. Future payments will be due as follows:

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

NOTE 7 - SUBSEQUENT EVENTS

None

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022.

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

Company History and Recent Events

General Corporate Overview

The Company is an exploration stage gold company focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog Gold Project and pursing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present we are in the exploration stage and do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

The Bullfrog Gold Project is located approximately 120 miles north-west of Las Vegas, Nevada and 4 miles west of Beatty, Nevada. The Company owns, controls or has acquired mineral rights on patented claims and federal unpatented claims in the State of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

On June 13, 2022, the Company closed (the “Closing”) on its previously announced membership interest purchase agreement (the “Agreement”) with Waterton Nevada Splitter, LLC (“Waterton”) to acquire all of the outstanding membership interests (collectively, the “CR Interests”) of CR Reward LLC, a wholly-owned subsidiary of Waterton (“CR Reward”). CR Reward holds the Reward Project located just seven miles from the Company’s Bullfrog Project in Nevada.

The CR Interests were acquired for the following consideration:

●	$12,500,000 in cash (the “Closing Payment”) paid at the Closing; plus

●	the issuance of 7,800,000 shares of common stock of the Company (“Common Shares”) at the Closing (collectively, the “Initial Payment Shares”) at a deemed price per Common Share equal to $1.33, with the aggregate value of the Initial Payment Shares of $10,374,000 being the “Initial Share Value”; plus

●	such combination of cash and Common Shares, determined as described below, as have an aggregate value of $15,000,000 less the Initial Share Value (the “Second Payment”) to be paid by the date described below; plus

●	$17,500,000 in cash (the “Deferred Payment”) to be paid by the date that is 90 days following the Closing Date (the “Deferred Payment Deadline”).

The Second Payment must be satisfied on or before the earlier of: (A) the business day on which the Company completes any debt or equity financing, and (B) the Deferred Payment Deadline.

If the price at which securities are sold by the Company under the Financing (in any case, the “Financing Price”) is less than C$1.70, the Second Payment shall be satisfied by such combination of cash and Common Shares as may be determined by Waterton in its sole discretion; and (ii) if the Financing Price is C$1.70 or greater, the Second Payment shall be satisfied by such combination of cash and Purchaser Shares as may be determined by the Company in its sole discretion. Any Common Shares issued pursuant to the Second Payment shall be issued at a deemed price per Common Share equal to the United States dollar equivalent (based on the Currency Exchange Rate on the business day immediately preceding the closing date of the Financing) of the Financing Price. The aggregate value of the Initial Share Value and the Second Payment shall be $15,000,000.

The obligation of the Company to pay the Deferred Payment was secured by a Deed of Trust and related financing statement pursuant to which the Company granted to Waterton a first-priority, perfected security interest running with the mineral properties held by CR Reward.

Results of Operations

Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	6/30/22	6/30/21
Operating expenses
General and administrative	$1,219,223	$1,300,318
Lease expense	21,000	16,000
Exploration, evaluation and project expense	1,481,789	3,909,175
Accretion expense	18,370	7,503
Depreciation expense	11,015	8,066
Total operating expenses	2,751,397	5,241,062

Net operating loss	(2,751,397)	(5,241,062)

Revaluation of warrant liability	(4,561,381)	16,897,823
Foreign currency exchange gain	(236,815)	461,181
Net loss	$(7,549,593)	$12,117,942

Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	6/30/22	6/30/21
Operating expenses
General and administrative	$2,287,102	$2,638,549
Lease expense	21,000	16,000
Exploration, evaluation and project expense	1,820,428	6,493,723
Accretion expense	25,469	12,443
Depreciation expense	22,029	16,133
Total operating expenses	4,176,028	9,176,848

Net operating loss	(4,176,028)	(9,176,848)

Revaluation of warrant liability	(4,767,574)	9,889,937
Foreign currency exchange gain	(27,204)	656,507
Net loss	($8,970,806)	$1,369,596

For the three months ending June 30, 2022, the Company decreased general and administrative expenses by approximately $81,000. The increase was due to the following year over year variances:

Three months ending	6/30/22	6/31/21	Variance
Accounting fees	$36,000	$62,000	$(26,000)
Legal and other professional fees	359,000	85,000	274,000
Marketing expense	7,000	9,000	(2,000)
Payroll	214,000	362,000	(148,000)
Corporate expenses & rent	59,000	78,000	(19,000)
Share based compensation	472,000	487,000	(15,000)
Insurance	35,000	34,000	1,000
Stock exchange fees	29,000	177,000	(148,000)
Other general expenses	8,000	6,000	2,000
Total	$1,219,000	$1,300,000	$(81,000)

For the six months ending June 30, 2022, the Company decreased general and administrative expenses by approximately $352,000. The increase was due to the following year over year variances:

Six months ending	6/30/22	6/31/21	Variance
Accounting fees	$125,000	$156,000	$(31,000)
Legal and other professional fees	634,000	265,000	369,000
Marketing expense	21,000	73,000	(52,000)
Payroll	365,000	816,000	(451,000)
Corporate expenses & rent	78,000	220,000	(142,000)
Share based compensation	910,000	721,000	189,000
Insurance	77,000	61,000	16,000
Stock exchange fees	68,000	219,000	(151,000)
Other general expenses	9,000	108,000	(99,000)
Total	$2,287,000	$2,639,000	$(352,000)

●	Accounting fees decrease resulted from fewer costs for additional consulting fees needed for required regulatory filings and tax compliance in 2021.

●	Legal fees and professional fees increased due to a legal agreement that was finalized in June 2022 along with professional consulting fees and an increase in franchise tax fees and other expenses.

●	Marketing expense was lower as 2021 had additional amounts that were used for company and shareholder awareness projects.

●	The payroll and corporate expenses result from the Company entering into an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to continue to be lower than prior periods due to decreased personnel and consultants used in the quarter.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan; 4,075,000 in the first quarter 2021 (adjusted for 1,750,000 canceled options); 500,000 in the third quarter 2021; and 350,000 in the second quarter 2022.

●	Stock exchange fee variance is a result of the initial listing fee paid to the TSX in April 2021. Annual exchange fees will continue; however the Company does not expect initial listing fees to be incurred for the remainder of the year.

For the three months ending June 30, 2022, the Company decreased exploration, evaluation and project expenses by approximately $2,427,000. The decrease was due to the following year over year variances:

Three months ending	6/30/22	6/31/21	Variance
Drilling	$354,000	$2,131,000	$(1,777,000)
Consultants/Contractors	726,000	694,000	32,000
Supplies and equipment	62,000	481,000	(419,000)
Assay	10,000	254,000	(244,000)
Water haulage	0	171,000	(171,000)
Overhead	70,000	107,000	(37,000)
Permits and fees	259,000	68,000	191,000
Other	1,000	3,000	(2,000)
Total	$1,482,000	$3,909,000	$(2,427,000)

For the six months ending June 30, 2022, the Company decreased exploration, evaluation and project expenses by approximately $4,674,000. The decrease was due to the following year over year variances:

Six months ending	6/30/22	6/31/21	Variance
Drilling	$355,000	$3,567,000	$(3,212,000)
Consultants/Contractors	962,000	1,251,000	(289,000)
Supplies and equipment	143,000	659,000	(516,000)
Assay	10,000	389,000	(379,000)
Water haulage	0	307,000	(307,000)
Overhead	84,000	208,000	(124,000)
Permits and fees	266,000	84,000	182,000
Other	0	29,000	(29,000)
Total	$1,820,000	$6,494,000	$(4,674,000)

In the second quarter of 2022, the Company continued test work on the metallurgical drill samples collected in 2021. Hydrogeologic modelling and geochemical characterization of the Bullfrog deposit was initiated and remains in-progress. Preparation of technical reports for the Reward and Bullfrog projects were initiated. In addition, core drilling was initiated, focused on completing necessary geotechnical and hydro holes in support of permitting efforts.

Additionally, the Company and the BLM held a Baseline Kickoff Meeting, which included various federal, state, and local agencies, and the BLM assigned a Project Manager and Interdisciplinary Team to provide guidance, approve work plans, review, and approve baseline studies necessary to progress the permitting effort.

The revaluation of the warrant liability is based on the following warrants issued:

Issue Date	Expiration Date	Warrants Issued	Exercise Price
October 2020	October 2024	18,125,001	C$1.80
March 2021	March 2024	3,777,784	C$2.80

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

Liquidity

As of June 30, 2022, the Company had total liquidity of $5,044,000 in cash and cash equivalents. The Company had negative working capital of $19,200,000 and an accumulated deficit of $29,144,000. For the six months ended June 30, 2022, the Company had negative operating cash flows before changes in working capital of $3,245,000 and a net loss of $8,971,000.

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

As of June 30, 2022, the capital structure of the Company consists of 79,204,606 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of June 30, 2022 and their approximate timing of payment are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.

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

With respect to the quarterly period ending June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending June 30, 2022, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2021)
4.1	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
10.1	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed	herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2022	AUGUSTA GOLD CORP.

	By:	/S/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	AUGUSTA GOLD CORP.

	By:	/S/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)