Form 10-Q
period 2022-09-30
AUGUSTA GOLD CORP.
filed 2022-11-14
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 79,204,606 shares of common stock, par value $0.0001, were outstanding on November 14, 2022.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Expressed in US dollars)

	9/30/22	12/31/21
Assets
Current assets
Cash	$2,623,861	$19,581,707
Prepaid	107,437	193,055
Deposits	7,028	7,028
Total current assets	2,738,326	19,781,790

Other assets
Equipment, net	1,099,463	293,515
Mineral properties, net	58,726,368	12,077,511
Total other assets	59,825,831	12,371,026

Total assets	$62,564,157	$32,152,816

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$3,100,750	$284,047
Note payable and accrued interest - related party	22,227,833	0
Asset retirement obligation	660,900	968,000
Total current liabilities	25,989,483	1,252,047

Long term liabilities
Asset retirement obligation, net of current	2,278,624	900,265
Warrant liability	7,328,023	7,760,757
Total long term liabilities	9,606,647	8,661,022

Total liabilities	35,596,130	9,913,069

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 9/30/22 and 12/31/21	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero and 677,084 shares of common stock as of 9/30/22 and 12/31/21, respectively	0	67
Common stock, 750,000,000 shares authorized, $ .0001 par value; 79,204,606 and 70,519,188 shares issued and outstanding 9/30/22 and 12/31/21	7,920	7,052
Additional paid in capital	55,794,793	42,406,169
Accumulated deficit	(28,834,686)	(20,173,541)

Total stockholders’ equity	26,968,027	22,239,747

Total liabilities and stockholders’ equity	$62,564,157	$32,152,816

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Expressed in US dollars)

	Three Months Ended		Nine Months Ended
	9/30/22	9/30/21	9/30/22	9/30/21
Operating expenses
General and administrative	$1,569,066	$1,152,843	$3,856,168	$3,807,392
Lease expense	0	0	21,000	16,000
Exploration, evaluation and project expense	3,003,730	1,267,366	4,824,158	7,745,089
Accretion expense	23,297	6,162	48,766	18,605
Depreciation expense	11,014	16,910	33,043	33,043
Total operating expenses	4,607,107	2,443,281	8,783,135	11,620,129

Net operating loss	(4,607,107)	(2,443,281)	(8,783,135)	(11,620,129)

Revaluation of warrant liability	5,202,608	3,936,989	435,034	13,826,926
Interest expense	(106,435)	0	(106,435)	0
Foreign currency exchange gain (loss)	(179,405)	(470,565)	(206,609)	185,942
Net income (loss)	$309,661	$1,023,143	$(8,661,145)	$2,392,739

Weighted average common shares outstanding – basic	79,204,606	70,472,270	74,082,955	67,500,308
Weighted average common shares outstanding – diluted	79,346,274	71,554,016	74,082,955	68,582,054

Earnings (loss) per common share – basic	$0.00	$0.01	$(0.12)	$0.04
Earnings (loss) per common share – diluted	$0.00	$0.01	$(0.12)	$0.03

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders’
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2020	3,093,750	$309	55,842,715	$5,584	$26,276,997	$(23,625,573)	2,657,317
Conversion of warrants	0	0	2,343,995	234	2,912,948	0	2,913,182
Conversion of preferred stock	(2,416,667)	(242)	2,416,667	242	0	0	0
Conversion of options	0	0	688,334	69	325,181	0	325,250
Stock based compensation	0	0	0	0	234,277	0	234,277
Placement - March	0	0	7,555,557	756	13,056,047	0	13,056,803
Warrant liability	0	0	0	0	(3,306,758)	0	(3,306,758)
Net loss	0	0	0	0	0	(10,748,346)	(10,748,346)
March 31, 2021	677,083	$67	68,847,268	$6,885	$39,498,692	$(34,373,919)	$5,131,725

Conversion of warrants	0	$0	1,625,002	$162	$1,536,199	$0	1,536,361
Stock based compensation	0	0	0	0	487,050	0	487,050
Net income	0	0	0	0	0	12,117,942	12,117,942
June 30, 2021	677,083	$67	70,472,270	$7,047	$41,521,941	$(22,255,977)	$19,273,078

Stock based compensation	0	0	0	0	441,901	0	441,901
Net income	0	0	0	0	0	1,023,143	1,023,143
September 30, 2021	677,083	$67	70,472,270	$7,047	$41,963,842	$(21,232,834)	$20,738,122

December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	22,239,747
Stock based compensation	0	0	0	0	438,522	0	438,522
Net loss	0	0	0	0	0	(1,421,213)	(1,421,213)
March 31, 2022	677,084	$67	70,519,188	$7,052	$42,844,691	$(21,594,754)	$21,257,056

Conversion of warrants	0	$0	208,334	$21	$289,317	$0	289,338
Stock based compensation	0	0	0	0	471,896	0	471,896
Conversion of preferred stock	(677,084)	(67)	677,084	67	0	0	0
Purchase of CR Reward	0	0	7,800,000	780	11,515,803	0	11,516,583
Net loss	0	0	0	0	0	(7,549,593)	(7,549,593)
June 30, 2022	0	$0	79,204,606	$7,920	$55,121,707	$(29,144,347)	$25,985,280

Stock based compensation	0	0	0	0	673,086	0	673,086
Net income	0	0	0	0	0	309,661	309,661
September 30, 2022	0	$0	79,204,606	$7,920	$55,794,793	$(28,834,686)	$26,968,027

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Expressed in US dollars)

	Nine Months Ended
	9/30/22	9/30/21

Cash flows from operating activities
Net income (loss)	$(8,661,145)	$2,392,739
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	48,766	18,605
Depreciation expense	33,043	33,043
Revaluation of warrant liability	(435,034)	(13,826,926)
Share based compensation	1,583,504	1,163,228
Change in operating assets and liabilities:
Prepaid expenses	85,619	199,599
Debt issuance costs	(102,033)	0
Deposits	0	249,961
Accounts payable	2,816,703	(306,235)
Accrued interest	97,305	0
Asset retirement obligation	(198,818)	(92,258)

Net cash used in operating activities	(4,732,090)	(10,168,244)

Cash flows from investing activity
Acquisition of mineral properties	(33,910,963)	(15,000)
Acquisition of property and equipment	(838,992)	(312,579)

Net cash used in investing activities	(34,749,955)	(327,579)

Cash flows from financing activities
Proceeds from private placement of stock	0	13,056,803
Proceeds from note payable - related party	22,232,561	0
Proceeds from conversion of options	0	325,250
Proceeds from conversion of warrants	291,638	3,245,027

Net cash provided by financing activities	22,524,199	16,627,080

Net increase (decrease) in cash	(16,957,846)	6,131,257

Cash, beginning of period	19,581,707	14,341,727

Cash, end of period	$2,623,861	$20,472,984

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$120,877	$598,476
Reclassification of warrant liability upon conversion	$0	$1,204,517
Incurrence of asset retirement obligation	$1,100,434	$0
Stock issued for purchase of CR Reward	$11,516,583	$0

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

Going Concern and Management’s Plans

As at September 30, 2022, the Company has a working capital deficiency of approximately $23,300,000.  The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On September 30, 2022, the Company’s cash balance was approximately $2,600,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates have been made for share-based compensation, asset retirement obligation, warrant liability and whether acquisitions of Bullfrog Mines and CR Reward constituted an asset acquisitions or business combinations.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,890,655 at the Bullfrog Project and $1,048,869 at the Reward Project. During the period ended September 30, 2022, we incurred certain costs related to the ARO estimate that has an effect on the accretion and estimated costs.

	2022	2021
Balance, January 1	$1,868,265	$1,135,700
Accretion	48,766	18,605
Costs applied to ARO balance	(132,629)	(92,258)
Acquisition of CR Reward ARO	1,100,434	0
Change in estimates	54,688	598,477
Balance, September 30 (current)	$660,900	$700,500
Balance, September 30 (long term)	$2,278,624	$960,024

Life of mine	2028	2028
Discount rate	4.0%	1.5%
Inflation rate	2.6%	1.8%

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

At September 30, 2022, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 4.0% and a total undiscounted amount for the estimated future cash flows is $2,061,114 at the Bullfrog Project and $1,377,455 at the Reward Project.

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

The fair value of cash, deposits, accounts payable, and notes payable approximates their carrying values due to their short term to maturity. The warrant liabilities are measured using level 3 inputs (Note 4).

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$309,661	$1,023,143	$(8,661,145)	$2,392,739
Basic weighted average shares outstanding	79,204,606	70,472,270	74,082,955	67,500,308
Assumed conversion of dilutive shares	141,668	1,081,746	0	1,081,746
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	79,346,274	71,554,016	74,082,955	68,582,054
Basic Earnings (Loss) Per Common Share	$0.00	$0.01	$(0.12)	$0.04
Diluted Earnings (Loss) Per Common Share	$0.00	$0.01	$(0.12)	$0.03

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three months and nine months ended September 30, 2022 and 2021. The options and warrants that were not included in the diluted weighted average shares calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

	Dilutive	Anti-dilutive shares
9/30/2022	shares In the money	Out of the money	Total
Options	141,668	5,075,001	5,216,669
Warrants	0	31,002,785	31,002,785
Preferred shares	0	0	0
Total	141,668	36,077,786	36,219,454

	Dilutive	Anti-dilutive shares
9/30/2021	shares In the money	Out of the money	Total
Options	141,668	4,958,334	5,100,002
Warrants	262,994	31,211,119	31,474,113
Preferred shares	677,084	0	677,084
Total	1,081,746	36,169,453	37,251,199

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral	Property and
	properties	equipment	Total
Cost
As of December 31, 2020	$11,130,976	$25,625	$11,156,601
Change in ARO estimate	866,638	0	866,638
Additions	79,897	312,579	392,476
As of December 31, 2021	12,077,511	338,204	12,415,715
Change in ARO estimate	120,877	0	120,877
Additions	46,527,980	838,991	47,366,971
As of September 30, 2022	$58,726,368	$1,177,195	$59,903,563

Accumulated depreciation
As of December 31, 2020	$0	$632	$632
Depreciation expense	0	44,057	44,057
As of December 31, 2021	0	44,689	44,689
Depreciation expense	0	33,043	33,043
As of September 30, 2022	$0	$77,732	$77,732

Net book value on September 30, 2022	$58,726,368	$1,099,463	$59,825,831

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

The CR Interests were acquired for the following consideration:

●	$12,500,000 in cash (the “Closing Payment”) paid at the Closing; plus

●	Issuance of 7,800,000 shares of common stock of the Company (“Common Shares”) on the closing date (“Initial Payment Shares”) with an estimated fair value of $11,516,583 based on the Company’s closing share price of C$1.85 and a foreign exchange rate of C$0.7981 to the US dollar on June 13, 2022 plus

●	Cash of $4,621,398, being $15,000,000 less the deemed price per Common Share equal to the United States dollar equivalent (based on the Bank of Canada daily exchange rate for the conversion of Canadian dollars to United States dollars (the “Currency Exchange Rate”) on the business day immediately preceding the closing date) of $1.33 for the 7,800,000 Initial Payment Shares. Such cash was paid September 2022; plus

●	$17,500,000 in cash (the “Deferred Payment”) was paid September 2022.

On September 13, 2022, the Company completed the payment of $22,121,398 to Waterton of the Second Payment and the Deferred Payment under the Agreement.

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

On June 13, 2022, 7,800,000 shares of common stock of the Company (“Common Shares”) were issued for the purchase of CR Reward. See Note 2 for additional information.

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2021 and nine months ending September 30, 2022:

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

On May 4, 2022, 677,084 shares of Series B Preferred Stock were converted shares of common stock. As of September 30, 2022, there were no Preferred Stock shares outstanding.

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

The Company granted 350,000 options to an officer and an employee of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the June 2022 options of $324,816 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
350,000	C$2.50	3.5 years	83.7%	2.94%

The Company granted 100,000 options to two employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2022 options of $99,021 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
100,000	C$1.96	3.5 years	80.3%	3.14%

Stock Option Repricing

Effective September 29, 2022, the Company’s board of directors repriced certain previously granted and still outstanding vested and unvested stock option awards under the Company’s Plan held by current employees, officers and directors. As a result, the exercise price for these awards was lowered to C$2.00 per share. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 4,541,667 vested and unvested stock options outstanding as of September 29, 2022, with original exercise prices of C$3.00, were repriced.

The repricing on September 29, 2022, resulted in incremental stock-based compensation expense of $480,250, of which $188,233 related to vested stock option awards and was expensed on the repricing date, and $292,017 related to unvested stock option awards is being amortized on a straight-line basis over the remaining vesting period of those awards ranging from 5 months to 23 months.

For the nine months ended September 30, 2022, the Company recognized share-based compensation expense related to the stock options of $1,583,504. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

Stock Option Activity

A summary of the stock options as of September 30, 2022, and changes during the periods are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2020	913,336	$0.57	6.26	$1,286,650
Exercised	688,334	0.47	0	0
Issued	6,325,000	C$3.00	0	0
Canceled	1,750,000	C$3.00	0	0
Balance at December 31, 2021	4,800,002	2.30	4.36	29,817
Exercised	0	0.00	0	0
Issued	450,000	C$2.03	3.00	0
Canceled	33,333	0.00	0	0
Balance at September 30, 2022	5,216,669	$1.44	3.71	$38,317
Options exercisable at September 30, 2022	2,041,669	$1.39	3.81	$38,317

Total outstanding warrants of 31,002,785 as of September 30, 2022, were as follows:

	Warrants Issued			Total
Warrants issued	1,434,522	27,433,335	3,777,784	32,645,641
Issued date	1/16/2020	10/26/2020	3/4/2021
Expiration date	1/15/2022	10/26/2024	3/4/2024
Exercise price (Canadian $)	$1.20	$1.80	$2.80

Balance at December 31, 2020	1,348,636	27,433,335	0	28,781,971
Exercised	1,132,560	0	0	1,132,560
Issued	0	0	3,777,784	3,777,784
Expired	0	0	0	0
Balance at December 31, 2021	216,076	27,433,335	3,777,784	31,427,195
Exercised	0	208,334	0	208,334
Issued	0	0	0	0
Expired	216,076	0	0	216,076
Balance at September 30, 2022	0	27,225,001	3,777,784	31,002,785

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the nine months ending September 30, 2022 the warrant liability was valued at $6,582,867 with the following assumptions:

	10/26/20	12/31/21	9/30/22
Fair market value of common stock	$1.26	$0.95	$0.99
Exercise price	$1.38	$1.42	$1.31
Term	4 years	2.8 years	2.1 years
Volatility range	68.4%	78.8%	77.2%
Risk-free rate	0.18%	0.97%	4.22%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021 using Black-Scholes valuation technique. For the nine months ending September 30, 2022 the warrant liability was valued at $745,156 with the following assumptions:

	3/4/21	12/31/21	9/30/22
Fair market value of common stock	$1.97	$0.95	$0.99
Exercise price	$2.21	$2.22	$2.04
Term	3 years	2.2 years	1.4 years
Volatility range	72.7%	81.8%	80.2%
Risk-free rate	0.32%	0.73%	2.92%

NOTE 5 - RELATED PARTY

On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), of which is under common control of a director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

The Note bears interest at a rate of prime plus 3% and is for a maximum term of 12 months. The Note is secured by a first-priority, perfected security interest in all the assets of the Company pursuant to a guarantee and security agreement (the “Security Agreement”) and certain deeds of trust (the “Deeds of Trust”, collectively with the Purchase Agreement, the Note and the Security Agreement, the “Loan Documents”).

The payment of the obligations of the Company under the Note is also guaranteed by each of the subsidiaries of the Company pursuant to the Security Agreement. The Company paid Augusta Investments an origination fee of 0.5% of the amount of the Loan on the closing of the issuance of the Note pursuant to the Purchase Agreement. The following is the balance of the Loan as of September 30, 2022:

Total principal	$22,232,561
Deferred financing costs, net	(102,033)
Accrued interest	97,305
Total	$22,227,833

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

The Company was charged for the following with respect to this arrangement for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	9/30/2022	9/30/2021
Salaries and benefits	$337,464	$812,701
Office	61,928	169,095
Operating expenses	62,587	93,282
Total	$461,979	$1,075,078

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $160,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2022	$56,466
2023	56,466
2024	47,055
Total	$159,987

For the nine months ended September 30, 2022, the Company recognized share-based payments expense to related parties of $1,583,504 and for the nine months ended September 30, 2021, of $1,163,228.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four leases which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. The advance royalties paid through September 30, 2022, amount to $445,405. Once in production, each agreement attracts payment of net smelter royalties as per the last row of the following table.

	Connolly	Webster(1)	Orser	Meeteren	Total
2022	$10,000	$7,500	$20,000	$2,400	$39,900
2023	$10,000	$7,500	$20,000	$2,400	$39,900
2024	-	-	$20,000	$2,400	$22,400
2025	-	-	-	$2,400	$2,400
2026	-	-	-	$2,400	$2,400
2027	-	-	-	$2,400	$2,400
2028	-	-	-	$2,400	$2,400
2029	-	-	-	$2,400	$2,400
2030	-	-	-	$2,400	$2,400
Applicable NSRs	3.0%	3.0%	3.0%	3.0%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims situated in the Bullfrog Mining District, Nye County, Nevada. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $101,000 as of September 30, 2022 and makes lease payments on the following schedule:

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $130,000 as of September 30, 2022. Future payments will be due as follows:

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

The CR Interests were acquired for the following consideration:

●	$12,500,000 in cash (the “Closing Payment”) paid at the Closing; plus

●	Issuance of 7,800,000 shares of common stock of the Company (“Common Shares”) on the closing date (“Initial Payment Shares”) with an estimated fair value of $11,516,583 based on the Company’s closing share price of C$1.85 and a foreign exchange rate of C$0.7981 to the US dollar on June 13, 2022 plus

●	Cash of $4,621,398, being $15,000,000 less the deemed price per Common Share equal to the United States dollar equivalent (based on the Bank of Canada daily exchange rate for the conversion of Canadian dollars to United States dollars (the “Currency Exchange Rate”) on the business day immediately preceding the closing date) of $1.33 for the 7,800,000 Initial Payment Shares. Such cash was paid September 2022; plus

●	$17,500,000 in cash (the “Deferred Payment”) was paid September 2022.

On September 13, 2022, the Company completed the payment of $22,121,398 to Waterton of the Second Payment and the Deferred Payment under the Agreement.

Results of Operations

Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	9/30/22	9/30/21
Operating expenses
General and administrative	$1,569,066	$1,152,843
Lease expense	0	0
Exploration, evaluation and project expense	3,003,730	1,267,366
Accretion expense	23,297	6,162
Depreciation expense	11,014	16,910
Total operating expenses	4,607,107	2,443,281

Net operating loss	(4,607,107)	(2,443,281)

Revaluation of warrant liability	5,202,608	3,936,989
Interest expense	(106,435)	0
Foreign currency exchange gain (loss)	(179,405)	(470,565)
Net income	$309,661	$1,023,143

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	9/30/22	9/30/21
Operating expenses
General and administrative	$3,856,168	$3,807,392
Lease expense	21,000	16,000
Exploration, evaluation and project expense	4,824,158	7,745,089
Accretion expense	48,766	18,605
Depreciation expense	33,043	33,043
Total operating expenses	8,783,135	11,620,129

Net operating loss	(8,783,135)	(11,620,129)

Revaluation of warrant liability	435,034	13,826,926
Interest expense	(106,435)	0
Foreign currency exchange gain (loss)	(206,609)	185,942
Net income (loss)	$8,661,145)	$2,392,739

For the three months ending September 30, 2022, the Company increased general and administrative expenses by approximately $416,000. The increase was due to the following year over year variances:

Three months ending	9/30/22	9/30/21	Variance
Accounting fees	$123,000	$62,000	$61,000
Legal and other professional fees	450,000	89,000	361,000
Marketing expense	15,000	1,000	14,000
Payroll	179,000	445,000	(266,000)
Corporate expenses & rent	47,000	42,000	5,000
Share based compensation	673,000	442,000	231,000
Insurance	45,000	31,000	14,000
Stock exchange fees	31,000	13,000	18,000
Other general expenses	6,000	28,000	(22,000)
Total	$1,569,000	$1,153,000	$416,000

For the nine months ending September 30, 2022, the Company increased general and administrative expenses by approximately $49,000. The increase was due to the following year over year variances:

Nine months ending	9/30/22	9/30/21	Variance
Accounting fees	$248,000	$219,000	$29,000
Legal and other professional fees	1,084,000	354,000	730,000
Marketing expense	36,000	74,000	(38,000)
Payroll	544,000	1,284,000	(740,000)
Corporate expenses & rent	125,000	262,000	(137,000)
Share based compensation	1,584,000	1,163,000	421,000
Insurance	122,000	92,000	30,000
Stock exchange fees	99,000	233,000	(134,000)
Other general expenses	14,000	126,000	(112,000)
Total	$3,856,000	$3,807,000	$49,000

●	Accounting fees decrease resulted from fewer costs for additional consulting fees needed for required regulatory filings and tax compliance in 2021.

●	Legal fees and professional fees increased due to a legal agreement that was finalized in June 2022 along with professional consulting fees and an increase in franchise tax fees and other expenses.

●	Marketing expense was lower as 2021 had additional amounts that were used for company and shareholder awareness projects.

●	The payroll and corporate expenses result from the Company entering into an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to continue to be lower than prior periods due to decreased personnel and consultants used in the quarter.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan; 4,041,667 in the first quarter 2021 (adjusted for 1,783,333 canceled options); 500,000 in the third quarter 2021; 350,000 in the second quarter 2022; 100,000 in the third quarter 2022.

●	Stock exchange fee variance is a result of the initial listing fee paid to the TSX in April 2021. Annual exchange fees will continue; however the Company does not expect initial listing fees to be incurred for the remainder of the year.

For the three months ending September 30, 2022, the Company increased exploration, evaluation and project expenses by approximately $1,737,000. The decrease was due to the following year over year variances:

Three months ending	9/30/22	9/30/21	Variance
Drilling	$1,211,000	$425,000	$786,000
Consultants/Contractors	1,281,000	279,000	1,002,000
Supplies and equipment	134,000	105,000	29,000
Assay	26,000	154,000	(128,000)
Water haulage	0	82,000	(82,000)
Overhead and payroll	306,000	27,000	279,000
Permits and fees	12,000	183,000	(171,000)
Other	34,000	12,000	22,000
Total	$3,004,000	$1,267,000	$1,737,000

For the nine months ending September 30, 2022, the Company decreased exploration, evaluation and project expenses by approximately $2,921,000. The decrease was due to the following year over year variances:

Nine months ending	9/30/22	9/30/21	Variance
Drilling	$1,566,000	$3,992,000	$(2,426,000)
Consultants/Contractors	2,243,000	1,529,000	714,000
Supplies and equipment	286,000	765,000	(479,000)
Assay	36,000	543,000	(507,000)
Water haulage	0	390,000	(390,000)
Overhead and payroll	392,000	234,000	158,000
Permits and fees	288,000	253,000	35,000
Other	13,000	39,000	(26,000)
Total	$4,824,000	$7,745,000	$(2,921,000)

In the third quarter of 2022, the Company continued with test work on the metallurgical drill samples, hydrogeologic modelling and geochemical characterization of the Bullfrog deposit.  Preparation of technical reports for the CR Reward and Bullfrog projects continued.  In addition, core drilling continued, focused on completing necessary geotechnical and hydro holes in support of permitting efforts.

In September, the Company made the decision to focus resources on CR Reward and limit further resources on Bullfrog.

The revaluation of the warrant liability is based on the following outstanding warrants:

Issue Date	Expiration Date	Outstanding Warrants	Exercise Price
October 2020	October 2024	18,125,001	C$1.80
March 2021	March 2024	3,777,784	C$2.80

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

Liquidity

As of September 30, 2022, the Company had total liquidity of $2,600,000 in cash and cash equivalents. The Company had negative working capital of $23,300,000 and an accumulated deficit of $28,800,000. For the nine months ended September 30, 2022, the Company had negative operating cash flows before changes in working capital of $7,431,000 and a net loss of $8,661,000.

As of September 30, 2021, the Company had total liquidity of $20,473,000 in cash and cash equivalents. The Company had working capital of $20,142,000 and an accumulated deficit of $21,233,000. For the nine months ended September 30, 2021, the Company had negative operating cash flows before changes in working capital of $10,219,000 and a net income of $2,393,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. However, the Company does expect that it will be required to raise additional funds through public or private equity financings in the future in order to continue in business in the future past the immediate 12-month period. Should such financing not be available in that timeframe, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of September 30, 2022, the capital structure of the Company consists of 79,204,606 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of September 30, 2022, and their approximate timing of payment are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

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

With respect to the quarterly period ending September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2022, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2021)
4.1	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
10.1	Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	AUGUSTA GOLD CORP.

	By:	/S/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	AUGUSTA GOLD CORP.

	By:	/S/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)