Form 10-K
period 2022-12-31
AUGUSTA GOLD CORP.
filed 2023-03-16
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $103,758,034.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock par value $0.0001, were outstanding on March 15, 2023.

Auditor Firm ID:	Auditor Name:	Auditor Location:
731	DAVIDSON & COMPANY LLP	Vancouver, Canada

i

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

In our public filings in the U.S. and Canada and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300 and NI 43-101. As currently reported, there are no material differences in our disclosed measured, indicated and inferred resource under each of S-K 1300 and NI 43-101. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant or NI 43-101-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

●	the Company’s strategies and objectives, both generally and in respect of the Bullfrog Gold Project and Reward Gold Project;
●	the recommendations of the Technical Reports for the Bullfrog Gold Project and Reward Gold Project;
●	the Company’s decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs at the Bullfrog Gold Project and Reward Gold Project;
●	the Company’s estimates of the quality and quantity of the mineralized materials at its mineral properties;
●	the potential discovery and delineation of mineral deposits/reserves and any expansion thereof beyond the current estimate;
●	the Company’s expectation that it will become a gold producer;
●	the Company’s estimates of future operating and financial performance;
●	the Company’s potential funding requirements and sources of capital, including near-term sources of additional cash and long-term financing through the sale of equity and/or debt financings and through the exercise of stock options and warrants;
●	the Company’s expectation that the Company will continue to raise capital;
●	the Company’s expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	the Company’s estimates of its future cash position;
●	the Company’s anticipated general business and economic conditions;
●	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations; and
●	that the Company will operate at a loss for the foreseeable future.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

●	our history of losses;
●	negative cash flow;
●	our limited operating history;
●	increased costs affecting our financial condition;
●	the Bullfrog Gold Project and Reward Gold Project being in the exploration stage;
●	whether the Bullfrog Gold Project and Reward Gold Project are feasible;
●	the Bullfrog Gold Project and Reward Gold Project requiring substantial capital investment;
●	our inability to obtain required permits;
●	our status as a junior mining company;
●	difficulties in managing growth;
●	our potential loss of key persons;
●	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;
●	the risks of mineral exploration;

●	evaluation uncertainty in estimating mineralized material;
●	changes in estimates of mineralized material;
●	our exploration projects not succeeding;
●	price volatility of gold and silver;
●	environmental regulations;
●	challenges to title to our properties;
●	amendments to mining law;
●	supply shortages;
●	inability to maintain infrastructure to conduct exploration activities;
●	new regulation related to climate change;
●	relationships with communities in which we operate;
●	newly adopted mining disclosure regulations;
●	evolving corporate standards;
●	Canadian reporting requirements; and
●	The price of the shares of common stock being volatile.

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

GLOSSARY OF SELECTED MINING TERMS

Ag	Silver

Au	Gold

Breccia	Broken sedimentary and volcanic rock fragments cemented by a fine-grained matrix

Clastic Rock	Fragments, or clasts, of pre-existing minerals

Cutoff Grade	The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.

Deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved

Detachment Fault	A regionally extensive, gently dipping normal fault that is commonly associated with extension in large blocks of the earth’s crust

g/t	Grams per metric tonne

Metamorphic Rock	Rock that has transformed to another rock form after intense heat and pressure

Miocene	A geologic era that extended from 5 million to 23 million years ago

Mineralization	The concentration of metals and their chemical compounds within a body of rock

Net Smelter Royalty	A percentage payable to an owner or lessee from the production or net proceeds received by the operator from a smelter or refinery, less transportation, insurance, smelting and refining costs and penalties as set out in a royalty agreement.

Paleozoic	A geologic era extending from 230 million to 540 million years ago

Photogrammetry	The science of making measurements from photographs; the output is typically a map or a drawing

Proterozoic	A geologic era extending from 540 million years to 2,500 million years ago.

Reverse Circulation (RC)	A drilling method whereby drill cuttings are returned to the surface through the annulus between inner and outer drill rods, thereby minimizing contamination from wall rock.

Rhyolite	An igneous, volcanic extrusive rock containing more than 65% silica.

Schist	A group metamorphic rocks that contain more than 50% platy and elongated minerals such as mica.

Siliciclastic Rock	Non-carbonate sedimentary rocks that are almost exclusively silicas-bearing, either as quartz or silicate minerals.

Tertiary	A geologic era from 2.6 million to 65 million years ago.

v

S-K 1300 Definitions

Exploration Stage Issuer	An “exploration stage issuer” is an issuer that has no material property with mineral reserves disclosed.

Exploration Stage Property	An “exploration stage property” is a property that has no mineral reserves disclosed.

Development Stage Issuer	A “development stage issuer” is an issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.

Development Stage Property	A “development stage property” is a property that has mineral reserves disclosed, pursuant to this subpart, but no material extraction.

Indicated Mineral Resource	An “indicated mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve

Inferred Mineral Resource	An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Measured Mineral Resource	A “measured mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mineral Reserve	A “mineral reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted

Mineral Resource	A “mineral resource” is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Modifying Factors	Modifying factors are the factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include, but are not restricted to: Mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.

Probable Reserve	A “probable mineral reserve” is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Production Stage Issuer	A “production stage issuer” is an issuer that is engaged in material extraction of mineral reserves on at least one material property.

Production Stage Property	A “production stage property” is a property with material extraction of mineral reserves.

Proven Reserve	A “proven mineral reserve” is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “Augusta Gold”, “Augusta Gold Corp.” or the “Company” refer to Augusta Gold Corp., a Delaware corporation, and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

General Corporate Overview

Augusta Gold Corp. (“Augusta Gold” or the “Company”) is a gold company that is an exploration stage issuer focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog and Reward gold projects and pursing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present all our properties are exploration stage properties and we do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

The Bullfrog Gold Project is located approximately 120 miles north-west of Las Vegas, Nevada and 4 miles west of Beatty, Nevada. The Reward Gold Project is located seven miles from the Bullfrog Gold Project. The Company owns, controls or has acquired mineral rights on federal patented and unpatented mining claims in the State of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential. See “Part I - Item 2 - Properties” in this Annual Report on Form 10-K for a further description of the Bullfrog and Reward gold projects.

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

The Acquisition Transaction closed on October 26, 2020. Through the Company’s acquisition of the Equity Interests, the Company acquired rights to 1,500 acres of land adjoining the Company’s Bullfrog Gold deposit. Additional details on the Acquisition Transaction are set out in this Annual Report under “Part I - Item 2 - Properties” – “Bullfrog Gold Project, Nye County, Nevada” - “Location, Property Description and Ownership” - “Barrick Claims”.

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

On June 13, 2022, the Company completed the acquisition of the outstanding membership interests (collectively, the “CR Interests”) of CR Reward LLC, a wholly-owned subsidiary of Waterton (“CR Reward”), pursuant to a membership interest purchase agreement (the “Reward Agreement”) with Waterton Nevada Splitter, LLC (“Waterton”). CR Reward holds the Reward Project located seven miles from the Company’s Bullfrog Project in Nevada. The CR Interests were acquired for the following consideration: (a) $12,500,000 in cash paid at the closing; plus (b) the issuance of 7,800,000 shares of Augusta Gold common stock at the closing; plus (c) $22,121,398 in cash paid on September 14, 2022.

On September 14, 2022, the Company also announced that it had entered into a loan with a company owned by the Company’s executive chairman for $22,232,561. The loan bears interest at a rate of prime plus 3%, is for a maximum period of 12 months, and is secured by the Company’s Bullfrog and Reward projects.

On January 20, 2023, the Company announced that it had closed a bought deal offering of units of Augusta Gold (the “Units”) for aggregate gross proceeds of approximately C$11.5 million, including the full exercise of the over-allotment option in the amount of C$1.5 million. Pursuant to the Offering, a total of 6,725,147 Units were sold at a price of C$1.71 per Unit. Each Unit was comprised of one share of the Company’s common stock and one-half of one common stock purchase warrant (each whole common stock purchase warrant, a “Warrant”). Each Warrant entitles the holder to acquire one share of the Company’s common stock at a price of C$2.30 until January 20, 2026.

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

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water at mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by exploration, development, mining, processing or other related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

Employees

As of the date of this filing, the Company has 12 employees (including shared employees). We continue to engage various independent contractors and consultants to fulfill additional needs. Additional employees will be hired on an as needed basis.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2018	1,355	1,178	1,269
2019	1,546	1,270	1,393
2020	2,067	1,474	1,770
2021	1,943	1,684	1,797
2022	2,039	1,628	1,800

Data Source: www.kitco.com

Seasonality

The Company’s business operations, including exploration of the Bullfrog and Reward gold projects, are not subject to material restrictions on our operations due to seasonality.

Environmental Responsibility

Augusta Gold is committed to effective environmental stewardship. We have implemented and continue to develop business practices that are designed to reduce negative environmental impacts. We believe part of being a good corporate citizen requires a dedicated focus on how our industry, precious metals mining, affects the environment. In planning our development of the Bullfrog and Reward gold projects, we strive towards a more environmentally sound project development plan at the projects and within the local community.

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

We have an accumulated deficit of approximately $40,000,000 as of December 31, 2022. We expect to continue to incur losses unless and until such time as our Bullfrog or Reward gold projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate cash flows from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Negative Operating Cash Flow

The Company is an exploration stage issuer and has not generated cash flow from operations. The Company is devoting significant resources to the advancement of its Bullfrog and Reward gold projects and to actively pursue exploration and development opportunities, however, there can be no assurance that it will generate positive cash flow from operations in the future. The Company expects to continue to incur negative consolidated operating cash flow and losses until such time as it achieves commercial production at a particular project. The Company currently has negative cash flow from operating activities.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our properties. Our Bullfrog and Reward gold projects are exploration stage properties. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold/silver mineral reserves to support a commercial mining operation;
●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development and construction activities, as warranted;
●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;
●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and
●	potential shortages of mineral processing, construction and other facilities related supplies.

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

Operating Risks

Our Bullfrog and Reward gold projects are in the exploration stage.

The Bullfrog and Reward gold projects have estimated mineral resources, but there has not been a mineral reserve estimation in accordance with S-K 1300. There is no assurance that we can establish the existence of any mineral reserves on the Bullfrog or Reward gold projects in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the projects and if we do not do so, we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s S-K 1300 standards is extremely remote; in all probability our projects do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our project, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

We cannot be assured that the Bullfrog or Reward gold projects are feasible or that a feasibility study will accurately forecast economic results.

The Bullfrog and Reward gold projects are our principal assets. Our future profitability depends largely on the economic feasibility of the projects. Before arranging financing for development and production at either the Bullfrog or Reward gold projects, we will have to complete a feasibility study. The results of our feasibility study may not be as favorable as the results of our prior studies. There can be no assurance that mining processes and results including potential gold production rates, revenue, capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in such feasibility study.

The Bullfrog and Reward gold projects require substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The exploration and, if warranted, development and operation of the Bullfrog and Reward gold projects will require significant capital. Our ability to raise sufficient capital and/or secure a development partner on satisfactory terms, if at all, will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors or other factors such as lower gold prices, unanticipated operating or permitting challenges, perception of environmental impact or, illiquidity in the debt markets or equity markets, could impede our ability to finance the Bullfrog or Reward gold projects on acceptable terms, or at all, including the cost of such capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern.

We may not be able to get the required permits at the Bullfrog and Reward gold projects in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of exploration or, if warranted, development of the Bullfrog and Reward gold projects. If we are unable to acquire permits to explore, develop or mine the property, then the projects cannot be developed and operated. In addition, the property would have no reserves under S-K 1300, which could result in an impairment of the carrying value of the project.

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

As our business needs expand, we may need to hire a significant number of employees. This expansion may place a significant strain on our managerial and financial resources. To manage the potential growth of our operations and personnel, we will be required to:

●	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;
●	install enhanced management information systems; and
●	train, motivate and manage our employees.

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

Exploration for minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	the ability to find sufficient gold, silver or other metal reserves to support a profitable mining operation;
●	fluctuation in production costs that make mining uneconomical;
●	labor disputes;
●	unanticipated variations in grade and geological characteristics;
●	environmental events such as storms and flooding;
●	water availability;
●	difficult surface or underground conditions;
●	industrial accidents;
●	unexpected metallurgical response;
●	mechanical and equipment performance limitations;
●	geotechnical constraints; and
●	decrease in the value of mineralized material due to lower gold and/or silver prices.

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

As we have not completed feasibility studies on our Bullfrog or Reward gold projects and have not commenced actual production, resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our technical reports and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under existing on-site conditions or in production scale.

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

Our long-term success depends on our ability to identify mineral deposits on our existing Bullfrog and Reward gold projects and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate equipment, or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

●	the identification of potential mineralization based on surficial analysis;
●	availability of government-granted exploration permits;
●	the quality of our management and our geological and technical expertise; and
●	the capital available for exploration and development work.

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

The potential for profitability of our operations, the value of our Bullfrog and Reward gold projects or other properties we may acquire, the market price of our shares of common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and silver. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and/or silver may prevent our properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;
●	laws and regulations related to exports, taxes and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

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

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

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

Our shares of common stock are currently considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The shares of common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares of common stock. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Technical Report Summaries

The technical report for the Bullfrog Gold Project is the technical report summary, prepared pursuant to S-K 1300, entitled “S-K 1300 Technical Report, Mineral Resource Estimate, Bullfrog Gold Project, Nye County, Nevada” with an effective date of December 31, 2021, and an issue date of March 16, 2022 (the “Bullfrog Technical Report”).

The Bullfrog Technical Report was prepared by Forte Dynamics, Inc. under the supervision of Russ Downer, P. Eng. and Adam House, MMSA QP, each of whom is a qualified person under S-K 1300 and NI 43-101.

The description of the Bullfrog Gold Project contained herein is based upon the Bullfrog Technical Report.

The technical report for the Reward Gold Project is the technical report summary, prepared pursuant to S-K 1300, entitled “Mineral Resource Estimate for the Reward Project, Nye County, Nevada” with an effective date of May 31, 2022, and an issue date of June 29, 2022 (the “Reward Technical Report”).

The Reward Technical Report was prepared by Michael Dufresne, M.Sc., P. Geol., P.Geo, and Timothy D. Scott, SME, each of whom is a qualified person under S-K 1300 and NI 43-101.

The description of the Reward Gold Project contained herein is based upon the Reward Technical Report.

Summary of Mineral Properties

Augusta Gold currently has interests in four gold exploration properties located in the state of Nevada, including the Bullfrog Gold Project and the Reward Gold Project. Each of the properties are exploration stage properties with measured, indicated and inferred resources but no known mineral reserves and our primary operations are exploring these properties to move them towards a development decision.

Ownership Interests

●	At our Bullfrog Project, we have four option/lease/purchase agreements in place and, with the additional claims it has located, give it control of 734 unpatented lode mining claims and mill site claims, and 87 patented mining claims. The claims do not have an expiration date, as long as the fees and obligations are maintained. For additional details see “Bullfrog Gold Project, Nye County Nevada – Property Holdings” below.

●

At our Reward Project, the project encompasses 123 unpatented Bureau of Land Management (BLM) placer and lode mining claims and six patented placer mining claims, totalling approximately 2,333 net acres (944 hectares). Only the patented claims have been legally surveyed. Under United States mining law, claims may be renewed annually for an unlimited number of years upon a small payment per claim (currently $155 per claim due to the BLM and an aggregate $1,502 due to Nye County) and the same claim status-whether lode or placer-may be used for exploration or exploitation of the lodes or placers.

Several blocks of unpatented claims are leased by CR Reward from underlying owners, and are referred to as Connolly, Webster, Orser-McFall and Van Meeteren leases.

In total our options and leases cover 15,998 net acres in the aggregate, consisting of a mix of 93 patented mining claims, 857 unpatented mining claims either leased with option to purchase, or joint ventured, and private property leases.

Summary Mineral Resources

Summary Mineral Resources at End of Fiscal Year Ended December 31, 2022

	Measured mineral resources (koz)	Indicated mineral resources (koz)	Measured and indicated mineral resources (koz)	Inferred mineral resources (koz)
Gold
United States (Nevada)
Bullfrog Project	526.7	682.6	1,209.3	257.9
Reward Project	169.9	256.8	426.7	27.1
Total Gold	696.6	939.4	1636.0	285.0

Silver
United States (Nevada)
Bullfrog Project	1309.1	1557.5	2866.6	515.7
Total Silver	1309.1	1557.5	2866.6	515.7

Bullfrog Gold Project, Nye County, Nevada

Summary Disclosure

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

Bullfrog Gold Project - Summary of Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2022 Based on $1,550/oz. Gold and $20/oz. Silver

Combined Global Resources - Oxide and Sulphide
Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
Measured	30.13	0.544	1.35	526.68	1,309.13
Indicated	40.88	0.519	1.18	682.61	1,557.49
Measured and Indicated	71.01	0.530	1.26	1,209.29	2,866.62
Inferred	16.69	0.481	0.96	257.90	515.72

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.
2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Montgomery-Shoshone or Bonanza.
3.	Mining costs for mineralized material and waste are US$2.25/tonne.
4.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.
5.	Due to rounding, some columns or rows may not compute as shown.
6.	Estimated Mineral Resources are stated as in situ dry metric tonnes.
7.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

The following tables present the gold and silver mineral resources for each of the three project areas, Bullfrog, Montgomery-Shoshone and Bonanza.

Bullfrog Gold Project - Bullfrog Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2022 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bullfrog
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	24.50	0.537	1.28	422.77	1,010.02
	Indicated	36.32	0.515	1.14	602.02	1,332.18
Oxide	Measured and Indicated	60.82	0.524	1.20	1,024.79	2,342.20
	Inferred	14.40	0.460	0.77	213.06	358.49

	Measured	1.30	0.710	1.28	29.77	53.52
	Indicated	1.99	0.625	1.32	39.94	84.47
Sulphide	Measured and Indicated	3.29	0.659	1.30	69.72	137.99
	Inferred	1.05	0.657	1.14	22.14	38.53

	Measured	25.80	0.545	1.28	452.55	1,063.54
	Indicated	38.31	0.521	1.15	641.96	1,416.65
Total - Oxide and Sulphide	Measured and Indicated	64.12	0.531	1.20	1,094.51	2,480.19
	Inferred	15.44	0.474	0.80	235.20	397.02

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.
2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag.
3.	Mining costs for mineralized material and waste are US$2.25/tonne.
4.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.
5.	Due to rounding, some columns or rows may not compute as shown.
6.	Estimated Mineral Resources are stated as in situ dry metric tonnes.
7.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Montgomery-Shoshone Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2022 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Montgomery-Shoshone
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	1.97	0.637	3.35	40.35	212.12
	Indicated	1.35	0.555	2.85	24.04	123.66
Oxide	Measured and Indicated	3.32	0.603	3.15	64.38	335.78
	Inferred	1.05	0.586	3.45	19.76	116.41

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.
2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Montgomery-Shoshone.
3.	Mining costs for mineralized material and waste are US$2.25/tonne.
4.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.
5.	Due to rounding, some columns or rows may not compute as shown.
6.	Estimated Mineral Resources are stated as in situ dry metric tonnes.
7.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Bonanza Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2022 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bonanza
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	2.35	0.446	0.44	33.78	33.48
	Indicated	1.22	0.422	0.44	16.61	17.17
Oxide	Measured and Indicated	3.58	0.438	0.44	50.40	50.65
	Inferred	0.19	0.473	0.37	2.94	2.28

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.
2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Bonanza.
3.	Mining costs for mineralized material and waste are US$2.25/tonne.
4.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.
5.	Due to rounding, some columns or rows may not compute as shown.
6.	Estimated Mineral Resources are stated as in situ dry metric tonnes.
7.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues

In each case above, Estimated Mineral Resources have not changed from December 31, 2021 to December 31, 2022 due to the fact that Bullfrog Gold Project is in the exploration stage and no new resources were added to the project through exploration activities in 2022. The material assumptions underlying mineral resources as previously disclosed at December 31, 2021 remain current in all material respects.

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

Lunar Landing Lease

On July 1, 2017, RMMC entered a lease with Lunar Landing LLC on 24 patents in the Bullfrog District:

●	Two patents are adjacent and west of the M-S pit that could allow potential expansion of the pit down dip of the Polaris vein and stock work system.
●	Ten patents have provided the Company with contiguous and connecting lands between the M-S and Bullfrog pits. These patents will also allow further expansions of the Bullfrog pit to the north and east.
●	Four patents are within 0.5 to 1.2 miles west of the Bullfrog pit in the vicinity of the Bonanza Mountain open pit mine.
●	Eight patents are in an exploration target area located about 1.5 miles NW of the Bullfrog pit and where the Company has owned the Aurium patent since 2011.

The lease includes the following:

●	The Company paid $26,000 on signing and is scheduled to annually pay $16,000 for years 2-5, $21,000 for years 6-10, $25,000 for years 11-15, $30,000 for years 16-20, $40,000 for years 21-25 and $45,000 for years 26-30.
●	Production royalty of 5% net smelter returns with the right to buy-down to 2.5%.
●	The Company is to expend as a work commitment not less than $50,000 per year and $500,000 in total to maintain the lease.
●	The Company has rights to commingle ores and the flexibility to operate the Project as a logical land and mining unit.

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

Abitibi Royalties Option

On December 9, 2020, Bullfrog Mines entered into a mining option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the “Abitibi Option”) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. The Abitibi Option was amended on December 9, 2022, to extend the exercise deadline and to increase the last payment amount required to exercise the option. Bullfrog Mines made an initial payment to Abitibi of C$25,000 and exercised the Abitibi Option in full on January 30, 2023, by:

●	Paying to Abitibi C$50,000 in cash before December 9, 2021;
●	Paying to Abitibi C$78,750 in cash before January 30, 2023; and
●	Granting to Abitibi a 2% net smelter royalty on the claims subject to the Abitibi Option on January 30, 2023, of which Bullfrog Mines has the option to purchase 0.5% for C$500,000 on or before December 9, 2030.

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

Valley Electric Association based in Pahrump, Nevada owns a 138 KV transmission line and a 24.9 KV distribution line that remain on-site and serviced mining at the site previously. The substation connected to the 24.9 KV line remains on-site, but the transformers and switchgear have been removed. Current monthly demand and energy rates are $3.75/kw and $0.12/kw-h, respectively.

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

With the rise of precious metal prices in the early 1970’s, the Bullfrog District again underwent intense prospecting and exploration activity for gold as well as uranium. Companies exploring the area included Texas Gas Exploration, Inc., Phillips Uranium, Tenneco /Copper Range, U.S. Borax, Western States Minerals, Rayrock, St. Joe American and successors Bond, Lac and Barrick Minerals, Noranda, Angst Mining Company, Placer Dome, Lac-Sunshine Mining Company Joint Venture, Homestake, and others. In addition to these major companies, several junior mining companies and individuals were involved as prospectors, promoters and owners. These scientific investigations yielded a new deposit model for the gold deposits that were mined by others in the Bullfrog District. The identification and understanding of the detachment fault system led to significant changes in exploration program techniques, focus, and success.

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

Exploration and Drilling

The Company’s exploration activities to date have focused on the following:

●	Exploration drilling, data acquisition and geologic modeling;
●	Acquiring, organizing, digitizing and vetting electronic and paper data bases obtained from Barrick mainly related to drill data, metallurgy and project infrastructure; and
●	Maintaining and expanding the land holdings.

The project drilling includes 1,311 holes, for a total of 263,757 meters completed between 1983 and early 2021. The holes were drilled using both core and reverse circulation methods, as detailed in the drilling section of this report.

The following table summarizes project drilling by year:

Table 1: Project Drilling by Year

	Total Drilling		Coring		Reverse Circulation
Year	Holes	Meters	Holes	Meters	Holes	Meters
1983	6	975	6	975	0	0
1984	37	3,560		0	37	3,560
1985	3	303		0	3	303
1986	29	3,364		0	29	3,364
1987	163	29,479	3	732	163	28,747
1988	321	66,325	32	6,121	321	60,204
1989	71	12,285		0	71	12,285
1990	154	37,114	33	3,676	154	33,438
1991	79	22,954	42	3,627	79	19,327
1992	23	4,907		0	23	4,907
1993	9	387		0	9	387
1994	210	31,362	9	1,412	210	29,951
1995	99	22,370	3	248	99	22,122
1996	58	15,254	19	3,329	45	11,924
2020	26	4,405	1	502	25	3,903
2021	43	14,820	38	12,749	5	2,071
2022	6	2,596	6	2,596	0	0
Total	1,337	272,460	192	35,967	1,273	236,493

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

Permitting

Baseline studies necessary to advance permitting are in progress.

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

Additional Baseline Studies will be required to update the historical studies completed by Barrick. This will include geochemistry, hydrologic studies of the in-pit water and water in existing wells, plant, wildlife and threatened and endangered species surveys, meteorological information, and cultural surveys:

●	Water Pollution Control Permits (WPCP): The WPCP application must address the open pit, heap leach pad, mining activities and water management systems with respect to potentially degrading of the waters of Nevada. Sufficient engineering, design and modeling data must be included in the WPCP. A Tentative Permit Closure Plan must be submitted to the NDEP-BMRR in conjunction with the WPCP. A Final Permanent Closure Plan will be needed two years prior to Project closure.
●	Air Quality: An application for a Class II Air Quality Permit must be prepared using Bureau of Air Pollution Control (BAPC) forms. The application must include descriptions of the facilities, a detailed emission inventory, plot plans, process flow diagrams and a fugitive dust control plan for construction and operation of the Project. A Mercury Operating Permit and a Title V Operating permit will also be necessary for processing loaded carbon or electro-winning precipitates.
●	Water Right: Additional water rights will need to be acquired from third parties or obtained from the Nevada Division of Water Resources (NDWR) for producing Project water.
●	Industrial Artificial Pond: Water storage ponds, which are part of the water management systems, will require Industrial Artificial Pond permits (IAPP) from the Nevada Department of wildlife. Approval from the Nevada State Engineer’s Office is also required if embankments exceed specified heights.

Additional minor permits will be required for the project to advance to production and are listed in Table 8.

Table 8: Additional Minor Permits Required

Notification/Permit	Agency
Mine Registry	Nevada Division of Minerals
Mine Opening Notification	State Inspector of Mines
Solid Waste Landfill	Nevada Bureau of Waste Management
Hazardous Waste Management Permit	Nevada Bureau of Waste Management
General Storm Water Permit	Nevada Bureau of Water Pollution Control
Hazardous Materials Permit	State Fire Marshall
Fire and Life Safety	State Fire Marshall
Explosives Permit	Bureau of Alcohol, Tobacco, Firearms & Explosives
Notification of Commencement of Operation	Mine Safety and Health Administration
Radio License	Federal Communications Commission
Public Water Supply Permit	NV Division of Environmental Protection
MSHA Identification Number and MSHA Coordination	U.S. Department of Labor Mine Safety and Health Administration (MSHA)
Septic Tank	NDEP-Bureau of Water Pollution Control
Petroleum Contaminated Soils	NV Division of Environmental Protection

2023 Project Exploration Plans

Subject to funding, the Company’s focus in 2023 for exploration at the Bullfrog Gold Project is drilling at the Gap Target, an epithermal lithocap at the northern end of the Bullfrog land package, as well as continued support of ongoing permitting and engineering work.

Reward Gold Project, Nye County, Nevada

Property Location and Access

The Reward Gold Project (the “Project” or “Reward Project”) is situated about 11.3 km (7 miles) south-southeast of the town of Beatty, NV about 3.2 km (2 miles) east of US Highway 95 in Nye County (Figure 1). The Project can be accessed from Beatty by paved road on Highway 95 followed by traveling two miles east on a gravel road. Several dirt roads diverge into various canyons of the Bare Mountains. The Project area lies within Sections 1, 2, 3, 4, 9, 10, 11 and 16 of Township 13 South, Range 47 East and Sections 33, 34, and 35 of Township 12 South, Range 47 East, all referred to the Mount Diablo Baseline and Meridian. The Project can be accessed from Beatty by paved road on Highway 95 followed by traveling two miles east on a gravel road. Several dirt roads diverge into various canyons of the Bare Mountains.

Project Stage

The Project is an exploration stage property with measured, indicated and inferred mineral resources but no known mineral reserves.

Mineral Resource Estimates

Mineral Resources were classified using a combination of assessment of geological confidence, data quality and grade continuity. Reasonable prospects of eventual economic extraction were considered by constraining the estimate within a conceptual pit shell that used the assumptions in Table 9.

Table 9. Reward Conceptual Open Pit Parameters.

Parameter	Unit (Imperial)	Cost (Imperial)	Unit (Metric)	Cost (Metric)
Gold Price	US$/oz	1,700	US$/g	54.656
Gold Metallurgical Recovery	%	80%		80
Pit Wall Angles	°	48-58	°	48-58
Mining Cost	US$/st	2.00	US$/tonne	2.20
Processing Rate	Mst/a	3	Mtonne/a	2.7
Processing Cost	US$/st	$5.50	US$/tonne	$6.06
G & A Cost	US$/st	0.75	US$/tonne	0.80
Cut-off Grade (break even)	oz/st	0.0047	g/tonne	0.158
Royalty	%	3%		3

The Mineral Resource Estimate for the Reward Project is presented in Table 10 below.

Table 10. Reward Project Mineral Resource Estimate at December 31, 2022 Based on USD$1,700/oz. Au

Classification	Tonnage (Mt)	Average Grade (g/t)	Contained Au (koz)
Good Hope
Measured	6.19	0.86	169.9
Indicated	10.76	0.69	240.0
M&I Total	16.94	0.75	409.9
Inferred	0.29	0.56	5.3
Gold Ace
Indicated	0.83	0.63	16.8
Inferred	1.03	0.73	21.8
Reward (Combined Good Hope and Gold Ace)
Measured	6.19	0.86	169.9
Indicated	11.58	0.69	256.8
M&I Total	17.77	0.75	426.7
Inferred	1.23	0.68	27.1

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,700/oz and a recovery of 80% for Au were utilized.

2.	Mining costs for mineralized material and waste are US$2.20/tonne.

3.	Processing and general and administration are US$6.06/tonne and US$0.83/tonne per tonne processed, respectively.

4.	Due to rounding, some columns or rows may not compute as shown.

5.	Estimated Mineral Resources are stated as in situ dry metric tonnes and are partially diluted.

6.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

7.	The effective date of the Reward mineral resource estimate is December 31, 2022.

Estimated Mineral Resources have not changed from May 22, 2022 (the date estimates were initially reported to the Commission in the Company Current Report on Form 8-K dated July 7, 2022) to December 31, 2022 due to the fact that the Reward Gold Project is in the exploration stage and no new resources were added to the project through exploration activities in the remainder of 2022. The material assumptions underlying mineral resources as previously disclosed at May 31, 2022 remain current in all material respects.

Property Holdings

The Project area lies within Sections 1, 2, 3, 4, 9, 10, 11 and 16 of Township 13 South, Range 47 East and Sections 33, 34, and 35 of Township 12 South, Range 47 East, all referred to the Mount Diablo Baseline and Meridian.

Canyon Resources Corporation (Canyon Resources) holds a 100% interest in the mineral claims that form the Project. In 2008, Canyon Resources assigned all of the patented and unpatented claims comprising the Project to an entity which was subsequently converted into CR Reward.

The Project encompasses 123 unpatented Bureau of Land Management (BLM) placer and lode mining claims and six patented placer mining claims, totalling approximately 2,333 net acres (944 hectares). Only the patented claims have been legally surveyed. Under United States mining law, claims may be renewed annually for an unlimited number of years upon a small payment per claim (currently $155 per claim due to the BLM and an aggregate $1,502 due to Nye County) and the same claim status-whether lode or placer-may be used for exploration or exploitation of the lodes or placers.

Several blocks of unpatented claims are leased by CR Reward from underlying owners, and are referred to as Connolly, Webster, Orser-McFall and Van Meeteren leases.

Connolly Lease

This lease agreement (the Connolly Lease), effective as of September 28th, 2004, covers a two-third interest in each of the Sunshine and Reward unpatented lode claims (collectively, the Connolly Claims). The Connolly Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production. A 3% NSR royalty is payable on any minerals mined from the Connolly Claims, but is reduced to 2% due to the fact that CR Reward only owns a two-third interest in the Connolly Claims. Annual advance minimum royalty payments are payable under the Connolly Lease in an amount equal to $10,000 per year. These annual advance minimum royalty payments shall be applied toward, credited against and fully deductible from earned mineral production royalty payments due from the Connolly Claims.

Webster Lease

This lease agreement (the Webster lease), effective as of November 9, 2004 (as amended on November 9th, 2004 and November 8th, 2006), covers a one-third interest in each of the Sunshine and Reward unpatented lode claims and a half interest in the Good Hope unpatented lode claim (collectively, the Webster Claims). The Webster Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production. A 3% NSR royalty is payable on any minerals mined from the Webster Claims, but is (i) reduced to 1% on the Sunshine and Reward claims due to the fact that the lessee only owns a one-third interest, and (ii) reduced to 1.5% on the Good Hope claim due to the fact that CR Reward only owns a half interest in this claim. Annual advance minimum royalty payments are payable under the Webster Lease in an amount equal to $7,500 per year. The annual advance minimum royalty payments paid in any given year may be applied toward, credited against and fully deductible from any earned mineral production royalty payments due on the Webster Claims during the calendar year in which such annual advance minimum royalty payments are due.

Orser-McFall Lease

This lease agreement (the Orser-McFall Lease), effective as of February 5, 2005 (as amended on August 18th, 2005 and November 14th, 2006), applies to 12 unpatented lode and six unpatented placer mining claims (collectively, the Orser-McFall Claims). The Orser-McFall Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production. The lessors under the Orser-McFall Lease own 100% of the Orser-McFall Claims, except for the Good Hope claim, in which they own a half interest (the other half being owned by the Daniel D. Webster Living Trust and leased to CR Reward pursuant to the Webster Lease). A 3% NSR royalty is payable on minerals mined from the Orser-McFall Claims, but is reduced to 1.5% on the Good Hope claim due to the fact that the lessee only owns a half interest in that claim. Annual advance minimum royalty payments are payable under the Orser-McFall Lease in an amount equal to $20,000 per year. These annual advance minimum royalty payments shall be applied toward, credited against and fully deductible from earned mineral production royalty payments due from the Orser-McFall Claims.

Van Meeteren et al Lease

This lease agreement (the Van Meeteren Lease), effect as of December 1st, 2011 (applies to the Double RS and the Durlers Hope unpatented placer claims (the Van Meeteren Claims). The Van Meeteren Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production or CR Reward is actively conducting exploration, development, reclamation or remediation operations. A 3% NSR royalty is payable on minerals mined from the Van Meeteren Claims. Annual advance minimum royalty payments are payable under the Van Meeteren Lease in an amount equal to $15/acre from 2011 through 2020, for a total of $1,800 per year, and $20/acre from and after 2021, for a total of $2,400 per year. These annual advance minimum royal payments are recoupable from earned mineral production royalties. All payments described above have been timely paid by CR Reward and its predecessor and the agreements are all in good standing.

The Project area mainly consists of Federal public domain lands administered by the BLM. There are no State or private tracts within the Project area, except the six patented claims owned by CR Reward, all of which carry surface and mineral rights ownership.

The Project is not subject to any other back-in rights payments, agreements or encumbrances.

CR Reward has the right to use 391,494 m3 (317.39 acre-ft) of water annually under Application No. 61412, Certificate No. 16384 and Permit No. 76390.

The Amargosa River basin is an enclosed basin, and the water rights are thus not affected by the Colorado River Compact or other agreements.

Infrastructure

The Project is located seven miles by road southeast of Beatty, a town of approximately 1,000 people that serves as a transit hub and service centre for travellers between Las Vegas and Reno, and those going to Death Valley. Several motels and restaurants, gas stations, a post office, and several small stores provide basic services.

The Project is currently serviced by an existing 14.4/24.9 kV power line owned and operated by Valley Electric. A water well currently provides water for exploration activities.

Project employees would likely be recruited from the local area, including the communities of Beatty, Amargosa, and Pahrump, located within Nye County, and the regional urban centre of Las Vegas, located within Clark County. There is available nearby accommodation to the Project site in Beatty and other smaller communities

The Project has sufficient land area, with adjacent public-domain lands also potentially available, to allow mine development, including space for the mining operations, waste rock disposal facilities (WRDs), heap leach pads and processing plants.

Geological Setting, Mineralization and Deposit Type

Mineralization in the Good Hope Deposit and Golden Ace Zone can be classified as examples of a structurally controlled, locally disseminated, sediment hosted, mesothermal quartz vein gold deposit.

The Project is hosted within the Bare Mountain Complex which lies within an intricate tectonic setting of the Nevada Basin and Range Province.

The Bare Mountain Complex consist of up to 6,096 m (20,000 ft) of Upper Proterozoic to Paleozoic marine sedimentary rocks in the lower plate that have been juxtaposed against Miocene silicic volcanic sequences in the upper plate. The lower plate units were deformed through folding, thrust faulting, low and high angle normal faulting during a Mesozoic compression event, and have been metamorphosed from lower amphibolite to sub-greenschist grade. Two dominant normal fault sets have been mapped in the lower plate, including the moderately east-dipping Bare Mountain and Gold Ace faults, and shallowly southeast-dipping faults that cut or curve into east-dipping faults.

The Project is located on the southwestern flank of the Bare Mountain Complex and is underlain by moderately-deformed marine clastic and carbonate rocks of Late Proterozoic and Late Cambrian age that have been metamorphosed to greenschist grade. Tertiary and younger alluvium cover the lower slopes and the adjacent Armagosa Valley to the south and west. The east-dipping Gold Ace fault, locally termed the Good Hope fault zone, separates northeast dipping Late Proterozoic to Early Cambrian units in the footwall block from Middle to Late Cambrian units in the hanging wall block.

The gold mineralization in the Good Hope Deposit is spatially associated with, and along, the Good Hope fault zone, and is primarily hosted in altered and veined Wood Canyon Formation, and to a lesser extent, in the Juhl and Sutton Members of the Stirling Formation. Mineralization hosted along the contact between the Sutton and Morris Marble Members of the Stirling Formation is referred to as the Gold Ace Zone. Although there are small historic prospects along the Good Hope fault zone, most of the historic production came from the Gold Ace Zone.

Historical Operations

Historical exploration of the Project was completed by several other companies from 1976 to 2004, including Galli Exploration Associates (Galli Exploration), Teco Inc. (Teco), St. Joe Minerals Corporation (St Joe), Gexa Gold Corp (Gexa), Cloverleaf Gold Inc. (Cloverleaf), Homestake Mining Company (Homestake), Pathfinder Gold Corporation (Pathfinder), Bond Gold Exploration Inc. (Bond Gold), Barrick, US Nevada Gold Search (USNGS), Rayrock Mines, Inc (Rayrock), Glamis Gold, Ltd. (Glamis Gold), and Marigold Mining Company (Marigold Mining). Historical exploration included airborne geophysics, reverse circulation (RC) and core drilling, initial metallurgical testwork, mineral resource estimates and technical studies.

Canyon Resources acquired the Project in 2004, and together with Atna Resources Ltd. (Atna) and CR Reward, have completed data compilation and validation, ground induced polarization/resistivity geophysical surveys, RC and core drilling, mineral resource and mineral reserve estimates, metallurgical testwork, permitting studies, environmental baseline studies, and technical studies. The following permits and authorizations were granted to CR Reward in 2007:

●	Plan of Operations authorized under N-82840.

●	Water Pollution Control Permit (WPCP); WPCP NEV2007101.

●	General construction permit; NVR100000 CSW-17415.

●	Water rights permitted by Nevada Division of Water Resources (NDWR) under Mining, Milling, & Domestic permit 76390.

●	Mining reclamation permit granted by the Bureau of Mining Regulation and Reclamation (BMRR) under mine site permit #0300.

●	Nevada Bureau of Air Pollution Control (BAPC) authorized Class II Air Quality permit AP1041-2492.

Permitting

The current Project area includes public and private lands within Nye County, Nevada. The Project, therefore, falls under the jurisdiction and permitting requirements of Nye County, the State of Nevada (primarily the BMRR) and the BLM.

The following permits and authorizations were granted to CR Reward:

●	Plan of Operations authorized under N-82840.

●	Water Pollution Control Permit (WPCP); WPCP NEV2007101.

●	Water rights permitted by Nevada Division of Water Resources (NDWR) under Mining, Milling, & Domestic permit 76390 and permit 89658.

●	Mining reclamation permit granted by the Bureau of Mining Regulation and Reclamation (BMRR) under mine site permit #0300.

●	Nevada Bureau of Air Pollution Control (BAPC) authorized Class II Air Quality permit AP1041-2492.

The reader is referred to Evans et al. (2019) for additional information regarding permitting considerations for mining activities at the Project. Regarding exploration activities, during early phases of exploration, when surface disturbance is generally limited, authorization from the BLM is conditionally granted under a notice (40 CFR § 3890.21). There are currently no exploration notices associated with the Project and none are likely to be granted given the Project has a mine plan of operations (MPO) that was granted in 2020.

2023 Project Exploration Plans

Subject to funding, the Company’s focus in 2023 for exploration at the Reward Project is expanding the resource down-dip, and performing infill drilling where there are gaps in the current resource model.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted for trading on the OTCQB under the symbol “AUGG” and in traded on the Toronto Stock Exchange (or TSX) under the symbol “G”. Over-the-counter market quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As at March 14, 2023, there were 85,929,753 Common Shares issued and outstanding, and the Company had approximately 85 shareholders of record. On March 14, 2023, the closing price of the shares of common stock as reported by the Toronto Stock Exchange was C$1.20 and as quoted on OTCQB was $0.89.

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

Recent Repurchases of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

On September 30, 2011, the Company’s Board of Directors adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 750,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 750,000 options granted from the 2011 Plan in March 2015 (the “March 2015 Options”), with no outstanding options as of December 31, 2022.

On December 1, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan reserves 2,300,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company. There was a total of 675,000 options granted from the 2017 Plan in December 2017 (the “December 2017 Options”), with 225,002 outstanding as of December 31, 2022.

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time. The Company granted 5,825,000 options to officers, directors and employees of the Company in February 2021, 500,000 on August 30, 2021, 350,000 options on June 9, 2022, and 100,000 options on August 8, 2022, with 4,975,000 outstanding as of December 31, 2022.

The following table sets forth equity compensation plan information as of December 31, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (column a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	225,002	$0.86	0
Equity compensation plans approved by security holders	4,975,000	$1.48	3,442,973
Total	5,200,002	$1.45	3,442,973

Note: C$ converted to US$ based on an exchange rate of C$1.00/US$0.7383.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2022, and 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See section heading “Cautionary Note Regarding Forward-Looking Statements” above.

Results of Operations

Twelve Months Ended December 31, 2022 Compared to December 31, 2021

	Twelve Months Ended
	12/31/22	12/31/21
Operating expenses
General and administrative	$5,087,128	$4,664,565
Lease expense	21,000	16,000
Exploration, evaluation and project expense	5,739,534	7,909,333
Accretion expense	77,941	24,749
Depreciation expense	44,057	44,057
Total operating expenses	10,969,660	12,658,704

Net operating loss	(10,969,660)	(12,658,704)

Revaluation of warrant liability	(7,852,349)	15,857,500
Interest expense	(721,924)	0
Foreign currency exchange gain (loss)	(176,279)	253,236
Net income (loss)	$(19,720,212)	$3,452,032

For the twelve months ending December 31, 2022, the Company increased general and administrative expenses by approximately $422,000. The increase was due to the following year over year variances:

Twelve months ending	12/31/2022	12/31/2021	Variance
Accounting fees	$309,000	$257,000	$52,000
Legal and other professional fees	1,397,000	500,000	897,000
Marketing expense	50,000	87,000	(37,000)
Payroll	677,000	1,548,000	(871,000)
Corporate expenses & rent	176,000	273,000	(97,000)
Share based compensation	2,164,000	1,560,000	604,000
Insurance	162,000	121,000	41,000
Stock exchange fees	132,000	239,000	(107,000)
Other general expenses	20,000	80,000	(60,000)
Total	$5,087,000	$4,665,000	$422,000

●	Accounting fees increase resulted from higher costs for review procedures along with additional consulting fees needed for required regulatory filings and tax compliance. Management believes these increased costs will continue in future fiscal periods.
●	Legal fees and professional fees increased due to a legal agreement that was finalized in June 2022 along with professional consulting fees and an increase in franchise tax fees and other expenses. Management does believe that legal costs will be higher than prior periods moving forward due to the Company’s increased compliance costs and the implementation of regulatory changes in relation to property disclosure requirements in our filings with the SEC.
●	Marketing expense was lower as 2021 had additional amounts that were used for company and shareholder awareness projects.
●	The majority of payroll and corporate expenses was from the Company’s agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC Canada. Management expects payroll costs to increase in 2023 due to increased personnel and consultants added in the prior six months that will be retained moving forward.
●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan; 4,041,667 in the first quarter 2021 (adjusted for 1,783,333 canceled options); 500,000 in the third quarter 2021; 350,000 in the second quarter 2022; and 100,000 in the third quarter 2022.
●	Stock exchange fee variance is a result of the initial listing fee paid to the TSX in April 2021. Annual exchange fees will continue.

For the twelve months ending December 31, 2022, there was a variance $2,169,000 for the same period in 2021 in exploration and evaluation expenses. The increase was due to the following year over year variances:

Twelve months ending	12/31/2022	12/31/2021	Variance
Drilling	$1,572,000	$3,992,000	$(2,420,000)
Consultants/Contractors	2,607,000	1,670,000	937,000
Supplies and equipment	382,000	743,000	(361,000)
Assay	84,000	543,000	(459,000)
Water haulage	0	389,000	(389,000)
Overhead and payroll	778,000	298,000	480,000
Permits and fees	291,000	268,000	23,000
Other	26,000	6,000	20,000
Total	$5,740,000	$7,909,000	$(2,169,000)

In the fourth quarter of 2022, the Company continued with test work on metallurgical drill core samples from the Bullfrog deposit.  Preparation of a technical report for the Reward project continued.

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

On March 4, 2021, the Company issued 7,555,556 units pursuant to a private placement at a price of C$2.25 per unit for gross proceeds of C$17 million, each unit comprised of one share of common stock of the Company and one half of one common stock purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of C$2.80 per share for a period of three years from the date of issuance. Finders’ fees of C$450,000 were paid in connection with the private placement.

On January 20, 2023, the Company announced that it had closed a bought deal offering of units of Augusta Gold (the “Units”) for aggregate gross proceeds of approximately C$11.5 million, including the full exercise of the over-allotment option in the amount of C$1.5 million. Pursuant to the Offering, a total of 6,725,147 Units were sold at a price of C$1.71 per Unit. Each Unit was comprised of one share of the Company’s common stock and one-half of one common stock purchase warrant (each whole common stock purchase warrant, a “Warrant”). Each Warrant entitles the holder to acquire one share of the Company’s common stock at a price of C$2.30 until January 20, 2026.

Liquidity

As of December 31, 2022, the Company had total liquidity of $333,000 in cash and cash equivalents. The Company had negative working capital of $26,141,000 and an accumulated deficit of $39,894,000. For the twelve months ended December 31, 2022, the Company had negative operating cash flows before changes in working capital of $9,582,000 and a net loss of $19,720,000.

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

As of December 31, 2022, the capital structure of the Company consists of 79,204,606 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of December 31, 2022, and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$116,557	$150,594	$50,000	$650,000	$967,151
Capital Expenditure	30,000	-	-	-	30,000
	$146,557	$150,594	$50,000	$650,000	$997,151

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Richard Warke	63	Executive Chairman
John Boehner	73	Director
Daniel Earle	42	Director
Poonam Puri	50	Director
Lenard Boggio	68	Director
Donald R. Taylor	66	President, Chief Executive Officer, Director
Michael McClelland	45	Chief Financial Officer
Purni Parikh	53	Senior Vice President, Corporate Affairs and Corporate Secretary
Johnny Pappas	63	Vice President, Environmental & Permitting
Jim Wickens	58	Vice President, Operations
Tom Ladner	33	Vice President, Legal

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

Poonam Puri (appointed January 7, 2021)

Director

Poonam Puri is an experienced corporate director and professor of business law at Osgoode Hall Law School in Toronto. She is also a practicing lawyer and affiliated scholar at Davies Ward Phillips & Vineberg LLP. Ms. Puri currently serves on the boards of several public companies and Crown corporations including Colliers International Group Inc, DRI Healthcare Trust and the Canada Infrastructure Bank. She is also chair of the board of directors of Holland Bloorview Kids Rehabilitation Hospital in Toronto. Ms. Puri has been recognized with the Peter Dey Governance Achievement Award, the Law Society Medal, the Ontario Attorney General’s David Walter Mundell Medal, and the Royal Society of Canada’s Yvan Allaire Medal for excellence in contributions to governance. She is a past recipient of Canada’s Top 40 under 40 and has been recognized as one of the top 25 most influential lawyers in Canada by Canadian Lawyer Magazine. Ms. Puri earned her Bachelor of Laws degree from the University of Toronto, and she holds a Masters of Law degree from Harvard Law School.

Lenard Boggio (appointed January 20, 2021)

Director

Len Boggio was formerly a partner of PricewaterhouseCoopers LLP (PwC) where he served for more than 30 years until his retirement in May 2012. During that time, he was Leader of the B.C. Mining Group of PwC, a senior member of PwC’s Global Mining Industry Practice and an auditor of Canadian, U.S. U.K. and other internationally-listed mineral resource and energy clients. Mr. Boggio is a Fellow of the Chartered Professional Accountants of Canada (FCPA, FCA) and has served as president of the British Columbia Institute of Chartered Accountants and chairman of the Canadian Institute of Chartered Accountants.

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

Jim Wickens

Vice President, Operations

Jim Wickens brings over 35 years of experience in mining and operations. He has spent most of his career in operations with major gold producers Placer Dome and Barrick Gold in Canada and the United States. He was the Process Manager for Haile Gold Mine through the feasibility study and detailed engineering phases of the project. In addition to operations, Mr. Wickens has worked as a consultant to the mining industry in the fields of equipment supply and metallurgical laboratory testing. Mr. Wickens is active in the SME. currently serving on the MPD Executive Committee, and is the Founder and Past-Chairman of the Nevada Mineral Processors Subsection of SME. In 2022, Mr. Wickens was awarded a SME President’s Citation for Individual Service for his work pioneering the Nevada Mineral Processors Subsection. He obtained his B.A.Sc. in Mining and Mineral Process Engineering from the University of British Columbia in 1987.

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

Number and Terms of Office of Officers and Directors

The number of directors is established by the Board of Directors. Our Board currently consists of six (6) directors. Each elected director will serve until the Company’s next annual meeting of shareholders and until a successor is elected and qualified.

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

Mr. Warke is the sole officer and director of Augusta Investments Inc. (“Augusta”), the Company’s largest stockholder. On October 26, 2020, the Company closed a private placement of units with Augusta pursuant to which Augusta gained control of the Company. Upon gaining control Augusta appointed Daniel Earle and Donald Taylor as directors of the Company and Michael McClelland and Johnny Pappas as officers of the Company. Subsequently, Augusta’s appointed directors also appointed Purni Parikh and Tom Ladner as officers of the Company and Mr. Warke as the Chairman of the Company. Augusta controls 22,084,688 shares of common stock with the right to acquire an additional 18,865,727 shares underlying warrants and 533,333 vested options representing 39.4% of the issued and outstanding voting shares of the Company on a partially diluted basis as of the date hereof.

On September 14, 2022, the Company announced that it had entered into a loan with a company owned by the Company’s executive chairman for $22,232,561. The loan bears interest at a rate of prime plus 3%, is for a maximum period of 12 months, and is secured by the Company’s Bullfrog and Reward projects.

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

Summary Compensation Table

Name and Principal Position	Year	Salary(2) ($)	Bonus(4) ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Warke,	2022	$268,964	--	--	$88,845	--	--	--	$357,809
Executive Chairman	2021	$239,325	--	--	$871,672	--	--	--	$1,110,997

Donald Taylor,	2022	$250,000	--	--	$93,283	--	--	--	$343,283
Chief Executive Officer(3)	2021	$179,166	--	--	$584,794	--	--	--	$763,960

Michael McClelland,	2022	$129,885	$48,029	--	$44,423	--	--	--	$222,337
Chief Financial Officer	2021	$72,654	$37,119	--	$435,836	--	--	--	$545,609

Maryse Belanger,	2022	--	--	--	--	--	--	--	--
Chief Executive Officer(3)	2021	$100,231	--	--	--	--	--	--	$100,231

Johnny Pappas,	2022	$200,000	--	--	$38,260	--	--	--	$238,260
VP Environmental Permitting	2021	$160,000	--	--	$381,357	--	--	--	$541,357

Jim Wickens,	2022	$122,500			$232,012				$354,512
VP Operations	2021	--	--	--	--	--	--	--	--

(1)	Represents the aggregate grant date fair value computed in accordance with FASB 123.
(2)	Messrs Warke and McClelland were paid in C$ and translated into US$ using the average 2022 exchange rate per Bank of Canada of 1.3013 and 1.2535 for 2021. Payments made by the Company to Mr. Warke were to Augusta Capital Corporation, a private company 100% beneficially held by Mr. Warke.
(3)	Ms. Belanger was appointed CEO October 26,2020. Ms. Belanger’s salary was paid in C$ and translated into US$ at the average exchange rate for the fourth quarter of 2020 of 1.3030 and at the average of the first and second quarters of 2021 of 1.2471 per Bank of Canada. The Company appointed Mr. Taylor as CEO on April 13, 2021. Ms. Belanger resigned from the Company on that same date.
(4)	Paid in the first quarter of 2023.

Consulting Agreements

The Company has entered into a consulting agreement with Augusta Capital Corporation, a private company 100% beneficially held by Mr. Warke, Chairman of the Company. Under the terms of the agreement, Augusta Capital Corporation. is paid a monthly rate of C$29,167 and is eligible for an annual success fee of C$245,000 at the discretion of the Board. In the event of a change of control, Augusta Capital Corporation shall be paid a success fee of C$1,785,000. The agreement went into effect January 1, 2021 and remains in effect until terminated.

Employment Agreements

Donald Taylor, Michael McClelland, Johnny Pappas and Jim Wickens

The Company has entered into an employment or letter agreement with each of Mr. Taylor, Mr. McClelland and Mr. Pappas for an indefinite term. Each agreement provides for a base salary (as may be adjusted annually), a bonus, grant of Options, vacation time and various standard benefits including life, disability, medical, dental and reimbursement of reasonable expenses. Where applicable, the payment of a bonus is tied to corporate, operational and individual performance and the grant of Options are at the discretion of the Board. Bonuses are paid at the discretion of the Compensation Committee and the Board. Refer to the Summary Compensation Table above for compensation paid to, earned by or accrued for each of Mr. Taylor, Mr. McClelland and Mr. Pappas for fiscal year ended December 31, 2022.

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

Change of Control – Jim Wickens

If Mr. Wickens’ employment is terminated without cause or by him for good reason the Company will pay (in addition to basic entitlements for unpaid base salary to the date of termination, accrued and outstanding vacation pay and reimbursement for properly incurred business expenses) an amount in cash equal to two months plus one month for every year of service to a maximum of six months. Mr. Wickens will also be entitled to retain any vested securities granted to him under any compensation plan of the Company in accordance with such compensation plan. In the event that Mr. Wickens is terminated without cause or resigns for any reason within six months following a Change of Control, he will be entitled to an amount in cash equal to one and one-half times the aggregate of his then base annual salary and target bonus. All unvested Options held by Mr. Wickens at the time of a Change of Control will vest on the date of such Change of Control.

Maryse Belanger

On April 13, 2021, Ms. Maryse Belanger resigned as Chief Executive Officer, President and a director of the Company for personal reasons. Ms. Belanger’s resignation as a director of the Company was not a result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practice.

Outstanding equity awards at year end December 31, 2022

The following table sets forth the stock options granted to our named executive officers as of December 31, 2022. No stock appreciation rights have been awarded.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)		Name Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
Richard Warke	266,667	533,333	C$	2.00	2/22/2026	--
Donald Taylor	175,000	175,000	C$	2.00	2/22/2026	--
Donald Taylor	166,667	333,333	C$	2.00	8/30/2026	--
Michael McClelland	133,333	266,667	C$	2.00	2/22/2026	--
Johnny Pappas	116,667	233,333	C$	2.00	2/22/2026	--
Jim Wickens	--	250,000	C$	2.05	6/01/2027	--

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
John Boehner	--		--	--	--
Daniel Earle	--		--	--	--
Poonam Puri	--		--	--	--
Lenard Boggio	--		--	--	--

*	Represents the aggregate grant date fair value computed in accordance with FASB 123.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of the approximate date of this filing regarding the beneficial ownership of our common stock by:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;
●	our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

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

As of March 15, 2022 we had 85,929,753 shares of common stock outstanding.

Executive Officers and Directors

Name and Address	Shares Owned	Percentage
Richard Warke (1) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	41,483,748	39.4%

Don Taylor (2) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	890,000	1.0%

John Boehner (3) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	350,000	0.4%

Lenard Boggio (4) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	403,333	0.5%

Daniel Earle (5) Suite 2915, 181 Bay St Toronto, ON M5J 2T3	1,692,634	2.0%

Poonam Puri (6) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	416,666	0.5%

Michael McClelland (7) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	281,666	0.3%

Purni Parikh (8) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	675,000	0.8%

Johnny Pappas (9) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	356,666	0.4%

Jim Wickens Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	0	0.0%

Tom Ladner (10) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	175,000	0.2%

All executive officers and directors as a group (11 persons)	46,724,713	42.8%

Other 5% or Greater Stockholders (Common Stock)

Name and Address	Shares Owned	Percentage
Barrick Gold Corporation (11) Brookfield Place TD Canada Trust Tower 161 Bay Street, Suite 3700, Toronto, ON M5J 2S1	18,200,000	19.2%

Waterton Nevada Splitter, LLC P.O Box 309, Ugland House Grand Cayman Cayman Islands	7,800,000	6.7%

The Beling Family Trust David Beling, Trustee 897 Quail Run Drive Grand Junction, CO 81505	4,693,701	5.5%

(1)	Includes the following: 533,333 vested options, 22,084,688 shares of Common Stock and 18,865,727 shares underlying warrants, of which all of the shares of Common Stock and all of the shares underlying warrants are held by Augusta Investments Inc., a company wholly owned by Mr. Warke.

(2)	Includes the following: 516,666 vested options, 206,667 shares of Common Stock and 166,667 shares underlying warrants.

(3)	Includes the following: 350,000 vested options.

(4)	Includes the following: 350,000 vested options, 42,222 shares of Common Stock and 11,111 shares underlying warrants.

(5)	Includes the following: 350,000 vested options, 871,800 shares of Common Stock and 470,834 shares underlying warrants, of which all of the shares of Common Stock and all of the shares underlying warrants are held by 2210637 Ontario Ltd., a company wholly owned by Mr. Earle.

(6)	Includes the following: 350,000 vested options, 44,444 shares of Common Stock and 22,222 shares underlying warrants.

(7)	Includes the following: 266,666 vested options, 10,000 shares of Common Stock and 5,000 shares underlying warrants.

(8)	Includes the following: 266,666 vested options, 216,667 shares of Common Stock and 191,667 shares underlying warrants, or which 166,667 shares of Common Stock and 166,667 shares underlying warrants are held by Lions Gate Holdings Inc.

(9)	Includes the following: 266,666 vested options, 60,000 shares of Common Stock and 30,000 shares underlying warrants.

(10)	Includes the following: 100,000 vested options, 50,000 shares of Common Stock and 25,000 shares underlying warrants.

(11)	Includes 9,100,000 shares underlying warrants.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 13, 2022, Augusta Gold Corp. (the “Company”) entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”) to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company US$22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

The Purchase Agreement contains customary representations and warranties by the Company and Augusta Investments. The Purchase Agreement also contains certain covenants of the Company including maintaining its status as a reporting issuer, maintaining books and records, maintaining its properties, compliance with laws, not incurring additional indebtedness, except for liabilities for trade payables and expenses incurred in the ordinary course of business, and making certain filings to maintain and perfect the security interests of Augusta Investments under the Security Agreement (as defined below).

The Note bears interest at a rate of prime plus 3% and is for a maximum term of 12 months. The Note is secured by a first-priority, perfected security interest in all the assets of the Company pursuant to a guarantee and security agreement (the “Security Agreement”) and certain deeds of trust (the “Deeds of Trust”, collectively with the Purchase Agreement, the Note and the Security Agreement, the “Loan Documents”) to be finalized and filed by the Company in accordance with covenants in the Purchase Agreement and the Security Agreement.

Under the terms of the Note, the following events constitute an event of default permitting the holder of the Note to exercise remedies including accelerating the payment of the full amount of the Note plus Interest and exercising rights under the Security Agreement, including selling assets of the Company to satisfy obligations under the Note: (i) the Company shall default in the payment of any part of the principal or unpaid accrued interest on the Note for more than five (5) days after the maturity date or at a date fixed by acceleration or otherwise; (b) the Company shall fail to file the Deeds of Trust in accordance with the Purchase Agreement and such failure continues for more than 10 days or the Company shall fail to maintain perfected liens on all its assets in accordance with the Loan Documents and such failure continues for more than 30 days; (c) any representation or warranty made or deemed made by the Company in the Purchase Agreement or in the Security Agreement is incorrect in any material respect on the date as of which such representation or warranty was made or deemed made; (d) the Company fails to observe or perform (a) any covenant, condition or agreement contained in Section 3 or (b) any other covenant, obligation, condition or agreement contained in the Loan Documents and such failure continues for 30 days; (e) the Company fails to pay when due any of its material debts (other than debts arising under this Note) or any interest or premium thereon when due (whether by scheduled maturity, acceleration, demand or otherwise) and such failure continues after the applicable grace period, if any, specified in the agreement or instrument relating to such debt; (f) one or more judgments or decrees in an amount exceeding in the aggregate $1,000,000 shall be entered against the Company or its subsidiaries and such judgments or decrees shall not have been vacated, discharged, stayed or bonded pending appeal within 30 days from the entry thereof; (g) the Company shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition for bankruptcy, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, dissolution or similar relief under any present or future statute, law or regulation, or shall file any answer admitting the material allegations of a petition filed against the Company in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of the Company, or of all or any substantial part of the properties of the Company, or the Company or its respective directors or majority stockholders shall take any action looking to the dissolution or liquidation of the Company; or (h) within sixty (60) days after the commencement of any proceeding against the Company seeking any bankruptcy reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such proceeding shall not have been dismissed, or within sixty (60) days after the appointment without the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, such appointment shall not have been vacated.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2022, the fees billed by Davidson & Company LLP, our principal accountant, to us for services rendered for the review of the financial statements included in the quarterly reports on Form 10-Q filed with the SEC were $42,006 and $45,549 for the audit of the 2021 annual financial statements.

Audit-Related Fees

For the fiscal years ended December 31, 2022, and 2021, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal year ended December 31, 2022, there were $31,060 tax fees billed to us by our principal accountant for the 2021 tax return. For the fiscal year ended December 31, 2021, there were $15,800 tax fees billed to us by our principal accountant for the 2020 tax return.

All Other Fees

For the fiscal years ended December 31, 2022, and 2021, there were no fees billed to us by our principal accountant for services other than services described above.

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

Date: March 15, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
		Name:	Michael McClelland
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE

/s/ Donald R. Taylor	President and Chief Executive Officer	March 15, 2023
Donald R. Taylor	(Principal Executive Officer)

/s/ Michael McClelland	Chief Financial Officer	March 15, 2023
Michael McClelland	(Principal Financial and Accounting Officer)

/s/ Richard Warke	Executive Chairman	March 15, 2023
Richard Warke

/s/ John Boehner	Director	March 15, 2023
John Boehner

/s/ Daniel Earle	Director	March 15, 2023
Daniel Earle

/s/ Poonam Puri	Director	March 15, 2023
Poonam Puri

/s/ Donald R. Taylor	Director	March 15, 2023
Donald R. Taylor

/s/ Lenard Boggio	Director	March 15, 2023
Lenard Boggio

EXHIBIT INDEX

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2	(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
3.1	(17)	Amended and Restated Certificate of Incorporation
3.2	(20)	Amended and Restated Bylaws
4.1	*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	(10)	Form of Warrant
4.4	(14)	Form of Warrant
4.5	(18)	Form of Warrant
4.6	(24)	Form of Warrant Indenture
4.7	(24)	Form of Compensation Warrant
10.1	(3)	Form of Directors and Officers Indemnification Agreement
10.2	(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.3	(3)	Form of 2011 Incentive Stock Option Agreement
10.4	(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.5	(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.6	(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.7	(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.8	(1)	Employment Agreement between the Company and Mr. David Beling***
10.9	(5)	Option Agreement dated March 23, 2015
10.10	(8)	Form of Warrant
10.11	(9)	2017 Equity Incentive Plan***
10.12	(11)	2021 Stock Option Plan***
10.13	(12)	Term Sheet
10.14	(12)	Letter Agreement Mineral Lease and Option to Purchase
10.15	(13)	Amendment to Letter Agreement
10.16	(13)	Second Amendment to Letter Agreement
10.17	(14)	Membership Interest Purchase Agreement
10.18	(15)	Form of Indemnity Agreement
10.19	(15)	Form of Royalty Deed
10.20	(15)	Form of Investor Rights Agreement
10.21	(19)	Stock Option Plan***
10.22	(21)	Membership Interest Purchase Agreement dated April 21, 2022
10.23	(22)	Deed of Trust
10.24	(23)	Secured Promissory Note Purchase Agreement
10.25	(23)	Secured Promissory Note
10.26	(23)	Security Agreement
21	(3)	List of Subsidiaries
23.1	*	Consent of Davidson & Company LLP
31.1	*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith.
***	Indicates management contract or compensatory arrangement.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 18, 2012.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2011

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2011.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2012.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2015.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2017.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2017.

(10)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC January 21, 2020.

(11)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC February 26, 2021.

(12)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC September 11, 2020.

(13)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 9, 2020.

(14)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 15, 2020.

(15)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 29, 2020.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2021

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2023

AUGUSTA GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Augusta Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Augusta Gold Corp. (the “Company”), as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Augusta Gold Corp. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency of approximately $26.1 million, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Description of Critical Audit Matter – Asset Retirement Obligation

As described in Note 1 to the consolidated financial statements, the Company’s asset retirement obligation (“ARO”) totaled $2.8 million at December 31, 2022. We considered the Company’s ARO a critical audit matter due to high professional judgement by management when assessing this obligation, including the assessment of the nature and extent of future work to be performed, the future cost of performing the rehabilitation work, the timing of when the rehabilitation will take place and economic assumptions such as the discount rate and inflation rates applicable to future cash outflows associated with rehabilitation activities to bring them to their present value.

How we addressed Critical Audit Matter

We reviewed the Company’s calculation of its ARO, and verified the valuation of the principal components of the provision in accordance with ASC 410-20. To audit the ARO liability, our procedures included evaluating the methodology used, and testing the significant assumptions in the ARO calculations. We held discussions and assessed the qualifications of management’s expert who prepares the estimates, and obtained corroborating information with regards to the nature, timing, and amount of the anticipated cash outflows. We also compared assumptions including the credit-adjusted risk-free rate, and inflation rate to current market data. Finally we performed recalculation to verify the accuracy of the estimate.

Description of the Critical Audit Matter – Acquisition of CR Reward LLC

As described in Note 2 to the consolidated financial statements, the Company acquired the outstanding membership interests of CR Reward LLC ("CR Reward") during the year, for total consideration of $46.2 million in cash and shares. We considered the acquisition a critical audit matter due to the importance of the transaction to the users of the financial statements in addition to the significance of management estimates involved. Material management estimates and judgments were required to determine the value of consideration paid, the allocation of the consideration to the fair values of the assets and liabilities acquired, and the determination of whether the transaction constituted an asset acquisition or business combination under ASC 805.

How we addressed the Critical Audit Matter

We reviewed the acquisition agreement, CR Reward's acquisition date assets and liabilities, and the guidance under ASC 805 to determine whether the transaction was an asset acquisition or business combination. We verified that management had identified the measurement date for the transaction based on the closing date of the acquisition. We reviewed management's estimates and judgements in determining the fair value of consideration paid, including non-cash consideration, deferred consideration, and transaction costs. Finally we assessed that a materially complete listing of acquired assets and liabilities had been prepared, and that the purchase consideration was appropriately allocated on the basis of relative fair value among the acquired assets and liabilities.

Except for the matter described in the Going Concern section, we have determined that there are no other critical audit matters to communicate in our auditor’s report.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 15, 2023

PCAOB ID Number: 731

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND DECEMBER 31, 2021

(Expressed in US dollars)

Assets	12/31/22	12/31/21

Current assets
Cash	$332,813	$19,581,707
Prepaid	156,959	193,055
Deferred stock issuance costs	121,424	0
Deposits	7,028	7,028
Total current assets	618,224	19,781,790

Other assets
Property and equipment, net	1,088,449	293,515
Mineral properties, net	58,962,286	12,077,511
Total other assets	60,050,735	12,371,026

Total assets	$60,668,959	$32,152,816

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$2,906,285	$284,047
Note payable and accrued interest - related party	22,843,322	0
Asset retirement obligation	1,009,496	968,000
Total current liabilities	26,759,103	1,252,047

Long term liabilities
Asset retirement obligation, net of current	1,804,939	900,265
Warrant liability	15,615,406	7,760,757
Total long term liabilities	17,420,345	8,661,022

Total liabilities	44,179,448	9,913,069

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 12/31/22 and 12/31/21	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero and 677,084 shares of common stock as of 12/31/22 and 12/31/21, respectively	0	67
Common stock, 750,000,000 shares authorized, $ .0001 par value; 79,204,606 shares issued and outstanding as of 12/31/22 and 70,519,188 shares issued and outstanding as of 12/31/21	7,920	7,052
Additional paid in capital	56,375,344	42,406,169
Accumulated deficit	(39,893,753)	(20,173,541)

Total stockholders’ equity	16,489,511	22,239,747

Total liabilities and stockholders’ equity	$60,668,959	$32,152,816

Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in US dollars)

	Twelve Months Ended
	12/31/22	12/31/21
Operating expenses
General and administrative	$5,087,128	$4,664,565
Lease expense	21,000	16,000
Exploration, evaluation and project expense	5,739,534	7,909,333
Accretion expense	77,941	24,749
Depreciation expense	44,057	44,057
Total operating expenses	10,969,660	12,658,704

Net operating loss	(10,969,660)	(12,658,704)

Revaluation of warrant liability	(7,852,349)	15,857,500
Interest expense	(721,924)	0
Foreign currency exchange gain (loss)	(176,279)	253,236
Net income (loss)	$(19,720,212)	$3,452,032

Weighted average common shares outstanding – basic	75,373,892	68,251,261
Weighted average common shares outstanding – diluted	75,373,892	69,070,013

Earnings (loss) per common share – basic	$(0.26)	$0.05
Earnings (loss) per common share – diluted	$(0.26)	$0.05

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders’
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2020	3,093,751	$309	55,842,715	$5,584	$26,276,997	$(23,625,573)	2,657,317
Conversion of warrants	0	0	4,015,915	401	4,494,250	0	4,494,651
Conversion of preferred stock	(2,416,667)	(242)	2,416,667	242	0	0	0
Conversion of options	0	0	688,334	69	325,181	0	325,250
Stock based compensation	0	0	0	0	1,560,452	0	1,560,452
Placement - March	0	0	7,555,557	756	13,056,047	0	13,056,803
Warrant liability	0	0	0	0	(3,306,758)	0	(3,306,758)
Net loss	0	0	0	0	0	3,452,032	3,452,032
December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	$22,239,747

Conversion of warrants	0	$0	208,334	$21	$289,317	$0	289,338
Stock based compensation	0	0	0	0	2,164,055	0	2,164,055
Conversion of preferred stock	(677,084)	(67)	677,084	67	0	0	0
Purchase of CR Reward	0	0	7,800,000	780	11,515,803	0	11,516,583
Net loss	0	0	0	0	0	(19,720,212)	(19,720,212)
December 31, 2022	0	$0	79,204,606	$7,920	$56,375,344	$(39,893,753)	$16,489,511

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in US dollars)

	Twelve Months Ended
	12/31/22	12/31/21

Cash flows from operating activities
Net income (loss)	$(19,720,212)	$3,452,032
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	77,941	24,749
Depreciation expense	44,057	44,057
Revaluation of warrant liability	7,852,349	(15,857,500)
Share based compensation	2,164,055	1,560,452
Change in operating assets and liabilities:
Prepaid expenses	36,096	34,085
Deferred stock issuance costs	(121,424)	0
Debt issuance costs	(46,317)	0
Deposits	0	324,961
Accounts payable	2,434,042	(462,762)
Accrued interest	657,079	0
Asset retirement obligation	(132,629)	(158,822)

Net cash used in operating activities	(6,754,963)	(11,038,748)

Cash flows from investing activity
Acquisition of mineral properties	(34,176,839)	(79,897)
Acquisition of property and equipment	(838,991)	(312,579)

Net cash used in investing activities	(35,015,830)	(392,476)

Cash flows from financing activities
Proceeds from private placement of stock	0	13,056,803
Proceeds from note payable - related party	22,232,561	0
Proceeds from conversion of options	0	325,250
Proceeds from conversion of warrants	289,338	3,289,151

Net cash provided by financing activities	22,521,899	16,671,204

Net increase (decrease) in cash	(19,248,894)	5,239,980

Cash, beginning of period	19,581,707	14,341,727

Cash, end of period	$332,813	$19,581,707

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$99,576	$866,638
Reclassification of warrant liability upon conversion	$0	$1,205,507
Incurrence of asset retirement obligation	$1,100,434	$0
Stock issued for purchase of CR Reward	$11,516,583	$0
Conversion of preferred stock	$67	$242
Exploration and evaluation cost in accounts payable	$208,919	$18,423
Warrant liability from units placement	$0	$3,306,758

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

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

Going Concern and Management’s Plans

As at December 31, 2022, the Company has a working capital deficiency of approximately $26,100,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On December 31, 2022, the Company’s cash balance was $332,813. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates have been made for stock-based compensation, asset retirement obligation, warrant liability and whether acquisitions of Bullfrog Mines and CR Reward constituted an asset acquisition or business combination and the related determination of the fair value of purchase consideration and acquired assets and liabilities.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,774,193 at the Bullfrog Project and $1,040,242 at the Reward Project. During the period ended December 31, 2022, we incurred certain costs related to the ARO estimate that has an effect on the accretion and estimated costs.

	2022	2021
Balance, January 1	$1,868,265	$1,135,700
Accretion	77,941	24,749
Costs applied to ARO balance	(132,629)	(158,822)
Acquisition of CR Reward ARO	1,100,434	0
Change in estimates	(99,576)	866,638
Balance, December 31 (current)	$1,009,496	$968,000
Balance, December 31 (long term)	$1,804,939	$900,265

Life of mine	2028	2028
Discount rate	4.0%	1.5%
Inflation rate (average)	2.2%	2.0%

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

At December 31, 2022, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 4.0% and a total undiscounted amount for the estimated future cash flows is $1,868,708 at the Bullfrog Project and $1,313,204 at the Reward Project.

The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $1,765,661 and $1,161,725 respectively.

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

The fair value of cash, deposits, accounts payable and notes payable approximates their carrying values due to their short term to maturity. The warrant liabilities are measured using level 3 inputs (Note 4).

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2022 and December 31, 2021. The periods ended December 31, 2022, 2020, 2019 and 2018 are open to examination by taxing authorities.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Twelve Months Ended
	12/31/2022	12/31/2021
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$(19,720,212)	$3,452,032
Basic weighted average shares outstanding	75,373,892	68,251,261
Assumed conversion of dilutive shares	0	818,752
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	75,373,892	69,070,013
Basic Earnings (Loss) Per Common Share	$(0.26)	$0.05
Diluted Earnings (Loss) Per Common Share	$(0.26)	$0.05

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

Recent Accounting Pronouncements

The FASB issued the following Accounting Standards Updates, which have not had, and are not expected to have a material impact on our financial condition, results of operations, cash flows or related disclosures upon adoption:

●	Equity Instruments: ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options). This update was effective for our fiscal year beginning January 1, 2022.

●	Leases: ASU 2021-05, Leases – Certain Lease Payments with Variable Lease Payments (ASC 842). This update was effective for our fiscal year beginning January 1, 2022.

NOTE 2 - MINERAL PROPERTIES

	Mineral	Property and
	properties	equipment	Total
Cost
As of December 31, 2020	$11,130,976	$25,625	$11,156,601
Additions	946,535	312,579	1,259,114
As of December 31, 2021	12,077,511	338,204	12,415,715
Additions	46,884,775	838,991	47,723,766
As of December 31, 2022	$58,962,286	$1,177,195	$60,139,481

Accumulated depreciation
As of December 31, 2020	$0	$632	$632
Depreciation expense	0	44,057	44,057
As of December 31, 2021	0	44,689	44,689
Depreciation expense	0	44,057	44,057
As of December 31, 2022	$0	$88,746	$88,746

Net book value on December 31, 2022	$58,962,286	$1,088,449	$60,050,735

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

On June 13, 2022, the Company completed the acquisition of the outstanding membership interests (collectively, the “CR Interests”) of CR Reward LLC, a wholly-owned subsidiary of Waterton (“CR Reward”), pursuant to a membership interest purchase agreement with Waterton Nevada Splitter, LLC (“Waterton”). CR Reward holds the Reward Project located seven miles from the Company’s Bullfrog Project in Nevada. The CR Interests were acquired for the following consideration: (a) $12,500,000 in cash paid at the closing; plus (b) the issuance of 7,800,000 shares of Augusta Gold common stock at closing; plus (c) $22,126,000 in cash paid on September 14, 2022 (comprising collectively the “Second Payment” and the “Deferred Payment”).

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

The following is the consideration paid in the CR Reward acquisition:

Consideration:
Cash	$12,500,000
Grant date fair value of 7,800,000 shares issued	11,516,583
Transaction fees	61,488
Second Payment	4,626,000
Deferred Payment	17,500,000
Total consideration	$46,204,071

Net assets acquired
Cash	$1,299
Prepaids	9,658
Property and plant	838,992
Mineral properties	46,465,056
Accounts payable	(10,500)
Asset retirement obligation	(1,100,434)
Total net assets acquired	$46,204,071

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

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2022, and 2021:

Options converted to common shares
Date	Shares
January-21	295,833	$0.15
January-21	333,334	$0.82
February-21	59,167	$0.15

Warrants converted to common shares

Date	Shares
January-21	387,467	C$	1.20
January-21	266,685		$0.60
January-21	83,333		$0.90
February-21	573,174	C$	1.20
February-21	941,669		$0.60
March-21	41,667	C$	1.20
March-21	50,000		$0.60
April-21	41,667	C$	1.20
April-21	312,501		$0.90
May-21	41,667	C$	1.20
May-21	1,229,167		$0.90
October-21	6,500	C$	1.20
December-21	40,418	C$	1.20
June-22	208,334	C$	1.80

Preferred shares converted to common shares

Date
January-21	2,416,667
May-22	677,084

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

On May 4, 2022, 677,084 shares of Series B Preferred Stock were converted shares of common stock. As of December 31, 2022, there were no Preferred Stock shares outstanding.

Common Stock Options

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time.

The details with respect to option grants over the years ended December 31, 2022 and 2021 are as follows:

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

The Company granted 350,000 options to an officer and an employee of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the June 2022 options of $324,816 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
350,000	C$2.05	3.5 years	83.7%	2.94%

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

For the twelve months ended December 31, 2022, the Company recognized share-based compensation expense related to the stock options of $2,164,055. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

Stock Option Activity

A summary of the stock options as of December 31, 2022, and changes during the periods are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2020	913,336		$0.57	6.26	$1,286,650
Exercised	688,334		0.47	0	0
Issued	6,325,000	C$	3.00	0	0
Canceled	1,750,000	C$	3.00	0	0
Balance at December 31, 2021	4,800,002		$1.55	4.36	29,817
Exercised	0		0.00	0	0
Issued	450,000	C$	2.03	5.00	0
Canceled	50,000	C$	2.00	0	0
Balance at December 31, 2022	5,200,002		$1.56	3.45	$57,468
Options exercisable at December 31, 2022	2,025,002		$1.51	3.55	$57,468

Warrant Activity

Total outstanding warrants of 31,002,785 as of December 31, 2022, were as follows:

	Warrants Issued			Total
Warrants issued (includes expired warrants)	1,434,522	27,433,335	3,777,784	32,645,641
Issued date	1/16/2020	10/26/2020	3/4/2021
Expiration date	1/15/2022	10/26/2024	3/4/2024
Exercise price (Canadian $)	$1.20	$1.80	$2.80

Balance at December 31, 2020	1,348,636	27,433,335	0	28,781,971
Exercised	1,132,560	0	0	1,132,560
Issued	0	0	3,777,784	3,777,784
Expired	0	0	0	0
Balance at December 31, 2021	216,076	27,433,335	3,777,784	31,427,195
Exercised	0	208,334	0	208,334
Issued	0	0	0	0
Expired	216,076	0	0	216,076
Balance at December 31, 2022	0	27,225,001	3,777,784	31,002,785

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The October 2020 Warrants and March 2021 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the October 2020 Warrants and March 2021 Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020, using Black-Scholes valuation technique. For the twelve months ending December 31, 2022, the warrant liability was valued at $13,604,506 with the following assumptions:

	10/26/20	12/31/21	12/31/22
Fair market value of common stock	$1.26	$0.95	$1.40
Exercise price	$1.38	$1.42	$1.33
Term	4 years	2.8 years	1.8 years
Volatility range	68.4%	78.8%	101.5%
Risk-free rate	0.18%	0.97%	4.41%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. For the twelve months ending December 31, 2022, the warrant liability was valued at $2,010,900 with the following assumptions:

	3/4/21	12/31/21	12/31/22
Fair market value of common stock	$1.97	$0.95	$1.40
Exercise price	$2.21	$2.22	$2.07
Term	3 years	2.2 years	1.2 years
Volatility range	72.7%	81.8%	116.0%
Risk-free rate	0.32%	0.73%	4.73%

NOTE 5 - RELATED PARTY

On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which is under common control of a director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

The payment of the obligations of the Company under the Note is also guaranteed by each of the subsidiaries of the Company pursuant to the Security Agreement. The Company paid Augusta Investments an origination fee of 0.5% of the amount of the Loan on the closing of the issuance of the Note pursuant to the Purchase Agreement. The following is the balance of the Loan as of December 31, 2022:

Total principal	$22,232,561
Deferred financing costs, net	(46,317)
Accrued interest	657,078
Total	$22,843,322

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

The Company was charged for the following with respect to this arrangement for the twelve months ended December 31, 2022, and 2021:

	Twelve Months Ended
	12/31/2022	12/31/2021
Salaries and benefits	$323,047	$932,470
Office	90,587	175,398
Operating expenses	85,832	97,910
Total	$499,466	$1,205,778

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $183,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2023	95,557
2024	87,594
Total	$183,151

The Company granted 5.8 million stock options in February 2021 to officers, directors and employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Options have an exercise price of C$3.00 per share and expire five years from the date of grant. Additionally, as part of the 5.8 million stock options issued the CEO, CFO and directors received 350,000, 400,000 and 2,200,000, respectively. Ms. Maryse Belanger resigned as Chief Executive Officer, President and a Director of Augusta Gold. On April 13, 2021, Mr. Donald Taylor, was appointed President and Chief Executive Officer and received 500,000 options in August 2021 and compensation of $158,333.  There were 4,575,000 officers, directors and employees options issued and outstanding as of December 31, 2021 with a share based compensation expense of $1,560,452.

During 2022, there were 450,000 stock options issued to officers and employees of the Company. Of those options, 350,000 have a C$2.05 exercise price and 100,000 have a C$1.96 exercise price and all expire five years from date of grant. As of December 31, 2022, there were 4,975,000 options issued and outstanding to officers, directors and employees of the Company with a share based compensation expense of $2,164,055.

The Company entered into a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman.  ACC invoiced the Company C$350,000 and C$116,668 during 2022 and 2021, respectively, for consulting services.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four leases underlying the Reward property which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. Once in production, each agreement attracts payment of net smelter royalties as per the following table.

	Connolly	Webster (1)	Orser	Meeteren	Total
2023	$10,000	$7,500	$20,000	$2,400	$39,900
2024	-	-	$20,000	$2,400	$22,400
2025	-	-	-	$2,400	$2,400
2026	-	-	-	$2,400	$2,400
2027	-	-	-	$2,400	$2,400
2028	-	-	-	$2,400	$2,400
2029	-	-	-	$2,400	$2,400
2030	-	-	-	$2,400	$2,400
Applicable NSRs	3%	3%	3%	3%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $111,000 as of December 31, 2022, and makes lease payments on the following schedule:

Payment due July	Annual Payment
2023-2026	$21,000
2027-2031	$25,000
2032-2036	$30,000
2037-2041	$40,000
2042-2046	$45,000

On October 29, 2014, RMM entered into an Option Agreement (the “Mojave Option”) with Mojave Gold Mining Corporation (“Mojave”). Mojave holds the purchase rights to 100% of 12 patented mining claims. This property is contiguous to the Company’s Bullfrog Project.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges, encumbrances and claims, except a sliding scale Net smelter return (or NSR) royalty.

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 in October 2014, and RMM must pay to Mojave a total of $190,000 over the next 10 years of which the Company has made all required payments and paid $160,000 as of December 31, 2022, and one remaining payment for $30,000 to be paid in 2023.

On December 9, 2020, Bullfrog Mines entered into a mining option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the “Abitibi Option”) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. The Abitibi Option was amended on December 9, 2022, to extend the exercise deadline and to increase the last payment amount required to exercise the option. Bullfrog Mines made an initial payment to Abitibi of C$25,000 and exercised the Abitibi Option in full on January 30, 2023, by:

●	Paying to Abitibi C$50,000 in cash before December 9, 2021;
●	Paying to Abitibi C$78,750 in cash before January 30, 2023; and
●	Granting to Abitibi a 2% net smelter royalty on the claims subject to the Abitibi Option on January 30, 2023, of which Bullfrog Mines has the option to purchase 0.5% for C$500,000 on or before December 9, 2030.

The Company is from time to time involved in various legal proceedings related to its business. Except as disclosed here in, management does not believe that adverse decisions in any pending or threatened proceedings or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 7 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2022, and 2021 consisted of the following:

	2022	2021
Federal statutory income tax rate on net loss	21.0%	21.0%
Change in valuation allowance	-24.9%	-24.9%
Tax rate change	-3.9%	-3.9%
Effective tax rate	0.0%	0.0%

The components of the deferred tax assets and liabilities as of December 31, 2022, and 2021 are as follows:

	2022	2021
Deferred tax assets:
Federal and state net operating loss carryovers	$7,101,189	$4,948,126
Other	(51,856)	(125,526)
Mineral property	846,917	590,282
Stock compensation	1,181,448	643,248
Warrant revaluation	4,395,374	6,348,253
Total deferred tax asset	$13,473,072	$12,404,383
Less: valuation allowance	(13,473,072)	(12,404,383)
Deferred tax asset	$0	$0

The Company has approximately a $28,553,000 and $20,001,000 net operating loss carryover as of December 31, 2022, and December 31, 2021, respectively. The net operating loss may offset against taxable income, with $6,619,000 of the net operating loss carryover begins expiring in 2030 and $21,934,000 with no expiry date may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance that eliminates the deferred tax asset as of December 31, 2022, and 2021, as the likelihood of the realization of the tax benefits cannot be determined.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the state of and Colorado. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 8 - SUBSEQUENT EVENTS

On January 20, 2023, the Company closed a “bought deal” underwritten offering (the “Offering”) of 6,725,147 units (“Units”) of the Company at a price of C$1.71 per Unit, including the units issued pursuant to the full exercise of the over-allotment option by the underwriters in the Offering (the “Underwriters”), for aggregate gross proceeds of approximately C$11.5 million before deducting Offering expenses.

In connection with the closing of the Offering, the Company entered into a Warrant Indenture dated January 20, 2023 (the “Warrant Indenture”) with Endeavor Trust Corporation, as the warrant agent, pursuant to which the Company issued Warrants to purchase up to a maximum of 3,362,573 Warrant Shares. Each Warrant is exercisable at any time after January 20, 2023, and prior to January 20, 2026.

In connection with the Offering, the Company paid the Underwriters cash compensation equal to 5.0% of the aggregate gross proceeds of the Offering and issued to the Underwriters 336,257 common stock purchase warrants (the “Compensation Warrants”). Each Compensation Warrant is exercisable for one share of common stock (each, a “Compensation Warrant Share”) at a price of C$1.71 for a period of 12 months following the closing of the Offering.