Form 10-Q
period 2023-03-31
AUGUSTA GOLD CORP.
filed 2023-05-08
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,959,753 shares of common stock, par value $0.0001, were outstanding on May 8, 2023.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(Expressed in US dollars)

	3/31/23	12/31/22
Assets
Current assets
Cash	$3,590,769	$332,813
Prepaid	203,546	156,959
Deferred stock issuance costs	0	121,424
Deposits	7,028	7,028
Total current assets	3,801,343	618,224

Other assets
Equipment, net	1,077,435	1,088,449
Reclamation bonds	1,115,813	0
Mineral properties, net	58,962,286	58,962,286
Total other assets	61,155,534	60,050,735

Total assets	$64,956,877	$60,668,959

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$1,011,613	$2,906,285
Note payable and accrued interest - related party	23,470,037	22,843,322
Asset retirement obligation	1,050,400	1,009,496
Total current liabilities	25,532,050	26,759,103

Long term liabilities
Asset retirement obligation, net of current	1,756,932	1,804,939
Warrant liability	9,060,690	15,615,406
Total long term liabilities	10,817,622	17,420,345

Total liabilities	36,349,672	44,179,448

Stockholders' equity
Preferred stock,250,000,000shares authorized, $0.0001par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 3/31/23 and 12/31/22	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 3/31/23 and 12/31/22	0	0
Common stock, 750,000,000 shares authorized, $ .0001 par value; 85,929,753 shares issued and outstanding as of 3/31/23 and 79,204,606 shares issued and outstanding as of 12/31/22	8,593	7,920
Additional paid in capital	63,046,407	56,375,344
Accumulated deficit	(34,447,795)	(39,893,753)

Total stockholders' equity	28,607,205	16,489,511

Total liabilities and stockholders' equity	$64,956,877	$60,668,959

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in US dollars)

	Three Months Ended
	3/31/23	3/31/22
Operating expenses
General and administrative	$1,315,572	$1,067,879
Exploration, evaluation and project expense	724,270	338,639
Accretion expense	27,907	7,099
Depreciation expense	11,014	11,014
Total operating expenses	2,078,763	1,424,631

Net operating loss	(2,078,763)	(1,424,631)

Revaluation of warrant liability	8,223,387	(206,193)
Interest expense	(626,715)	0
Foreign currency exchange gain (loss)	(71,951)	209,611
Net income (loss)	$5,445,958	$(1,421,213)

Weighted average common shares outstanding – basic	84,435,276	70,519,188
Weighted average common shares outstanding – diluted	84,660,278	70,519,188

Earnings (loss) per common share – basic	$0.06	$(0.02)
Earnings (loss) per common share – diluted	$0.06	$(0.02)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders'
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	22,239,747
Stock based compensation	0	0	0	0	438,522	0	438,522
Net loss	0	0	0	0	0	(1,421,213)	(1,421,213)
March 31, 2022	677,084	$67	70,519,188	$7,052	$42,844,691	$(21,594,754)	$21,257,056

December 31, 2022	0	$0	79,204,606	$7,920	$56,375,344	$(39,893,753)	16,489,511
Stock based compensation	0	0	0	0	472,981	0	472,981
Placement - January	0	0	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	0	0	(1,668,671)	0	(1,668,671)
Net income	0	0	0	0	0	5,445,958	5,445,958
March 31, 2023	0	$0	85,929,753	$8,593	$63,046,407	$(34,447,795)	$28,607,205

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in US dollars)

	Three Months Ended
	3/31/23	3/31/22

Cash flows from operating activities
Net income (loss)	$5,445,958	$(1,421,213)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	27,907	7,099
Depreciation expense	11,014	11,014
Revaluation of warrant liability	(8,223,387)	206,193
Share based compensation	472,981	438,522
Change in operating assets and liabilities:
Prepaid expenses	(46,587)	58,753
Deferred stock issuance costs	121,424	0
Debt issuance costs	37,401	0
Accounts payable	(1,894,673)	177,361
Accrued interest	589,315	0
Asset retirement obligation	(35,010)	(35,014)
Net cash used in operating activities	(3,493,657)	(557,285)

Cash flows from financing activities
Proceeds from private placement of stock	8,568,651	0
Share issuance costs	(701,225)
Increase in surety bond collateral	(1,115,813)	0
Net cash provided by financing activities	6,751,613	0
Net increase (decrease) in cash	3,257,956	(557,285)

Cash, beginning of period	332,813	19,581,707
Cash, end of period	$3,590,769	$19,024,422

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$0	$120,877
Warrant liability from units placement	$1,668,671	$0

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

Principles of Consolidation

The consolidated financial statements include the accounts of Augusta Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”), Bullfrog Mines LLC (“Bullfrog Mines”), CR Reward, LLC (“CR Reward” or “Reward”), Augusta Gold BC (“BC Co”) and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”). All significant inter-entity balances and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

As at March 31, 2023, the Company has a working capital deficiency of approximately $21,700,000.  The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On March 31, 2023, the Company’s cash balance was approximately $3,600,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,742,131 at the Bullfrog Project and $1,065,201 at the Reward Project. During the period ended March 31, 2023, we incurred certain costs related to the ARO estimate that has an effect on the accretion and estimated costs.

	2023	2022
Balance, January 1	$2,814,435	$1,868,265
Accretion	27,907	7,099
Costs applied to ARO balance	(18,343)	(35,014)
Change in estimates	(16,667)	120,877
Balance, March 31 (current)	$1,050,400	$1,039,786
Balance, March 31 (long term)	$1,756,932	$921,441
Life of mine	2028	2028
Discount rate	3.6%	2.4%
Inflation rate (average)	2.2%	2.0%

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

At March 31, 2023, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 3.6% and a total undiscounted amount for the estimated future cash flows is $1,811,651 at the Bullfrog Project and $1,313,204 at the Reward Project.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of March 31, 2023 and December 31, 2022. The periods ended December 31, 2022, 2021, 2020, 2019, and 2018 are open to examination by taxing authorities.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended
	3/31/2023	3/31/2022
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$5,445,958	$(1,421,213)
Basic weighted average shares outstanding	84,435,276	70,519,188
Assumed conversion of dilutive shares	225,002	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	84,660,278	70,519,188
Basic Earnings (Loss) Per Common Share	$0.06	$(0.02)
Diluted Earnings (Loss) Per Common Share	$0.06	$(0.02)

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three months ended March 31, 2023. The options and warrants that were not included in the diluted weighted average shares calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.  The following details the dilutive and anti-dilutive shares:

	Dilutive shares	Anti-dilutive shares
	In the money	Out of the money	Total
Options	225,002	4,975,000	5,200,002
Warrants	0	34,701,615	34,701,615
Total	225,002	39,676,615	39,901,617

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral	Property and
	properties	equipment	Total
Cost
As of December 31, 2021	$12,077,511	$338,204	$12,415,715
Additions	46,884,775	838,991	47,723,766
As of December 31, 2022	58,962,286	1,177,195	60,139,481
Additions	0	0	0
As of March 31, 2023	$58,962,286	$1,177,195	$60,139,481

Accumulated depreciation
As of December 31, 2021	$0	$44,689	$44,689
Depreciation expense	0	44,057	44,057
As of December 31, 2022	0	88,746	88,746
Depreciation expense	0	11,014	11,014
As of March 31, 2023	$0	$99,760	$99,760

Net book value on March 31, 2023	$58,962,286	$1,077,435	$60,039,721

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at March 31, 2023 is $1,115,813, for total coverage of $3,188,036.

NOTE 3 - STOCKHOLDER’S EQUITY

On January 20, 2023, the Company closed its offering (the “Offering”) of 6,725,147 units (“Units”) of the Company at a price of C$1.71 per Unit, including the units issued pursuant to the full exercise of the over-allotment option by the underwriters in the Offering (the “Underwriters”), for aggregate gross proceeds of approximately C$11,500,000 before deducting Offering expenses.

In connection with the closing of the Offering, the Company entered into a Warrant Indenture dated January 20, 2023 (the “Warrant Indenture”) with Endeavor Trust Corporation, as the warrant agent, pursuant to which the Company issued Warrants to purchase up to a maximum of 3,362,573 Warrant Shares. Each Warrant is exercisable at any time after January 20, 2023, and prior to January 20, 2026.

As compensation in connection to the Offering, the Company paid the Underwriters cash compensation equal to 5.0% of the aggregate gross proceeds of the Offering and issued to the Underwriters 336,257 common stock purchase warrants (the “Compensation Warrants”). Each Compensation Warrant is exercisable for one share of common stock (each, a “Compensation Warrant Share”) for a period of 12 months following the closing of the Offering at a price of C$1.71 per Compensation Warrant Share.

Recent Sales of Unregistered Securities

On June 13, 2022, 7,800,000 shares of common stock of the Company (“Common Shares”) were issued for the purchase of CR Reward. See Note 2 for additional information.

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2022, and three months ending March 31, 2023:

Options converted to common shares (none)

Warrants converted to common shares
Date	Shares		Price
June-22	208,334	CAD	$1.80

Preferred shares converted to common shares
Date	Shares
May-22	677,084

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

On May 4, 2022, 677,084 shares of Series B Preferred Stock were converted shares of common stock. As of March 31, 2023, there were no Preferred Stock shares outstanding.

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

For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense related to the stock options of $472,981, and $438,522, respectively. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

Stock Option Activity

A summary of the stock options as of March 31, 2023, and changes during the periods are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2021	4,800,002	$1.55	4.36	$29,817
Exercised	0	0.00	0	0
Issued	450,000	C$2.03	5	0
Canceled	50,000	C$2.00	0	0
Balance at December 31, 2022	5,200,002	1.56	3.45	57,468
Exercised	0	0.00	0	0
Issued	0	0.00	0.00	0
Canceled	0	0.00	0	0
Balance at March 31, 2023	5,200,002	$1.56	3.12	$15,985
Options exercisable at March 31, 2023	3,658,335	$1.54	3.31	$15,985

Total outstanding warrants of 34,701,615 as of March 31, 2023, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	1,434,522	27,433,335	3,777,784	3,362,573	336,257	36,344,471
Issued date	1/16/2020	10/26/2020	3/4/2021	1/20/2023	1/20/2023
Expiration date	1/15/2022	10/26/2024	3/4/2024	1/20/2026	1/20/2024
Exercise price (Canadian $)	$1.20	$1.80	$2.80	$2.30	$1.71
Balance at December 31, 2021	216,076	27,433,335	3,777,784			31,427,195
Exercised	0	208,334	0			208,334
Issued	0	0	0			0
Expired	216,076	0	0			216,076
Balance at December 31, 2022	0	27,225,001	3,777,784			31,002,785
Exercised	0	0	0			0
Issued	0	0	0	3,362,573	336,257	3,698,830
Expired	0	0	0			0
Balance at March 31, 2023	0	27,225,001	3,777,784	3,362,573	336,257	34,701,615

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the three months ending March 31, 2023, the warrant liability was valued at $7,008,142 with the following assumptions:

	10/26/20	12/31/22	3/31/23
Fair market value of common stock	$1.26	$1.40	$1.09
Exercise price	$1.38	$1.33	$1.33
Term	4 years	1.8 years	1.6 years
Volatility range	68.4%	101.5%	82.1%
Risk-free rate	0.18%	4.41%	4.06%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. For the three months ending March 31, 2023, the warrant liability was valued at $552,870 with the following assumptions:

	3/4/21	12/31/22	3/31/23
Fair market value of common stock	$1.97	$1.40	$1.09
Exercise price	$2.21	$2.07	$2.07
Term	3 years	1.2 years	1.0 years
Volatility range	72.7%	116.0%	82.3%
Risk-free rate	0.32%	4.73%	4.64%

The value of the January 2023 Warrants of $1,668,671 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. For the three months ending March 31, 2023, the warrant liability was valued at $1,499,678 with the following assumptions:

	1/20/23	3/31/23
Fair market value of common stock	$1.13	$1.09
Exercise price	$1.71	$1.70
Term	3.0 years	2.8 years
Volatility range	80.0%	79.1%
Risk-free rate	3.83%	3.81%

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

The payment of the obligations of the Company under the Note is also guaranteed by each of the subsidiaries of the Company pursuant to the Security Agreement. The Company paid Augusta Investments an origination fee of 0.5% of the amount of the Loan on the closing of the issuance of the Note pursuant to the Purchase Agreement. The following is the balance of the Loan as of March 31, 2023:

Total principal	$22,232,561
Deferred financing costs, net	(8,918)
Accrued interest	1,246,394
Total	$23,470,037

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

The Company was charged for the following with respect to this arrangement for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	3/31/2023	3/31/2022
Salaries and benefits	$153,306	$88,257
Office	27,228	10,840
Operating expenses	50,089	7,920
Total	$230,623	$107,017

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $183,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2023	95,557
2024	87,594
Total	$183,151

For the three months ended March 31, 2023 and 2022, the Company recognized share-based payments expense to related parties of $472,981 and $438,522, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four leases which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. Once in production, each agreement attracts payment of net smelter royalties as per the following table.

	Connolly	Webster(1)	Orser	Meeteren	Total
2023	$10,000	$7,500	$20,000	$2,400	$39,900
2024	-	-	$20,000	$2,400	$22,400
2025	-	-	-	$2,400	$2,400
2026	-	-	-	$2,400	$2,400
2027	-	-	-	$2,400	$2,400
2028	-	-	-	$2,400	$2,400
2029	-	-	-	$2,400	$2,400
2030	-	-	-	$2,400	$2,400
Applicable NSRs	3.0%	3.0%	3.0%	3.0%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $111,000 as of March 31, 2023, and makes lease payments on the following schedule:

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

On December 9, 2020, Bullfrog Mines entered into a mining option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the “Abitibi Option”) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. The Abitibi Option was amended on December 9, 2022, to extend the exercise deadline and to increase the last payment amount required to exercise the option. Bullfrog Mines made an initial payment to Abitibi of C$25,000 and exercised the Abitibi Option in full on January 30, 2023.

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

NOTE 7 - SUBSEQUENT EVENTS

None

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 15, 2023.

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

Company History and Recent Events

General Corporate Overview

The Company is an exploration stage gold company focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog and Reward gold projects and pursuing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present, our properties are in the exploration stage and we do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

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

On September 13, 2022, the Company completed the Second Payment and the Deferred Payment to Waterton in an aggregate amount of $22,121,398.

Results of Operations

Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	3/31/23	3/31/22
Operating expenses
General and administrative	$1,315,572	$1,067,879
Lease expense	0	0
Exploration, evaluation and project expense	724,270	338,639
Accretion expense	27,907	7,099
Depreciation expense	11,014	11,014
Total operating expenses	2,078,763	1,424,631

Net operating loss	(2,078,763)	(1,424,631)

Revaluation of warrant liability	8,223,387	(206,193)
Interest expense	(626,715)	0
Foreign currency exchange gain (loss)	(71,951)	209,611
Net income (loss)	$5,445,958	($1,421,213)

For the three months ending March 31, 2023, the Company increased general and administrative expenses by approximately $248,000. The increase was due to the following year over year variances:

Three months ending	3/31/2023	3/31/2022	Variance
Accounting fees	$107,000	$89,000	$18,000
Legal and other professional fees	352,000	276,000	76,000
Marketing expense	8,000	14,000	(6,000)
Payroll	216,000	150,000	66,000
Corporate expenses & rent	77,000	19,000	58,000
Share based compensation	473,000	439,000	34,000
Insurance	38,000	42,000	(4,000)
Stock exchange fees	21,000	39,000	(18,000)
Other general expenses	24,000	0	24,000
Total	$1,316,000	$1,068,000	$248,000

●	Accounting fees increase resulted from additional consulting fees needed for required regulatory filings and compliance in 2023.
●	Legal fees and professional fees increased due to costs associated with the January 2023 financing.
●	Marketing expenses were lower as 2022 had additional amounts that were used for company and shareholder awareness projects.
●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to continue to be higher than prior periods due to increased personnel and consultants used in the quarter.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share based compensation.
●	There were $88,000 of other general expenses presented in the March 31, 2022, 10Q that were reclassified to payroll for this presentation.

For the three months ending March 31, 2023, the Company increased exploration, evaluation and project expenses by approximately $248,000. The increase was due to the following year over year variances:

Three months ending	3/31/2023	3/31/2022	Variance
Drilling	$0	$1,000	$(1,000)
Consultants/Contractors	234,000	120,000	114,000
Supplies and equipment	68,000	57,000	11,000
Overhead and payroll	373,000	14,000	359,000
Permits and fees	21,000	7,000	14,000
Other	28,000	140,000	(112,000)
Total	$724,000	$339,000	$385,000

In the first quarter of 2023, the Company continued with test work on the metallurgical drill samples, hydrogeologic modelling and geochemical characterization of the Bullfrog deposit.  Preparation of technical reports for the CR Reward and Bullfrog projects continued.  In addition, core drilling continued, focused on completing necessary geotechnical and hydro holes in support of permitting efforts.

The revaluation of the warrant liability is based on the following outstanding warrants:

Issue Date	Expiration Date	Outstanding Warrants	Exercise Price
October 2020	October 2024	18,125,001	C$1.80
March 2021	March 2024	3,777,784	C$2.80
January 2023	January 2026	3,362,573	C$2.30

There are an additional 9,436,257 warrants outstanding which   are not warrant liabilities and therefore have no effect on the revaluation of warrant liability.

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

On January 20, 2023, the Company closed its offering (the “Offering”) of 6,725,147 units (“Units”) of the Company at a price of C$1.71 per Unit, including the units issued pursuant to the full exercise of the over-allotment option by the underwriters in the Offering (the “Underwriters”), for aggregate gross proceeds of approximately C$11,500,000 before deducting Offering expenses.

In connection with the closing of the Offering, the Company entered into a Warrant Indenture dated January 20, 2023 (the “Warrant Indenture”) with Endeavor Trust Corporation, as the warrant agent, pursuant to which the Company issued Warrants to purchase up to a maximum of 3,362,573 Warrant Shares. Each Warrant is exercisable at any time after January 20, 2023, and prior to January 20, 2026.

As compensation in connection to the Offering, the Company paid the Underwriters cash compensation equal to 5.0% of the aggregate gross proceeds of the Offering and issued to the Underwriters 336,257 common stock purchase warrants (the “Compensation Warrants”). Each Compensation Warrant is exercisable for one share of common stock (each, a “Compensation Warrant Share”) for a period of 12 months following the closing of the Offering at a price of C$1.71 per Compensation Warrant Share.

Liquidity

As of March 31, 2023, the Company had total liquidity of $3,600,000 in cash and cash equivalents. The Company had negative working capital of $21,700,000 and an accumulated deficit of $34,400,000. For the three months ended March 31, 2023, the Company had negative operating cash flows before changes in working capital of $2,266,000   and a net income of $5,446,000.

As of March 31, 2022, the Company had total liquidity of $19,024,000 in cash and cash equivalents. The Company had working capital of $17,665,000 and an accumulated deficit of $21,595,000. For the three months ended March 31, 2022, the Company had negative operating cash flows before changes in working capital of $758,000 and a net loss of $1,412,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. However, the Company does expect that it will be required to raise additional funds through public or private equity financing in the future in order to continue in business in the future past the immediate 12-month period. Should such financing not be available in that timeframe, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of March 31, 2023, the capital structure of the Company consists of 85,959,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of March 31, 2023, and their approximate timing of payment are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.

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

With respect to the quarterly period ending September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2023, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2023, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2021)
4.1	Form of Warrant from October 2020 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2020)
4.2	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
4.3	Form of Warrant Indenture dated January 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.4	Form of Compensation Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)