Form 10-Q
period 2023-06-30
AUGUSTA GOLD CORP.
filed 2023-08-10
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,959,753 shares of common stock, par value $0.0001, were outstanding on August 10, 2023.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(Expressed in US dollars)

	6/30/23	12/31/22
Assets
Current assets
Cash	$2,043,276	$332,813
Prepaid	188,873	156,959
Deferred stock issuance costs	0	121,424
Deposits	7,028	7,028
Total current assets	2,239,177	618,224

Other assets
Equipment, net	1,066,420	1,088,449
Reclamation bonds	1,115,813	0
Mineral properties, net	58,962,286	58,962,286
Total other assets	61,144,519	60,050,735

Total assets	$63,383,696	$60,668,959

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,069,573	$2,906,285
Note payable and accrued interest - related party	24,101,116	22,843,322
Asset retirement obligation	110,700	1,009,496
Total current liabilities	25,281,389	26,759,103

Long term liabilities
Asset retirement obligation, net of current	2,649,906	1,804,939
Warrant liability	3,723,108	15,615,406
Total long term liabilities	6,373,014	17,420,345

Total liabilities	31,654,403	44,179,448

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 6/30/23 and 12/31/22	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 6/30/23 and 12/31/22	0	0
Common stock, 750,000,000 shares authorized, $ .0001 par value; 85,929,753 shares issued and outstanding as of 6/30/23 and 79,204,606 shares issued and outstanding as of 12/31/22	8,593	7,920
Additional paid in capital	63,291,549	56,375,344
Accumulated deficit	(31,570,849)	(39,893,753)

Total stockholders’ equity	31,729,293	16,489,511

Total liabilities and stockholders’ equity	$63,383,696	$60,668,959

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Expressed in US dollars)

	Three Months Ended		Six Months Ended
	6/30/23	6/30/22	6/30/23	6/30/22
Operating expenses
General and administrative	$1,196,164	$1,219,223	$2,511,736	$2,287,102
Lease expense	21,000	21,000	21,000	21,000
Exploration, evaluation and project expense	626,426	1,481,789	1,350,696	1,820,428
Accretion expense	24,915	18,370	52,822	25,469
Depreciation expense	11,015	11,015	22,029	22,029
Total operating expenses	1,879,520	2,751,397	3,958,283	4,176,028

Net operating loss	(1,879,520)	(2,751,397)	(3,958,283)	(4,176,028)

Revaluation of warrant liability	5,337,582	(4,561,381)	13,560,969	(4,767,574)
Interest expense	(631,079)	0	(1,257,794)	0
Foreign currency exchange gain (loss)	49,963	(236,815)	(21,988)	(27,204)
Net income (loss)	$2,876,946	$(7,549,593)	$8,322,904	$(8,970,806)

Weighted average common shares outstanding – basic	85,929,753	72,429,628	85,186,643	71,479,686
Weighted average common shares outstanding – diluted	85,988,087	72,429,628	85,244,977	71,479,686

Earnings (loss) per common share – basic	$0.03	$(0.10)	$0.10	$(0.13)
Earnings (loss) per common share – diluted	$0.03	$(0.10)	$0.10	$(0.13)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders’
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	22,239,747
Stock based compensation	0	0	0	0	438,522	0	438,522
Net loss	0	0	0	0	0	(1,421,213)	(1,421,213)
March 31, 2022	677,084	$67	70,519,188	$7,052	$42,844,691	$(21,594,754)	$21,257,056

Conversion of warrants	0	0	208,334	21	289,317	0	289,338
Stock based compensation	0	0	0	0	471,896	0	471,896
Conversion of preferred stock	(677,084)	(67)	677,084	67	0	0	0
Purchase of CR Reward	0	0	7,800,000	780	11,515,803	0	11,516,583
Net loss	0	0	0	0	0	(7,549,593)	(7,549,593)
June 30, 2022	0	$0	79,204,606	$7,920	$55,121,707	$(29,144,347)	$25,985,280

December 31, 2022	0	$0	79,204,606	$7,920	$56,375,344	$(39,893,753)	16,489,511
Stock based compensation	0	0	0	0	472,981	0	472,981
Placement - January	0	0	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	0	0	(1,668,671)	0	(1,668,671)
Net income	0	0	0	0	0	5,445,958	5,445,958
March 31, 2023	0	$0	85,929,753	$8,593	$63,046,407	$(34,447,795)	$28,607,205

Stock based compensation	0	0	0	0	245,142	0	245,142
Net income	0	0	0	0	0	2,876,946	2,876,946
June 30, 2023	0	$0	85,929,753	$8,593	$63,291,549	$(31,570,849)	$31,729,293

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Expressed in US dollars)

	Six Months Ended
	6/30/23	6/30/22

Cash flows from operating activities
Net income (loss)	$8,322,904	$(8,970,806)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	52,822	25,469
Depreciation expense	22,029	22,029
Revaluation of warrant liability	(13,560,969)	4,767,574
Share based compensation	718,123	910,418
Change in operating assets and liabilities:
Prepaid expenses	(31,914)	104,398
Deferred stock issuance costs	121,424	0
Debt issuance costs	49,469	0
Accounts payable	(1,836,711)	922,162
Accrued interest	1,208,324	0
Asset retirement obligation	(106,651)	(49,651)

Net cash used in operating activities	(5,041,150)	(2,268,407)

Cash flows from investing activity
Acquisition of mineral properties	0	(11,722,039)
Acquisition of property and equipment	0	(838,992)

Net cash used in investing activities	0	(12,561,031)

Cash flows from financing activities
Proceeds from private placement of stock	8,568,651	0
Share issuance costs	(701,225)	0
Increase in surety bond collateral	(1,115,813)	0
Proceeds from conversion of warrants	0	291,638

Net cash provided by financing activities	6,751,613	291,638

Net increase (decrease) in cash	1,710,463	(14,537,800)

Cash, beginning of period	332,813	19,581,707

Cash, end of period	$2,043,276	$5,043,907

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$0	$120,877
Deferred acquisition liability for purchase of CR Reward	$0	$22,126,000
Incurrence of asset retirement obligation	$0	$1,100,434
Stock issued for purchase of CR Reward	$0	$11,516,583
Warrant liability from units placement	$1,668,671	$0

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

Going Concern and Management’s Plans

As at June 30, 2023, the Company has a working capital deficiency of approximately $23,000,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On June 30, 2023, the Company’s cash balance was approximately $2,000,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,720,963 at the Bullfrog Project and $1,039,643 at the Reward Project. During the period ended June 30, 2023, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

	2023	2022
Balance, January 1	$2,814,435	$1,868,265
Accretion	52,822	25,469
Costs applied to ARO balance	(38,343)	(130,853)
Acquisition of CR Reward ARO	0	1,100,434
Change in estimates	(68,308)	202,079
Balance, June 30 (current)	$110,700	$989,300
Balance, June 30 (long term)	$2,649,906	$2,076,094

Life of mine	2028	2028
Discount rate	4.0%	3.0%
Inflation rate (average)	2.2%	2.6%

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

At June 30, 2023, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 4.0% and a total undiscounted amount for the estimated future cash flows is $1,875,056 at the Bullfrog Project and $1,313,204 at the Reward Project.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of June 30, 2023 and December 31, 2022. The periods ended December 31, 2022, 2021, 2020, 2019, and 2018 are open to examination by taxing authorities.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$2,876,946	$(7,549,593)	$8,322,904	$(8,970,806)
Basic weighted average shares outstanding	85,929,753	72,429,628	85,186,643	71,479,686
Assumed conversion of dilutive shares	58,334	0	58,334	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,988,087	72,429,628	85,244,977	71,479,686
Basic Earnings (Loss) Per Common Share	$0.03	$(0.10)	$0.10	$(0.13)
Diluted Earnings (Loss) Per Common Share	$0.03	$(0.10)	$0.10	$(0.13)

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three and six months ended June 30, 2023. The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	58,334	4,991,668	5,050,002
Warrants	0	34,701,615	34,701,615
Total	58,334	39,693,283	39,751,617

Risks and Uncertainties

Since the formation of the Company, it has not generated any revenue. As an early-stage company, the Company is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to generate revenue or attain profitability.

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

Mining operations in the United States are subject to many different federal, state, and local laws and regulations, including stringent environmental, health and safety laws. In the event operational responsibility is assumed for mining our properties, the Company may be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of the Company potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays greater than those the Company anticipates, adversely affecting any potential mining operations. Future mining operations, if any, may also be subject to liability for pollution or other environmental damage. The Company may choose not to be insured against this risk because of high insurance costs or other reasons.

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Property and equipment	Total
Cost
As of December 31, 2021	$12,077,511	$338,204	$12,415,715
Additions	46,884,775	838,991	47,723,766
As of December 31, 2022	58,962,286	1,177,195	60,139,481
Additions	0	0	0
As of June 30, 2023	$58,962,286	$1,177,195	$60,139,481

Accumulated depreciation
As of December 31, 2021	$0	$44,689	$44,689
Depreciation expense	0	44,057	44,057
As of December 31, 2022	0	88,746	88,746
Depreciation expense	0	22,029	22,029
As of June 30, 2023	$0	$110,775	$110,775

Net book value on June 30, 2023	$58,962,286	$1,066,420	$60,028,706

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at June 30, 2023 is $1,115,813, for total coverage of $3,188,036.

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

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2022, and six months ending June 30, 2023:

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

On May 4, 2022, 677,084 shares of Series B Preferred Stock were converted shares of common stock. As of June 30, 2023, there were no Preferred Stock shares outstanding.

Common Stock Options

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time.

In June 2022, the Company granted 350,000 options to an officer and an employee of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the June 2022 options of $324,816 with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
350,000	C$2.50	3.5 years	83.7%	2.94%

In August 2022, the Company granted 100,000 options to two employees of the Company, pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2022 options of $99,021 with the following inputs:

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

For the six months ended June 30, 2023, and 2022, the Company recognized share-based compensation expense related to the stock options of $718,123, and $910,418, respectively. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

Stock Option Activity

A summary of the stock options as of June 30, 2023, and changes during the periods are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2021	4,800,002		$1.55	4.36	$29,817
Exercised	0		0.00	0	0
Issued	450,000	C$	2.03	5.00	0
Canceled	50,000	C$	2.00	0	0
Balance at December 31, 2022	5,200,002		1.56	3.45	57,468
Exercised	0		0.00	0	0
Issued	0		0.00	0	0
Canceled	150,000		1.53	0	0
Balance at June 30, 2023	5,050,002		$1.48	2.93	$8,400
Options exercisable at June 30, 2023	3,658,335		$1.47	2.88	$8,400

Total outstanding warrants of 34,701,615 as of June 30, 2023, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	1,434,522	27,433,335	3,777,784	3,362,573	336,257	36,344,471
Issued date	1/16/2020	10/26/2020	3/4/2021	1/20/2023	1/20/2023
Expiration date	1/15/2022	10/26/2024	3/4/2024	1/20/2026	1/20/2024
Exercise price (Canadian $)	$1.20	$1.80	$2.80	$2.30	$1.71
Balance at December 31, 2021	216,076	27,433,335	3,777,784	0	0	31,427,195
Exercised	0	208,334	0	0	0	208,334
Issued	0	0	0	0	0	0
Expired	216,076	0	0	0	0	216,076
Balance at December 31, 2022	0	27,225,001	3,777,784	0	0	31,002,785
Exercised	0	0	0	0	0	0
Issued	0	0	0	3,362,573	336,257	3,698,830
Expired	0	0	0	0	0	0
Balance at June 30, 2023	0	27,225,001	3,777,784	3,362,573	336,257	34,701,615

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 was calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the six months ending June 30, 2023, the warrant liability was valued at $2,990,833 with the following assumptions:

	10/26/20	12/31/22	6/30/23
Fair market value of common stock	$1.26	$1.40	$0.75
Exercise price	$1.38	$1.33	$1.36
Term	4 years	1.8 years	1.3 years
Volatility range	68.4%	101.5%	84.6%
Risk-free rate	0.18%	4.41%	5.40%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. For the six months ending June 30, 2023, the warrant liability was valued at $41,536 with the following assumptions:

	3/4/21	12/31/22	6/30/23
Fair market value of common stock	$1.97	$1.40	$0.75
Exercise price	$2.21	$2.07	$2.11
Term	3 years	1.2 years	0.7 years
Volatility range	72.7%	116.0%	69.4%
Risk-free rate	0.32%	4.73%	5.40%

The value of the January 2023 Warrants of $1,668,671 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. For the six months ending June 30, 2023, the warrant liability was valued at $690,739 with the following assumptions:

	1/20/23	6/30/23
Fair market value of common stock	$1.13	$0.75
Exercise price	$1.71	$1.74
Term	3.0 years	2.6 years
Volatility range	80.0%	77.1%
Risk-free rate	3.83%	4.49%

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

The payment of the obligations of the Company under the Note is also guaranteed by each of the subsidiaries of the Company pursuant to the Security Agreement. The Company paid Augusta Investments an origination fee of 0.5% of the amount of the Loan on the closing of the issuance of the Note pursuant to the Purchase Agreement. The following is the balance of the Loan as of June 30, 2023:

Total principal	$22,232,561
Deferred financing costs, net	3,152
Accrued interest	1,865,403
Total	$24,101,116

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

The Company was charged for the following with respect to this arrangement for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	6/30/2023	6/30/2022
Salaries and benefits	$228,542	$221,418
Office	52,182	35,278
Operating expenses	51,523	7,920
Total	$332,247	$299,340

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $183,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2023	95,557
2024	87,594
Total	$183,151

For the six months ended June 30, 2023 and 2022, the Company recognized share-based payments expense to related parties of $718,123 and $910,418, respectively.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $132,000 as of June 30, 2023, and makes lease payments on the following schedule:

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

Company History and Recent Events

General Corporate Overview

The Company is an exploration stage gold company focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog and Reward gold projects and pursuing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present, our properties are in the exploration stage, and we do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	6/30/23	6/30/22
Operating expenses
General and administrative	$1,196,164	$1,219,223
Lease expense	21,000	21,000
Exploration, evaluation and project expense	626,426	1,481,789
Accretion expense	24,915	18,370
Depreciation expense	11,015	11,015
Total operating expenses	1,879,520	2,751,397

Net operating loss	(1,879,520)	(2,751,397)

Revaluation of warrant liability	5,337,582	(4,561,381)
Interest expense	(631,079)	0
Foreign currency exchange gain (loss)	49,963	(236,815)
Net income (loss)	$2,876,946	$(7,549,593)

Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	6/30/23	6/30/22
Operating expenses
General and administrative	$2,511,736	$2,287,102
Lease expense	21,000	21,000
Exploration, evaluation and project expense	1,350,696	1,820,428
Accretion expense	52,822	25,469
Depreciation expense	22,029	22,029
Total operating expenses	3,958,283	4,176,028

Net operating loss	(3,958,283)	(4,176,028)

Revaluation of warrant liability	13,560,969	(4,767,574)
Interest expense	(1,257,794)	0
Foreign currency exchange gain (loss)	(21,988)	(27,204)
Net income (loss)	$8,322,904	$(8,970,806)

For the three months ending June 30, 2023, the Company decreased general and administrative expenses by approximately $161,000. The increase was due to the following year over year variances:

Three months ending	6/30/2023	6/30/2022	Variance
Accounting fees	$354,000	$36,000	$318,000
Legal and other professional fees	335,000	359,000	(24,000)
Marketing expense	7,000	7,000	0
Payroll	138,000	214,000	(76,000)
Corporate expenses & rent	26,000	59,000	(33,000)
Share based compensation	245,000	472,000	(227,000)
Insurance	25,000	35,000	(10,000)
Stock exchange fees	54,000	29,000	25,000
Other general expenses	12,000	8,000	4,000
Total	$1,196,000	$1,219,000	$(23,000)

For the six months ending June 30, 2023, the Company increased general and administrative expenses by approximately $248,000. The increase was due to the following year over year variances:

Six months ending	6/30/2023	6/30/2022	Variance
Accounting fees	$461,000	$125,000	$336,000
Legal and other professional fees	702,000	634,000	68,000
Marketing expense	15,000	21,000	(6,000)
Payroll	354,000	365,000	(11,000)
Corporate expenses & rent	104,000	78,000	26,000
Share based compensation	718,000	910,000	(192,000)
Insurance	63,000	77,000	(14,000)
Stock exchange fees	75,000	68,000	7,000
Other general expenses	20,000	9,000	11,000
Total	$2,512,000	$2,287,000	$225,000

●	Accounting fees increase resulted from additional consulting fees needed for required regulatory filings and corporate activities in 2023.

●	Legal fees and professional fees increased due to additional corporate activities in 2023.

●	Marketing expenses were lower as 2022 had additional amounts that were used for company and shareholder awareness projects.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share based compensation for that period. Certain stock options were canceled in 2023 after termination of an employee resulting in reversal of previous share based compensation expense.

For the three months ending June 30, 2023, the Company decreased exploration, evaluation and project expenses by approximately $856,000. The decrease was due to the following year over year variances:

Three months ending	6/30/2023	6/30/2022	Variance
Drilling	$0	$354,000	$(354,000)
Consultants/Contractors	131,000	726,000	(595,000)
Supplies and equipment	60,000	62,000	(2,000)
Assay	0	10,000	(10,000)
Water haulage	0	0	0
Overhead and payroll	246,000	70,000	176,000
Permits and fees	178,000	259,000	(81,000)
Other	11,000	1,000	10,000
Total	$626,000	$1,482,000	$(856,000)

For the six months ending June 30, 2023, the Company decreased exploration, evaluation and project expenses by approximately $469,000. The decrease was due to the following year over year variances:

Six months ending	6/30/2023	6/30/2022	Variance
Drilling	$0	$355,000	$(355,000)
Consultants/Contractors	365,000	962,000	(597,000)
Supplies and equipment	148,000	143,000	5,000
Assay	0	10,000	(10,000)
Water haulage	0	0	0
Overhead and payroll	619,000	84,000	535,000
Permits and fees	200,000	266,000	(66,000)
Other	19,000	0	19,000
Total	$1,351,000	$1,820,000	$(469,000)

In the second quarter of 2023, the Company continued with test work on metallurgical drill samples of the Bullfrog deposit and site wide environmental baseline studies. Preparation of a feasibility level technical reports for the CR Reward project was initiated.

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

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been financed by the sale of its equity securities by way of public offerings, private placements and the exercise of incentive stock options and share purchase warrants. The Company believes that it will be able to secure additional private placements and public financing in the future, although it cannot predict the size or pricing of any such financing. This situation is unlikely to change until such time as the Company can develop a bankable feasibility study on one of its projects.

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

Liquidity

As of June 30, 2023, the Company had total liquidity of $2,000,000 in cash and cash equivalents. The Company had negative working capital of $23,000,000 and an accumulated deficit of $31,600,000. For the six months ended June 30, 2023, the Company had negative operating cash flows before changes in working capital of $4,400,000 and a net income of $8,300,000.

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

As of June 30, 2023, the capital structure of the Company consists of 85,959,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of June 30, 2023, and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$95,557	$150,594	$50,000	$650,000	$946,151
Capital Expenditure	30,000	-	-	-	30,000
	$125,557	$150,594	$50,000	$650,000	$976,151

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023.

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

With respect to the quarterly period ending June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending June 30, 2023, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2023, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

Date: August 10, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)