Form 10-Q
period 2023-09-30
AUGUSTA GOLD CORP.
filed 2023-11-09
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,959,753 shares of common stock, par value $0.0001, were outstanding on November 8, 2023.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Expressed in US dollars)

	9/30/23	12/31/22
Assets
Current assets
Cash	$1,077,003	$332,813
Prepaid	155,763	156,959
Deferred stock issuance costs	0	121,424
Deposits	7,028	7,028
Total current assets	1,239,794	618,224

Other assets
Equipment, net	1,055,406	1,088,449
Reclamation bonds	1,115,813	0
Mineral properties, net	58,962,286	58,962,286
Total other assets	61,133,505	60,050,735

Total assets	$62,373,299	$60,668,959

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,199,603	$2,906,285
Note payable and accrued interest - related party	24,742,404	22,843,322
Asset retirement obligation	110,700	1,009,496
Total current liabilities	26,052,707	26,759,103

Long term liabilities
Asset retirement obligation, net of current	2,607,444	1,804,939
Warrant liability	839,836	15,615,406
Total long term liabilities	3,447,280	17,420,345

Total liabilities	29,499,987	44,179,448

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 9/30/23 and 12/31/22	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 9/30/23 and 12/31/22	0	0
Common stock, 750,000,000 shares authorized, $ .0001 par value; 85,929,753 shares issued and outstanding as of 9/30/23 and 79,204,606 shares issued and outstanding as of 12/31/22	8,593	7,920
Additional paid in capital	63,573,468	56,375,344
Accumulated deficit	(30,708,749)	(39,893,753)

Total stockholders’ equity	32,873,312	16,489,511

Total liabilities and stockholders’ equity	$62,373,299	$60,668,959

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in US dollars)

	Three Months Ended		Nine Months Ended
	9/30/23	9/30/22	9/30/23	9/30/22
Operating expenses
General and administrative	$781,598	$1,569,066	$3,293,334	$3,856,168
Lease expense	0	0	21,000	21,000
Exploration, evaluation and project expense	534,371	3,003,730	1,885,067	4,824,158
Accretion expense	27,399	23,297	80,221	48,766
Depreciation expense	11,014	11,014	33,043	33,043
Total operating expenses	1,354,382	4,607,107	5,312,665	8,783,135

Net operating loss	(1,354,382)	(4,607,107)	(5,312,665)	(8,783,135)

Revaluation of warrant liability	2,883,272	5,202,608	16,444,241	435,034
Interest expense	(641,287)	(106,435)	(1,899,081)	(106,435)
Foreign currency exchange gain (loss)	(25,503)	(179,405)	(47,491)	(206,609)
Net income (loss)	$862,100	$309,661	$9,185,004	$(8,661,145)

Weighted average common shares outstanding – basic	85,929,753	79,204,606	85,437,068	74,082,955
Weighted average common shares outstanding – diluted	85,929,753	79,346,274	85,437,068	74,082,955

Earnings (loss) per common share – basic	$0.01	$0.00	$0.11	$(0.12)
Earnings (loss) per common share – diluted	$0.01	$0.00	$0.11	$(0.12)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders’
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	22,239,747
Stock based compensation	0	0	0	0	438,522	0	438,522
Net loss	0	0	0	0	0	(1,421,213)	(1,421,213)
March 31, 2022	677,084	$67	70,519,188	$7,052	$42,844,691	$(21,594,754)	$21,257,056

Conversion of warrants	0	0	208,334	21	289,317	0	289,338
Stock based compensation	0	0	0	0	471,896	0	471,896
Conversion of preferred stock	(677,084)	(67)	677,084	67	0	0	0
Purchase of CR Reward	0	0	7,800,000	780	11,515,803	0	11,516,583
Net loss	0	0	0	0	0	(7,549,593)	(7,549,593)
June 30, 2022	0	$0	79,204,606	$7,920	$55,121,707	$(29,144,347)	$25,985,280

Stock based compensation	0	0	0	0	673,086	0	673,086
Net income	0	0	0	0	0	309,661	309,661
September 30, 2022	0	$0	79,204,606	$7,920	$55,794,793	$(28,834,686)	$26,968,027

December 31, 2022	0	$0	79,204,606	$7,920	$56,375,344	$(39,893,753)	16,489,511
Stock based compensation	0	0	0	0	472,981	0	472,981
Placement - January	0	0	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	0	0	(1,668,671)	0	(1,668,671)
Net income	0	0	0	0	0	5,445,958	5,445,958
March 31, 2023	0	$0	85,929,753	$8,593	$63,046,407	$(34,447,795)	$28,607,205

Stock based compensation	0	0	0	0	245,142	0	245,142
Net income	0	0	0	0	0	2,876,946	2,876,946
June 30, 2023	0	$0	85,929,753	$8,593	$63,291,549	$(31,570,849)	$31,729,293

Stock based compensation	0	0	0	0	281,919	0	281,919
Net income	0	0	0	0	0	862,100	862,100
September 30, 2023	0	$0	85,929,753	$8,593	$63,573,468	$(30,708,749)	$32,873,312

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in US dollars)

	Nine Months Ended
	9/30/23	9/30/22

Cash flows from operating activities
Net income (loss)	$9,185,004	$(8,661,145)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	80,221	48,766
Depreciation expense	33,043	33,043
Revaluation of warrant liability	(16,444,241)	(435,034)
Share based compensation	1,000,042	1,583,504
Change in operating assets and liabilities:
Prepaid expenses	1,196	85,619
Deferred stock issuance costs	121,424	0
Debt issuance costs	46,317	(102,033)
Accounts payable	(1,706,681)	2,816,703
Accrued interest	1,852,764	97,305
Asset retirement obligation	(176,512)	(198,818)

Net cash used in operating activities	(6,007,423)	(4,732,090)

Cash flows from investing activity
Acquisition of mineral properties	0	(33,910,963)
Acquisition of property and equipment	0	(838,992)

Net cash used in investing activities	0	(34,749,955)

Cash flows from financing activities
Proceeds from private placement of stock	8,568,651	0
Proceeds from note payable - related party	0	22,232,561
Share issuance costs	(701,225)	0
Increase in surety bond collateral	(1,115,813)	0
Proceeds from conversion of warrants	0	291,638

Net cash provided by financing activities	6,751,613	22,524,199

Net increase (decrease) in cash	744,190	(16,957,846)

Cash, beginning of period	332,813	19,581,707

Cash, end of period	$1,077,003	$2,623,861

Noncash investing and financing activities
Interest and taxes paid	$15,446	$0
Revaluation of asset retirement obligation	$0	$120,877
Incurrence of asset retirement obligation	$0	$1,100,434
Stock issued for purchase of CR Reward	$0	$11,516,583
Warrant liability from units placement	$1,668,671	$0

See accompanying notes to consolidated financial statement

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

Going Concern and Management’s Plans

As at September 30, 2023, the Company has a working capital deficiency of approximately $24,800,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On September 30, 2023, the Company’s cash balance was approximately $1,000,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,720,963 at the Bullfrog Project and $1,039,643 at the Reward Project. During the period ended September 30, 2023, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

	2023	2022
Balance, January 1	$2,814,435	$1,868,265
Accretion	80,221	48,766
Costs applied to ARO balance	(38,343)	(132,629)
Acquisition of CR Reward ARO	0	1,100,434
Change in estimates	(138,169)	54,688
Balance, September 30 (current)	$110,700	$660,900
Balance, September 30 (long term)	$2,607,444	$2,278,624

Life of mine	2028	2028
Discount rate	4.6%	4.0%
Inflation rate (average)	2.3%	2.6%

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

At September 30, 2023, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 4.6% and a total undiscounted amount for the estimated future cash flows is $1,887,320 at the Bullfrog Project and $1,322,186 at the Reward Project.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of September 30, 2023 and December 31, 2022. The periods ended December 31, 2022, 2021, 2020, 2019, and 2018 are open to examination by taxing authorities.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$862,100	$309,661	$9,185,004	$(8,661,145)
Basic weighted average shares outstanding	85,929,753	79,204,606	85,437,068	74,082,955
Assumed conversion of dilutive shares	0	141,668	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	79,346,274	85,437,068	74,082,955
Basic Earnings (Loss) Per Common Share	$0.01	$0.00	$0.11	$(0.12)
Diluted Earnings (Loss) Per Common Share	$0.01	$0.00	$0.11	$(0.12)

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three and nine months ended September 30, 2023. The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,050,002	5,050,002
Warrants	0	34,701,615	34,701,615
Total	0	39,751,617	39,751,617

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Property and equipment	Total
Cost
As of December 31, 2021	$12,077,511	$338,204	$12,415,715
Additions	46,884,775	838,991	47,723,766
As of December 31, 2022	58,962,286	1,177,195	60,139,481
Additions	0	0	0
As of September 30, 2023	$58,962,286	$1,177,195	$60,139,481

Accumulated depreciation
As of December 31, 2021	$0	$44,689	$44,689
Depreciation expense	0	44,057	44,057
As of December 31, 2022	0	88,746	88,746
Depreciation expense	0	33,043	33,043
As of September 30, 2023	$0	$121,789	$121,789

Net book value on September 30, 2023	$58,962,286	$1,055,406	$60,017,692

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at September 30, 2023 is $1,115,813, for total coverage of $3,188,036.

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

In addition to the above, the Company issued the following common shares for the twelve months ending December 31, 2022, and nine months ending September 30, 2023:

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

On May 4, 2022, 677,084 shares of Series B Preferred Stock were converted shares of common stock. As of September 30, 2023, there were no Preferred Stock shares outstanding.

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

For the nine months ended September 30, 2023, and 2022, the Company recognized share-based compensation expense related to the stock options of $1,000,042, and $1,583,504, respectively. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

Stock Option Activity

A summary of the stock options as of September 30, 2023, and changes during the periods are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2021	4,800,002		$1.55	4.36	$29,817
Exercised	0		0.00	0	0
Issued	450,000	C$	2.03	5.00	0
Canceled	50,000	C$	2.00	0	0
Balance at December 31, 2022	5,200,002		$1.56	3.45	57,468
Exercised	0		0.00	0	0
Issued	0		0.00	0	0
Canceled	150,000		$1.57	0	0
Balance at September 30, 2023	5,050,002		$1.45	2.68	$0
Options exercisable at September 30, 2023	3,925,002		$1.44	2.64	$0

Total outstanding warrants of 34,701,615 as of September 30, 2023, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	1,434,522	27,433,335	3,777,784	3,362,573	336,257	36,344,471
Issued date	1/16/2020	10/26/2020	3/4/2021	1/20/2023	1/20/2023
Expiration date	1/15/2022	10/26/2024	3/4/2024	1/20/2026	1/20/2024
Exercise price (Canadian $)	$1.20	$1.80	$2.80	$2.30	$1.71
Balance at December 31, 2021	216,076	27,433,335	3,777,784	0	0	31,427,195
Exercised	0	208,334	0	0	0	208,334
Issued	0	0	0	0	0	0
Expired	216,076	0	0	0	0	216,076
Balance at December 31, 2022	0	27,225,001	3,777,784	0	0	31,002,785
Exercised	0	0	0	0	0	0
Issued	0	0	0	3,362,573	336,257	3,698,830
Expired	0	0	0	0	0	0
Balance at September 30, 2023	0	27,225,001	3,777,784	3,362,573	336,257	34,701,615

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 was calculated on the date of issuance of October 26, 2020 using Black-Scholes valuation technique. For the nine months ending September 30, 2023, the warrant liability was valued at $526,171 with the following assumptions:

	10/26/20	12/31/22	9/30/23
Fair market value of common stock	$1.26	$1.40	$0.53
Exercise price	$1.38	$1.33	$1.33
Term	4 years	1.8 years	1.1 years
Volatility range	68.4%	101.5%	68.5%
Risk-free rate	0.18%	4.41%	5.46%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. For the nine months ending September 30, 2023, the warrant liability was valued at $3,033 with the following assumptions:

	3/4/21	12/31/22	9/30/23
Fair market value of common stock	$1.97	$1.40	$0.53
Exercise price	$2.21	$2.07	$2.07
Term	3 years	1.2 years	0.4 years
Volatility range	72.7%	116.0%	79.8%
Risk-free rate	0.32%	4.73%	5.46%

The value of the January 2023 Warrants of $1,668,671 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. For the nine months ending September 30, 2023, the warrant liability was valued at $310,632 with the following assumptions:

	1/20/23	9/30/23
Fair market value of common stock	$1.13	$0.53
Exercise price	$1.71	$1.70
Term	3.0 years	2.3 years
Volatility range	80.0%	76.8%
Risk-free rate	3.83%	4.80%

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

The payment of the obligations of the Company under the Note is also guaranteed by each of the subsidiaries of the Company pursuant to the Security Agreement. The Company paid Augusta Investments an origination fee of 0.5% of the amount of the Loan on the closing of the issuance of the Note pursuant to the Purchase Agreement. On September 13, 2023, the Company and Augusta Investments entered into Amendment Number One (the “Amendment”) to the Note.

The Amendment amends Section 1 of the Note to change the maturity date of the Note from September 13, 2023 to the earlier of (i) first Business Day occurring 30 days after the Lender has provided written notice to the Company demanding payment on the entire unpaid balance of principal and all accrued and unpaid interest thereon; (ii) the date upon which the Company makes payment in full of the entire unpaid balance of principal and all accrued and unpaid interest; and (iii) December 13, 2023.

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

The Company was charged for the following with respect to this arrangement for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	9/30/2023	9/30/2022
Salaries and benefits	$325,392	$337,464
Office	80,213	61,928
Operating expenses	83,828	62,587
Total	$489,433	$461,979

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $183,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments and uses the assets jointly. Payments by fiscal year are:

2023	95,557
2024	87,594
Total	$183,151

For the nine months ended September 30, 2023 and 2022, the Company recognized share-based payments expense to related parties of $1,000,042 and $1,583,504, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four leases which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. Once in production, each agreement attracts payment of net smelter royalties as per the following table.

Total
2023	$39,900
2024	$30,400
2025	$10,400
2026	$10,400
2027	$10,900
2028	$10,900
2029	$10,900
2030	$11,400
2031	$9,000
2032	$9,000
2033	$9,500
2034	$9,500
2035	$9,500
2036	$10,000
2037	$10,000
2038	$10,000
Applicable NSRs	3%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $132,000 as of September 30, 2023, and makes lease payments on the following schedule:

Payment due July	Annual Payment
2023-2026	$21,000
2027-2031	$25,000
2032-2036	$30,000
2037-2041	$40,000
2042-2046	$45,000

On October 29, 2014, RMM entered into an Option Agreement (the “Mojave Option”) with Mojave Gold Mining Corporation (“Mojave”) granting RMM the right to purchase 100% of 12 patented mining claims located in Nye County, Nevada. This property is contiguous to the Company’s Bullfrog Project and covers approximately 156 acres, including the northeast half of the M-S pit mined by Barrick Gold in the 1990s.

Mojave granted to RMM the sole and immediate working right and option with respect to the property until the 10th anniversary of the closing date, to earn a 100% interest in and to the property free and clear of all charges encumbrances and claims, except a sliding scale net smelter return (or NSR) royalty.

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 to Mojave in October 2014. Subsequently, RMM paid to Mojave a total of $190,000 over the next 10 years, with the last payment made to Mojave in October 2023. As of the date hereof, the Mojave Option has been exercised in full.

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

The CR Interests were acquired for the following consideration: (a) $12,500,000 in cash paid at closing; (b) the issuance of 7,800,000 shares of Augusta Gold common stock at closing; and (c) $22,126,000 in cash paid on September 14, 2022 (comprising collectively the “Second Payment” and the “Deferred Payment”).

Results of Operations

Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	9/30/23	9/30/22
Operating expenses
General and administrative	$781,598	$1,569,066
Exploration, evaluation and project expense	534,371	3,003,730
Accretion expense	27,399	23,297
Depreciation expense	11,014	11,014
Total operating expenses	1,354,382	4,607,107

Net operating loss	(1,354,382)	(4,607,107)

Revaluation of warrant liability	2,883,272	5,202,608
Interest expense	(641,287)	(106,435)
Foreign currency exchange gain (loss)	(25,503)	(179,405)
Net income	$862,100	$309,661

Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	9/30/23	9/30/22
Operating expenses
General and administrative	$3,293,334	$3,856,168
Lease expense	21,000	21,000
Exploration, evaluation and project expense	1,885,067	4,824,158
Accretion expense	80,221	48,766
Depreciation expense	33,043	33,043
Total operating expenses	5,312,665	8,783,135

Net operating loss	(5,312,665)	(8,783,135)

Revaluation of warrant liability	16,444,241	435,034
Interest expense	(1,899,081)	(106,435)
Foreign tax	0	0
Foreign currency exchange gain (loss)	(47,491)	(206,609)
Net income (loss)	$9,185,004	$(8,661,145)

For the three months ending September 30, 2023, the Company decreased general and administrative expenses by approximately $803,000. The increase was due to the following year over year variances:

Three months ending	9/30/2023	9/30/2022	Variance
Accounting fees	$30,000	$123,000	$(93,000)
Legal and other professional fees	206,000	450,000	(244,000)
Marketing expense	8,000	15,000	(7,000)
Payroll	159,000	179,000	(20,000)
Corporate expenses & rent	60,000	47,000	13,000
Share based compensation	282,000	673,000	(391,000)
Insurance	(7,000)	45,000	(52,000)
Stock exchange fees	11,000	31,000	(20,000)
Other general expenses	33,000	6,000	27,000
Total	$782,000	$1,569,000	$(787,000)

For the nine months ending September 30, 2023, the Company decreased general and administrative expenses by approximately $578,000. The increase was due to the following year over year variances:

Nine months ending	9/30/2023	9/30/2022	Variance
Accounting fees	$491,000	$248,000	$243,000
Legal and other professional fees	908,000	1,084,000	(176,000)
Marketing expense	23,000	36,000	(13,000)
Payroll	513,000	544,000	(31,000)
Corporate expenses & rent	164,000	125,000	39,000
Share based compensation	1,000,000	1,584,000	(584,000)
Insurance	56,000	122,000	(66,000)
Stock exchange fees	86,000	99,000	(13,000)
Other general expenses	52,000	14,000	38,000
Total	$3,293,000	$3,856,000	$(563,000)

●	Accounting fees increase resulted from additional consulting fees needed for required regulatory filings and planning/projection activities in 2023.

●	Legal fees and professional fees decreased due to a reduction in corporate activities in 2023.

●	Marketing expenses were lower as 2022 had additional amounts that were used for company and shareholder awareness projects.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share based compensation for that period. Certain stock options were canceled in 2023 after termination of an employee resulting in reversal of previous share based compensation expense.

For the three months ending September 30, 2023, the Company decreased exploration, evaluation and project expenses by approximately $2,470,000. The decrease was due to the following year over year variances:

Three months ending	9/30/2023	9/30/2022	Variance
Drilling	$0	$1,211,000	$(1,211,000)
Consultants/Contractors	169,000	1,281,000	(1,112,000)
Supplies and equipment	69,000	134,000	(65,000)
Assay	0	26,000	(26,000)
Overhead and payroll	269,000	306,000	(36,000)
Permits and fees	9,000	12,000	(3,000)
Other	18,000	34,000	(17,000)
Total	$534,000	$3,004,000	$(2,470,000)

For the nine months ending September 30, 2023, the Company decreased exploration, evaluation and project expenses by approximately $2,939,000. The decrease was due to the following year over year variances:

Nine months ending	9/30/2023	9/30/2022	Variance
Drilling	$0	$1,566,000	$(1,566,000)
Consultants/Contractors	534,000	2,243,000	(1,709,000)
Supplies and equipment	217,000	286,000	(69,000)
Assay	0	36,000	(36,000)
Overhead and payroll	888,000	392,000	496,000
Permits and fees	219,000	288,000	(69,000)
Other	27,000	13,000	14,000
Total	$1,885,000	$4,824,000	$(2,939,000)

In the third quarter of 2023, the Company continued with metallurgical test work on drill core samples from the Bullfrog deposit, environmental baseline studies, compliance reporting, and preparation of a feasibility level technical report for the CR Reward project.

The revaluation of the warrant liability is based on the following outstanding warrants:

Issue Date	Expiration Date	Outstanding Warrants	Exercise Price
October 2020	October 2024	18,125,001	C$	1.80
March 2021	March 2024	3,777,784	C$	2.80
January 2023	January 2026	3,362,573	C$	2.30

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

Liquidity

As of September 30, 2023, the Company had total liquidity of $1,000,000 in cash and cash equivalents. The Company had negative working capital of $25,000,000 and an accumulated deficit of $31,000,000. For the nine months ended September 30, 2023, the Company had negative operating cash flows before changes in working capital of $6,200,000 and a net income of $9,200,000.

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

As of September 30, 2023, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of September 30, 2023, and their approximate timing of payment are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023.

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

With respect to the quarterly period ending September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2023, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2023, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

Date: November 8, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)