Form 10-K/A
period 2022-12-31
AUGUSTA GOLD CORP.
filed 2023-12-20
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54653

AUGUSTA GOLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-2252162
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 555 – 999 Canada Place Vancouver, BC, Canada	V6C 3E1
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $37,573,924.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock par value $0.0001, were outstanding on December 19, 2023.

Auditor Firm ID: 731	Auditor Name: DAVIDSON & COMPANY LLP	Auditor Location: Vancouver, Canada

EXPLANATORY NOTE

Augusta Gold Corp. (the “Company”) hereby files this Amendment No. 1 (the “Amended Report”) to its annual report on Form 10-K as originally filed with the SEC on March 16, 2023 (the “Original Report”) to update our mineral property disclosures in the Original Report to align with certain of the technical requirements of subpart 1300 of Regulation S-K (“S-K 1300”). This Amended Report is being filed to (i) amend “Item 2. Properties”, and (ii) file amended versions of “Exhibit 96.1 S-K 1300 Technical Report, Mineral Resource Estimate, Bullfrog Gold Project, Nye County, Nevada” and “Exhibit 96.2 Mineral Resource Estimate for the Reward Project, Nye County, Nevada, USA”, in each case, to update only the following disclosure:

•	Revisions to include cutoff grades for our mineral resource estimates and related disclosure thereto;

•	Revisions to opinions of certain qualified persons to conform to respective requirements of S-K 1300; and

•	Revisions to explain with particularity, your reasons for using the selected commodity price, including the material assumptions underlying this selection

These updates do not change the conclusions, economic results, or mineral resources estimates.  This Amended Report also contains updated consents of the authors of the revised technical report summary filed as exhibits hereto.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-K/A, the Company is refiling the certifications of the Company’s Chief Executive Officer and Chief Financial Officer, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits 31.1 and 31.2 to this Form 10-K/A.

Outside of changes to the items and exhibit as noted above, the updated consents of the authors of the technical reports, and the certifications of the Chief Executive Officer and Chief Financial Officer, this Amended Report does not otherwise amend, supplement, update or revise any portion of the Original Report which remains unchanged since the date of its filing. Furthermore, this Amended Report does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Report and the Company’s other filings with the SEC subsequent to the filing of the Original Report.

ii

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s strategies and objectives, both generally and in respect of the Bullfrog Gold Project and Reward Gold Project;

•	the recommendations of the Technical Reports for the Bullfrog Gold Project and Reward Gold Project;

•	the Company’s decisions regarding the timing and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, the Company’s exploration programs at the Bullfrog Gold Project and Reward Gold Project;

•	the Company’s estimates of the quality and quantity of the mineralized materials at its mineral properties;

•	the potential discovery and delineation of mineral deposits/reserves and any expansion thereof beyond the current estimate;

•	the Company’s expectation that it will become a gold producer;

•	the Company’s estimates of future operating and financial performance;

•	the Company’s potential funding requirements and sources of capital, including near-term sources of additional cash and long-term financing through the sale of equity and/or debt financings and through the exercise of stock options and warrants;

•	the Company’s expectation that the Company will continue to raise capital;

•	the Company’s expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;

•	the Company’s estimates of its future cash position;

•	the Company’s anticipated general business and economic conditions;

•	the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations; and

•	that the Company will operate at a loss for the foreseeable future.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	our history of losses;

•	negative cash flow;

•	our limited operating history;

•	increased costs affecting our financial condition;

•	the Bullfrog Gold Project and Reward Gold Project being in the exploration stage;

•	whether the Bullfrog Gold Project and Reward Gold Project are feasible;

•	the Bullfrog Gold Project and Reward Gold Project requiring substantial capital investment;

•	our inability to obtain required permits;

•	our status as a junior mining company;

•	difficulties in managing growth;

•	our potential loss of key persons;

•	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;

•	the risks of mineral exploration;

•	evaluation uncertainty in estimating mineralized material;

•	changes in estimates of mineralized material;

•	our exploration projects not succeeding;

•	price volatility of gold and silver;

•	environmental regulations;

•	challenges to title to our properties;

•	amendments to mining law;

•	supply shortages;

•	inability to maintain infrastructure to conduct exploration activities;

•	new regulation related to climate change;

•	relationships with communities in which we operate;

•	newly adopted mining disclosure regulations;

•	evolving corporate standards;

•	Canadian reporting requirements; and

•	The price of the shares of common stock being volatile.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list of factors that may affect any of the Company’s forward-looking statements is not exhaustive. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in “Part I, Item 1A, Risk Factors”, of our Annual Report on Form 10-K as filed with the SEC on March 16, 2023, as well as other factors described elsewhere in that Annual Report, this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Annual Report on Form 10-K/A are based on the beliefs, expectations and opinions of management as of the date of this Annual Report. The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

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

USE OF NAMES

In this Annual Report on Form 10-K/A, unless the context otherwise requires, the terms "we", "us", "our", "Augusta Gold", "Augusta Gold Corp." or the "Company" refer to Augusta Gold Corp., a Delaware corporation, and its subsidiaries.

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

Ownership Interests

•	At our Bullfrog Project, we have four option/lease/purchase agreements in place and, with the additional claims it has located, give it control of 734 unpatented lode mining claims and mill site claims, and 87 patented mining claims. The claims do not have an expiration date, as long as the fees and obligations are maintained. For additional details see “Bullfrog Gold Project, Nye County Nevada – Property Holdings” below.

•	At our Reward Project, the project encompasses 123 unpatented Bureau of Land Management (BLM) placer and lode mining claims and six patented placer mining claims, totalling approximately 2,333 net acres (944 hectares). Only the patented claims have been legally surveyed. Under United States mining law, claims may be renewed annually for an unlimited number of years upon a small payment per claim (currently $155 per claim due to the BLM and an aggregate $1,502 due to Nye County) and the same claim status-whether lode or placer-may be used for exploration or exploitation of the lodes or placers.

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

Summary Mineral Resources

Summary Mineral Resources at End of Fiscal Year Ended December 31, 2022

	Measured mineral resources (koz)	Indicated mineral resources (koz)	Measured and indicated mineral resources (koz)	Inferred mineral resources (koz)
Gold
United States (Nevada)
Bullfrog Project	526.7	682.6	1,209.3	257.9
Reward Project	169.9	256.8	426.7	27.1
Total Gold	696.6	939.4	1636.0	285.0

Silver
United States (Nevada)
Bullfrog Project	1309.1	1557.5	2866.6	515.7
Total Silver	1309.1	1557.5	2866.6	515.7

Notes:

•	Bullfrog oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

•	Bullfrog sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag.

•	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimates with a good correlation.

•	Reward oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,700/oz and a recovery of 80% for Au were utilized.

•	Gold price used in the Reward estimated Mineral Resources were based on a review of commodity prices at the time of the estimate and assumed a price of US$1,700 per oz of gold based upon a 3 year trailing average.

•	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

•	Reward Mineral Resources are reported using a 0.2 g/tonne incremental cut-off grade.

•	Bullfrog mining costs for mineralized material and waste are US$2.25/tonne.

•	Reward mining costs for mineralized material and waste are US$2.20/tonne

•	Bullfrog processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

•	Reward processing and general and administration are US$6.06/tonne and US$0.83/tonne per tonne processed, respectively

•	Bullfrog Estimated Mineral Resources are stated as in situ dry metric tonnes.

•	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues

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

Combined Global Resources - Oxide and Sulphide
Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
Measured	30.13	0.544	1.35	526.68	1,309.13
Indicated	40.88	0.519	1.18	682.61	1,557.49
Measured and Indicated	71.01	0.530	1.26	1,209.29	2,866.62
Inferred	16.69	0.481	0.96	257.90	515.72

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Montgomery-Shoshone or Bonanza.
3.	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimate with good correlation.
4.	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne..

5.	Mining costs for mineralized material and waste are US$2.25/tonne.

6.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

7.	Due to rounding, some columns or rows may not compute as shown.

8.	Estimated Mineral Resources are stated as in situ dry metric tonnes.

9.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

The following tables present the gold and silver mineral resources for each of the three project areas, Bullfrog, Montgomery-Shoshone and Bonanza.

Bullfrog Gold Project - Bullfrog Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2022 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bullfrog
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	24.50	0.537	1.28	422.77	1,010.02
	Indicated	36.32	0.515	1.14	602.02	1,332.18
Oxide	Measured and Indicated	60.82	0.524	1.20	1,024.79	2,342.20
	Inferred	14.40	0.460	0.77	213.06	358.49

	Measured	1.30	0.710	1.28	29.77	53.52
	Indicated	1.99	0.625	1.32	39.94	84.47
Sulphide	Measured and Indicated	3.29	0.659	1.30	69.72	137.99
	Inferred	1.05	0.657	1.14	22.14	38.53

	Measured	25.80	0.545	1.28	452.55	1,063.54
	Indicated	38.31	0.521	1.15	641.96	1,416.65
Total - Oxide and Sulphide	Measured and Indicated	64.12	0.531	1.20	1,094.51	2,480.19
	Inferred	15.44	0.474	0.80	235.20	397.02

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag.
3.	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimate with good correlation.
4.	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

5.	Mining costs for mineralized material and waste are US$2.25/tonne.

6.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

7.	Due to rounding, some columns or rows may not compute as shown.

8.	Estimated Mineral Resources are stated as in situ dry metric tonnes.

9.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Montgomery-Shoshone Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2022 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Montgomery-Shoshone
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	1.97	0.637	3.35	40.35	212.12
	Indicated	1.35	0.555	2.85	24.04	123.66
Oxide	Measured and Indicated	3.32	0.603	3.15	64.38	335.78
	Inferred	1.05	0.586	3.45	19.76	116.41

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Montgomery-Shoshone.
3.	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimate with good correlation.
4.	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

5.	Mining costs for mineralized material and waste are US$2.25/tonne.

6.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

7.	Due to rounding, some columns or rows may not compute as shown.

8	Estimated Mineral Resources are stated as in situ dry metric tonnes.

9.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Bonanza Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2022 Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bonanza
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	2.35	0.446	0.44	33.78	33.48
	Indicated	1.22	0.422	0.44	16.61	17.17
Oxide	Measured and Indicated	3.58	0.438	0.44	50.40	50.65
	Inferred	0.19	0.473	0.37	2.94	2.28

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Bonanza.
3.	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimate with good correlation.
4.	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

5.	Mining costs for mineralized material and waste are US$2.25/tonne.

6.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

7.	Due to rounding, some columns or rows may not compute as shown.

8.	Estimated Mineral Resources are stated as in situ dry metric tonnes.

9.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues

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

Lunar Landing Lease

On July 1, 2017, RMMC entered a lease with Lunar Landing LLC on 24 patents in the Bullfrog District:

•	Two patents are adjacent and west of the M-S pit that could allow potential expansion of the pit down dip of the Polaris vein and stock work system.

•	Ten patents have provided the Company with contiguous and connecting lands between the M-S and Bullfrog pits. These patents will also allow further expansions of the Bullfrog pit to the north and east.

•	Four patents are within 0.5 to 1.2 miles west of the Bullfrog pit in the vicinity of the Bonanza Mountain open pit mine.

•	Eight patents are in an exploration target area located about 1.5 miles NW of the Bullfrog pit and where the Company has owned the Aurium patent since 2011.

The lease includes the following:

•	The Company paid $26,000 on signing and is scheduled to annually pay $16,000 for years 2-5, $21,000 for years 6-10, $25,000 for years 11-15, $30,000 for years 16-20, $40,000 for years 21-25 and $45,000 for years 26-30.

•	Production royalty of 5% net smelter returns with the right to buy-down to 2.5%.

•	The Company is to expend as a work commitment not less than $50,000 per year and $500,000 in total to maintain the lease.

•	The Company has rights to commingle ores and the flexibility to operate the Project as a logical land and mining unit.

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

Abitibi Royalties Option

On December 9, 2020, Bullfrog Mines entered into a mining option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the “Abitibi Option”) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. The Abitibi Option was amended on December 9, 2022, to extend the exercise deadline and to increase the last payment amount required to exercise the option. Bullfrog Mines made an initial payment to Abitibi of C$25,000 and exercised the Abitibi Option in full on January 30, 2023, by:

•	Paying to Abitibi C$50,000 in cash before December 9, 2021;

•	Paying to Abitibi C$78,750 in cash before January 30, 2023; and

•	Granting to Abitibi a 2% net smelter royalty on the claims subject to the Abitibi Option on January 30, 2023, of which Bullfrog Mines has the option to purchase 0.5% for C$500,000 on or before December 9, 2030.

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

Exploration and Drilling

The Company’s exploration activities to date have focused on the following:

•	Exploration drilling, data acquisition and geologic modeling;

•	Acquiring, organizing, digitizing and vetting electronic and paper data bases obtained from Barrick mainly related to drill data, metallurgy and project infrastructure; and

•	Maintaining and expanding the land holdings.

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

Additional Baseline Studies will be required to update the historical studies completed by Barrick. This will include geochemistry, hydrologic studies of the in-pit water and water in existing wells, plant, wildlife and threatened and endangered species surveys, meteorological information, and cultural surveys:

•	Water Pollution Control Permits (WPCP): The WPCP application must address the open pit, heap leach pad, mining activities and water management systems with respect to potentially degrading of the waters of Nevada. Sufficient engineering, design and modeling data must be included in the WPCP. A Tentative Permit Closure Plan must be submitted to the NDEP-BMRR in conjunction with the WPCP. A Final Permanent Closure Plan will be needed two years prior to Project closure.

•	Air Quality: An application for a Class II Air Quality Permit must be prepared using Bureau of Air Pollution Control (BAPC) forms. The application must include descriptions of the facilities, a detailed emission inventory, plot plans, process flow diagrams and a fugitive dust control plan for construction and operation of the Project. A Mercury Operating Permit and a Title V Operating permit will also be necessary for processing loaded carbon or electro-winning precipitates.

•	Water Right: Additional water rights will need to be acquired from third parties or obtained from the Nevada Division of Water Resources (NDWR) for producing Project water.

•	Industrial Artificial Pond: Water storage ponds, which are part of the water management systems, will require Industrial Artificial Pond permits (IAPP) from the Nevada Department of wildlife. Approval from the Nevada State Engineer’s Office is also required if embankments exceed specified heights.

Additional minor permits will be required for the project to advance to production and are listed in Table 8.

Table 8: Additional Minor Permits Required

Notification/Permit	Agency
Mine Registry	Nevada Division of Minerals
Mine Opening Notification	State Inspector of Mines
Solid Waste Landfill	Nevada Bureau of Waste Management
Hazardous Waste Management Permit	Nevada Bureau of Waste Management
General Storm Water Permit	Nevada Bureau of Water Pollution Control
Hazardous Materials Permit	State Fire Marshall
Fire and Life Safety	State Fire Marshall
Explosives Permit	Bureau of Alcohol, Tobacco, Firearms & Explosives
Notification of Commencement of Operation	Mine Safety and Health Administration
Radio License	Federal Communications Commission
Public Water Supply Permit	NV Division of Environmental Protection
MSHA Identification Number and MSHA Coordination	U.S. Department of Labor Mine Safety and Health Administration (MSHA)
Septic Tank	NDEP-Bureau of Water Pollution Control
Petroleum Contaminated Soils	NV Division of Environmental Protection

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
2.

Gold price used in the Reward estimated Mineral Resources were based on a review of commodity prices at the time of the estimate and assumed a price of US$1,700 per oz of gold based upon a three year trailing average.

3.	Mining costs for mineralized material and waste are US$2.20/tonne.

4.	Processing and general and administration are US$6.06/tonne and US$0.83/tonne per tonne processed, respectively.
5.	Reward Mineral Resources are reported using a 0.2 g/tonne incremental cut-off grade.

6	Due to rounding, some columns or rows may not compute as shown.

7.	Estimated Mineral Resources are stated as in situ dry metric tonnes and are partially diluted.

8.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

9.	The effective date of the Reward mineral resource estimate is December 31, 2022.

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

Canyon Resources acquired the Project in 2004, and together with Atna Resources Ltd. (Atna) and CR Reward, have completed data compilation and validation, ground induced polarization/resistivity geophysical surveys, RC and core drilling, mineral resource and mineral reserve estimates, metallurgical testwork, permitting studies, environmental baseline studies, and technical studies. The following permits and authorizations were granted to CR Reward in 2007:

•	Plan of Operations authorized under N-82840.

•	Water Pollution Control Permit (WPCP); WPCP NEV2007101.

•	General construction permit; NVR100000 CSW-17415.

•	Water rights permitted by Nevada Division of Water Resources (NDWR) under Mining, Milling, & Domestic permit 76390.

•	Mining reclamation permit granted by the Bureau of Mining Regulation and Reclamation (BMRR) under mine site permit #0300.

•	Nevada Bureau of Air Pollution Control (BAPC) authorized Class II Air Quality permit AP1041-2492.

Permitting

The current Project area includes public and private lands within Nye County, Nevada. The Project, therefore, falls under the jurisdiction and permitting requirements of Nye County, the State of Nevada (primarily the BMRR) and the BLM.

The following permits and authorizations were granted to CR Reward:

•	Plan of Operations authorized under N-82840.

•	Water Pollution Control Permit (WPCP); WPCP NEV2007101.

•	Water rights permitted by Nevada Division of Water Resources (NDWR) under Mining, Milling, & Domestic permit 76390 and permit 89658.

•	Mining reclamation permit granted by the Bureau of Mining Regulation and Reclamation (BMRR) under mine site permit #0300.

•	Nevada Bureau of Air Pollution Control (BAPC) authorized Class II Air Quality permit AP1041-2492.

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

PART IV

ITEM 15. EXHIBITS

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company were filed with the Company’s Annual Report on Form 10-K filed on March 16, 2023:

1.	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP.

2.	Consolidated Balance Sheets – As of December 31, 2022 and 2021.

3.	Consolidated Statements of Income/(Loss) – Years ended December 31, 2022 and 2021.

4.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2022 and 2021.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2022 and 2021.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits:

The exhibits, listed on the following exhibit index are filed or furnished as part of this Amended Report on Form 10-K/A. These exhibits should be read in conjunction with the exhibits in Item 15 of the Company’s Annual Report on Form 10-K filed on February 24, 2022.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
96.1	Technical Report Summary for the Bullfrog Gold Project
96.2	Technical Report Summary for the Reward Gold Project

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
Name: Donald R. Taylor
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2023	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
Name: Michael McClelland
Title: Chief Financial Officer (Principal Financial and Accounting Officer)