Form 10-K
period 2023-12-31
AUGUSTA GOLD CORP.
filed 2024-03-29
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $64,447,315.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock par value $0.0001, were outstanding on March 27, 2024.

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

On September 14, 2022, the Company also announced that it had entered into a loan with a company owned by the Company’s executive chairman for $22,232,561. The loan bears interest at a rate of prime plus 3%, matures on March 31, 2024, and is secured by the Company’s Bullfrog and Reward projects.

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

Employees

As of the date of this filing, the Company has 12 employees. We continue to engage various independent contractors and consultants to fulfill additional needs. Additional employees will be hired on an as needed basis.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2019	1,546	1,270	1,393
2020	2,067	1,474	1,770
2021	1,943	1,684	1,797
2022	2,039	1,628	1,800
2023	2,115	1,811	1,943

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

We have an accumulated deficit of approximately $33,000,000 as of December 31, 2023. We expect to continue to incur losses unless and until such time as our Bullfrog or Reward gold projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate cash flows from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have very limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable or result in additional expenses.

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

Unpatented claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Although the annual payments and filings for these claims, permits and patents have been maintained, we have conducted limited title search on our properties. The uncertainty resulting from not having comprehensive title searches on the properties leaves us exposed to potential title suits. Defending any challenges to our property titles may be costly and may divert funds that we could otherwise use for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration. A cybersecurity breach could occur and result in information theft, data corruption, operational disruption, disclosure of business sensitive, confidential or personally identifiable information, misdirected wire transfers, reputational harm, and financial loss.

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

We are or may become subject to data privacy laws, regulations, litigation and directives relating to our processing of personal information.

The jurisdictions in which we operate (including the United States) have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of personal information and imposing certain cybersecurity-related requirements may provide for a private right of action and imposition of significant fines, pose increasingly complex compliance challenges. Some or all of such legislation will elevate our compliance costs over time. Our business involves collection, use, and other processing of personal information and personally identifiable information of our employees, investors, contractors, suppliers, and customer contacts. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents that relate to data privacy. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, remediation costs, or mandated changes in our business practices. Each has the potential to materially impact our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks

We have a cybersecurity program, which uses technology and processes to help mitigate cybersecurity risks, with our management team working to monitor, assess, identify, and respond to potential cybersecurity incidents that threaten the Company. The program also focuses on security awareness and training for employees and contractors with access to Company facilities or systems. Cybersecurity risks for the Company include financial loss, loss of data, and business interruption. We maintain technology and non-technology based system controls, cybersecurity insurance, a robust backup program, and disaster recovery testing to mitigate these risks.

Our cybersecurity program also follows defense in depth principles, which aim to implement various layered access control, detection, prevention, and response measures. We regularly engage with independent third parties to assess our vulnerabilities and help us mitigate cybersecurity-related risks. Our security posture is also tested by internal personnel and independent third parties to gauge its effectiveness from time to time.

Management’s Role in Assessing and Managing Cybersecurity Risks

The Company’s cybersecurity risk management and strategy processes for assessing, identifying, and managing material risks from cybersecurity threats are managed by members of our management team, primarily our SVP Corporate Affairs. Cybersecurity incidents are to be immediately reported to the Company’s management team for resolution with outsourced IT support team. Information technology general controls, including controls to mitigate cybersecurity risks, are included with management’s testing of internal control over financial reporting.

Board of Director’s Oversight of Risks from Cybersecurity

Cybersecurity risks are included in an overall enterprise risk management assessment which is reviewed each quarter by the Company’s audit committee. The Company engages third-party specialists on a periodic and rotating basis to review key information technology systems and provide recommendations for system updates and improvements. Results of these reviews are used to update information technology systems within the Company’s information system governance policies. The Company management reviews system and organization control reports (SOC 1, Type 2) for key outsourced information systems to ensure that third-party data processing is subject to appropriate controls and security measures. The Company’s management will also review the Company’s cybersecurity program with the full Board once every year.

No Previous Material Cybersecurity Threats

We are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences to the Company. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

ITEM 2. PROPERTIES

Technical Report Summaries

The technical report for the Bullfrog Gold Project is the technical report summary, prepared pursuant to S-K 1300, entitled “S-K 1300 Technical Report, Mineral Resource Estimate, Bullfrog Gold Project, Nye County, Nevada” with an effective date of December 31, 2021, an issue date of March 16, 2022, and an amended issue date of December 18, 2023 (the “Bullfrog Technical Report”).

The Bullfrog Technical Report was prepared by Forte Dynamics, Inc., a QP firm, in compliance with S-K 1300.

The description of the Bullfrog Gold Project contained herein is based upon the Bullfrog Technical Report.

The technical report for the Reward Gold Project is the technical report summary, prepared pursuant to S-K 1300, entitled “Mineral Resource Estimate for the Reward Project, Nye County, Nevada” with an effective date of May 31, 2022, an issue date of June 29, 2022, and an amended issue date of December 18, 2023 (the “Reward Technical Report”).

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

Summary Mineral Resources

Summary Mineral Resources at End of Fiscal Year Ended December 31, 2023

	Measured mineral resources (koz)	Indicated mineral resources (koz)	Measured and indicated mineral resources (koz)	Inferred mineral resources (koz)
Gold
United States (Nevada)
Bullfrog Project	526.7	682.6	1,209.3	257.9
Reward Project	169.9	256.8	426.7	27.1
Total Gold	696.6	939.4	1636.0	285.0

Silver
United States (Nevada)
Bullfrog Project	1309.1	1557.5	2866.6	515.7
Total Silver	1309.1	1557.5	2866.6	515.7

Notes:

●	Bullfrog oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

●	Bullfrog sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag.

●	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimates with a good correlation.

●	Reward oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,700/oz and a recovery of 80% for Au were utilized.

●	Gold price used in the Reward estimated Mineral Resources were based on a review of commodity prices at the time of the estimate and assumed a price of US$1,700 per oz of gold based upon a 3 year trailing average.

●	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

●	Reward Mineral Resources are reported using a 0.2 g/tonne incremental cut-off grade.

●	Bullfrog mining costs for mineralized material and waste are US$2.25/tonne.

●	Reward mining costs for mineralized material and waste are US$2.20/tonne

●	Bullfrog processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

●	Reward processing and general and administration are US$6.06/tonne and US$0.83/tonne per tonne processed, respectively

●	Bullfrog Estimated Mineral Resources are stated as in situ dry metric tonnes.

●	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues

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

510000
516000
522000
528000
534000
4101000
4094000
4087000
4080000
4073000
N
Anglo Gold Ashanti
Anglo Gold Ashanti
Anglo Gold Ashanti
Kinross
Kinross
Beatty
Bullfrog
Reward
Legend
Augusta Gold Claims
Prospects
Regional Fault
Paved Highway
0
3.5
7 Miles

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

Bullfrog Gold Project - Summary of Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2023 Based on $1,550/oz. Gold and $20/oz. Silver

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

Bullfrog Gold Project - Bullfrog Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2023 Based on $1,550/oz. Gold and $20/oz. Silver

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

Bullfrog Gold Project - Montgomery-Shoshone Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2023 Based on $1,550/oz. Gold and $20/oz. Silver

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

Bullfrog Gold Project - Bonanza Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2023 Based on $1,550/oz. Gold and $20/oz. Silver

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

Mojave Gold Option

In March 2014, we formed RMMC, a private Nevada corporation, as a wholly owned subsidiary, specifically for holding and acquiring assets. On October 29, 2014, RMMC entered into an option to purchase from Mojave Gold Mining Co. 12 patents west and adjacent to our initial property holdings and that cover the NE half of the M-S pit. Mojave was paid 750,000 shares of our common stock plus $16,000. RMMC agreed to make annual payments totaling $180,000 over nine years to fully exercise the option, and expend as a minimum work commitment for the benefit of the Property $100,000 per year and a total of $500,000 over five years on the properties and surrounding lands within one-half mile of the 12 Mojave patents. Alternatively, RMMC can pay cash to Mojave at 50% of the difference between the minimum required and the actual expenditures. Mojave retained a sliding scale Net Smelter Return royalty ranging from 1% for gold prices below $1,200/ounce and up to 4% for gold prices above $3,200 per ounce.

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

A total of 69 drill holes, 30 reverse circulation (RC) and 39 core holes have been drilled by Augusta Gold from 2020-2021. The purpose of the drilling was to further define resources and the ultimate limits of the Bullfrog and Montgomery-Shoshone pits and gather data to support advanced geotechnical and metallurgical studies. The 2020 program also fulfilled a final work commitment for the Company to purchase a 100% interest in lands under lease from Barrick by mid-September 2020. Two holes were drilled at the Paradise Ridge target. No holes were drilled by Augusta Gold in 2023.

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

2024 Project Exploration Plans

Subject to funding, the Company’s focus in 2024 for exploration at the Bullfrog Gold Project is drilling at the Gap Target, an epithermal lithocap at the northern end of the Bullfrog land package, as well as continued support of ongoing permitting and engineering work.

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

Table 9. Reward Conceptual Open Pit Parameters.

Parameter	Unit (Imperial)	Cost (Imperial)	Unit (Metric)	Cost (Metric)
Gold Price	US$/oz	1,700	US$/g	54.656
Gold Metallurgical Recovery	%	80%		80
Pit Wall Angles	°	48-58	°	48-58
Mining Cost	US$/st	2.00	US$/tonne	2.20
Processing Rate	Mst/a	3	Mtonne/a	2.7
Processing Cost	US$/st	$5.50	US$/tonne	$6.06
G & A Cost	US$/st	0.75	US$/tonne	0.80
Cut-off Grade (break even)	oz/st	0.0047	g/tonne	0.158
Royalty	%	3%		3

The Mineral Resource Estimate for the Reward Project is presented in Table 10 below.

Table 10. Reward Project Mineral Resource Estimate at December 31, 2023 Based on USD$1,700/oz. Au

Classification	Tonnage (Mt)	Average Grade (g/t)	Contained Au (koz)
Good Hope
Measured	6.19	0.86	169.9
Indicated	10.76	0.69	240.0
M&I Total	16.94	0.75	409.9
Inferred	0.29	0.56	5.3
Gold Ace
Indicated	0.83	0.63	16.8
Inferred	1.03	0.73	21.8
Reward (Combined Good Hope and Gold Ace)
Measured	6.19	0.86	169.9
Indicated	11.58	0.69	256.8
M&I Total	17.77	0.75	426.7
Inferred	1.23	0.68	27.1

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,700/oz and a recovery of 80% for Au were utilized.

2.	Gold price used in the Reward estimated Mineral Resources were based on a review of commodity prices at the time of the estimate and assumed a price of US$1,700 per oz of gold based upon a three year trailing average.

3.	Mining costs for mineralized material and waste are US$2.20/tonne.

4.	Processing and general and administration are US$6.06/tonne and US$0.83/tonne per tonne processed, respectively.

5.	Reward Mineral Resources are reported using a 0.2 g/tonne incremental cut-off grade.

6.	Due to rounding, some columns or rows may not compute as shown.

7.	Estimated Mineral Resources are stated as in situ dry metric tonnes and are partially diluted.
8.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

9.	The effective date of the Reward mineral resource estimate is December 31, 2023.

Estimated Mineral Resources have not changed from May 22, 2022 (the date estimates were initially reported to the Commission in the Company Current Report on Form 8-K dated July 7, 2022) to December 31, 2023 due to the fact that the Reward Gold Project is in the exploration stage and no new resources were added to the project through exploration activities in the remainder of 2022 and 2023. The material assumptions underlying mineral resources as previously disclosed at May 31, 2022 remain current in all material respects.

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

The Project encompasses 123 unpatented Bureau of Land Management (BLM) placer and lode mining claims and six patented placer mining claims, totaling approximately 2,333 net acres (944 hectares). Only the patented claims have been legally surveyed. Under United States mining law, claims may be renewed annually for an unlimited number of years upon a small payment per claim (currently $155 per claim due to the BLM and an aggregate $1,502 due to Nye County) and the same claim status-whether lode or placer-may be used for exploration or exploitation of the lodes or placers.

Several blocks of unpatented claims are leased by CR Reward from underlying owners, and are referred to as Connolly, Webster, Orser-McFall and Van Meeteren leases.

Connolly Lease

This lease agreement (the Connolly Lease), effective as of September 28th, 2004, covers a two-third interest in each of the Sunshine and Reward unpatented lode claims (collectively, the Connolly Claims). The Connolly Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production. A 3% NSR royalty is payable on any minerals mined from the Connolly Claims, but is reduced to 2% due to the fact that CR Reward only owns a two-third interest in the Connolly Claims. Annual advance minimum royalty payments are payable under the Connolly Lease. These annual advance minimum royalty payments shall be applied toward, credited against and fully deductible from earned mineral production royalty payments due from the Connolly Claims.

Webster Lease

This lease agreement (the Webster lease), effective as of November 9, 2004 (as amended on November 9th, 2004 and November 8th, 2006), covers a one-third interest in each of the Sunshine and Reward unpatented lode claims and a half interest in the Good Hope unpatented lode claim (collectively, the Webster Claims). The Webster Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production. A 3% NSR royalty is payable on any minerals mined from the Webster Claims, but is (i) reduced to 1% on the Sunshine and Reward claims due to the fact that the lessee only owns a one-third interest, and (ii) reduced to 1.5% on the Good Hope claim due to the fact that CR Reward only owns a half interest in this claim. Annual advance minimum royalty payments are payable under the Webster Lease. The annual advance minimum royalty payments paid in any given year may be applied toward, credited against and fully deductible from any earned mineral production royalty payments due on the Webster Claims during the calendar year in which such annual advance minimum royalty payments are due. On October 5, 2023, the Webster lease was extended for a further 15 years.

Orser-McFall Lease

This lease agreement (the Orser-McFall Lease), effective as of February 5, 2005 (as amended on August 18th, 2005 and November 14th, 2006), applies to 12 unpatented lode and six unpatented placer mining claims (collectively, the Orser-McFall Claims). The Orser-McFall Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production. The lessors under the Orser-McFall Lease own 100% of the Orser-McFall Claims, except for the Good Hope claim, in which they own a half interest (the other half being owned by the Daniel D. Webster Living Trust and leased to CR Reward pursuant to the Webster Lease). A 3% NSR royalty is payable on minerals mined from the Orser-McFall Claims, but is reduced to 1.5% on the Good Hope claim due to the fact that the lessee only owns a half interest in that claim. Annual advance minimum royalty payments are payable under the Orser-McFall Lease. These annual advance minimum royalty payments shall be applied toward, credited against and fully deductible from earned mineral production royalty payments due from the Orser-McFall Claims.

Van Meeteren et al Lease

This lease agreement (the Van Meeteren Lease), effect as of December 1st, 2011 (applies to the Double RS and the Durlers Hope unpatented placer claims (the Van Meeteren Claims). The Van Meeteren Lease is for an initial term of 20 years and continues so long thereafter as the Project remains in commercial production or CR Reward is actively conducting exploration, development, reclamation or remediation operations. A 3% NSR royalty is payable on minerals mined from the Van Meeteren Claims. Annual advance minimum royalty payments are payable under the Van Meeteren Lease. These annual advance minimum royal payments are recoupable from earned mineral production royalties. All payments described above have been timely paid by CR Reward and its predecessor and the agreements are all in good standing.

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

2024 Project Exploration Plans

Subject to funding, the Company’s focus in 2024 for exploration at the Reward Project is expanding the resource down-dip, and performing infill drilling where there are gaps in the current resource model.

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

As at March 27, 2024, there were 85,929,753 Common Shares issued and outstanding, and the Company had approximately 85 shareholders of record. On March 27, 2024, the closing price of the shares of common stock as reported by the Toronto Stock Exchange was C$1.01 and as quoted on OTCQB was $0.75.

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

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time. The Company granted 5,825,000 options to officers, directors and employees of the Company in February 2021, 500,000 on August 30, 2021, 350,000 options on June 9, 2022, and 100,000 options on August 8, 2022, with 4,785,000 outstanding as of December 31, 2023.

The following table sets forth equity compensation plan information as of December 31, 2023.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (column a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (column b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	225,002	$0.86	0
Equity compensation plans approved by security holders	4,785,000	$1.51	3,898,336
Total	5,010,002	$1.48	3,898,336

Note: C$ converted to US$ based on an exchange rate of C$1.00/US$0.7561.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2023, and 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See section heading “Cautionary Note Regarding Forward-Looking Statements” above.

Results of Operations

Twelve Months Ended December 31, 2023 Compared to December 31, 2022

	Twelve Months Ended
	12/31/23	12/31/22
Operating expenses
General and administrative	$4,143,352	$5,087,128
Lease expense	21,000	21,000
Exploration, evaluation and project expense	2,686,656	5,739,534
Accretion expense	111,548	77,941
Depreciation expense	44,057	44,057
Total operating expenses	7,006,613	10,969,660

Net operating loss	(7,006,613)	(10,969,660)

Revaluation of warrant liability	16,267,187	(7,852,349)
Interest expense	(2,550,557)	(721,924)
Foreign currency exchange gain (loss)	(52,007)	(176,279)
Net income (loss)	$6,658,010	$(19,720,212)

For the twelve months ending December 31, 2023, the Company decreased general and administrative expenses by approximately $944,000. The increase was due to the following year over year variances:

Twelve months ending	12/31/2023	12/31/2022	Variance
Accounting fees	$593,000	$309,000	$284,000
Legal and other professional fees	1,101,000	1,397,000	(296,000)
Marketing expense	28,000	50,000	(22,000)
Payroll	642,000	677,000	(35,000)
Corporate expenses & rent	210,000	176,000	34,000
Share based compensation	1,266,000	2,164,000	(898,000)
Insurance	139,000	162,000	(23,000)
Stock exchange fees	88,000	132,000	(44,000)
Other general expenses	76,000	20,000	56,000
Total	$4,143,000	$5,087,000	$(944,000)

●	Accounting fees increase resulted from higher costs for review procedures along with additional consulting fees needed for required regulatory filings and tax compliance. Management believes these increased costs will continue in future fiscal periods.

●	Legal fees and professional fees decreased due to a legal agreement that was finalized in June 2022. Legal fees and professional fees decreased due to a reduction in corporate activities in 2023

●	Marketing expenses were lower as 2022 had additional amounts that were used for company and shareholder awareness projects.

●	The majority of payroll and corporate expenses was from the Company’s agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC Canada. In addition, 2023 is the first year the Company had full time employees located at the project’s site. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share-based compensation for that period. Certain stock options were canceled in 2023 after termination of an employee resulting in reversal of previous share based compensation expense.

For the twelve months ending December 31, 2023, there was a variance of $3,053,000 for the same period in 2022 in exploration and evaluation expenses. The decrease was due to the following year over year variances:

Twelve months ending	12/31/2023	12/31/2023	Variance
Drilling	$0	$1,572,000	$(1,572,000)
Consultants/Contractors	952,000	2,607,000	(1,655,000)
Supplies and equipment	301,000	382,000	(81,000)
Assay	0	84,000	(84,000)
Water haulage	0	0	0
Overhead and payroll	1,179,000	778,000	401,000
Permits and fees	221,000	291,000	(70,000)
Other	34,000	26,000	8,000
Total	$2,687,000	$5,740,000	$(3,053,000)

In the fourth quarter of 2023, the Company continued with development activities for the Reward and Bullfrog Projects.  In 2023, metallurgical test work on drill core samples from the Bullfrog deposit, environmental baseline studies, compliance reporting, and preparation of a feasibility level technical report for the CR Reward project were advanced.

The revaluation of the warrant liability is based on the following warrants issued:

Issue Date	Issue Date	Outstanding Warrants	Exercise Price
October 2020	October 2024	18,125,001	C$	1.80
March 2021	March 2024	3,777,784	C$	2.80
January 2023	January 2026	3,362,573	C$	2.30

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

Liquidity

As of December 31, 2023, the Company had total liquidity of $301,000 in cash and cash equivalents. The Company had negative working capital of $27,245,000 and an accumulated deficit of $33,236,000. For the twelve months ended December 31, 2023, the Company had negative operating cash flows before changes in working capital of $8,188,000 and a net income of $6,658,000.

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

As of December 31, 2023, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of December 31, 2023, and their approximate timing of payment are as follows:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Richard Warke	64	Executive Chairman
John Boehner	74	Director
Daniel Earle	43	Director
Poonam Puri	51	Director
Lenard Boggio	69	Director
Donald R. Taylor	67	President, Chief Executive Officer, Director
Michael McClelland	46	Chief Financial Officer
Purni Parikh	54	Senior Vice President, Corporate Affairs and Corporate Secretary
Johnny Pappas	64	Vice President, Environmental & Permitting
Tom Ladner	34	Vice President, Legal

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

Mr. Warke is the sole officer and director of Augusta Investments Inc. (“Augusta Investments”), the Company’s largest stockholder. On October 26, 2020, the Company closed a private placement of units with Augusta Investments pursuant to which Augusta Investments gained control of the Company. Upon gaining control Augusta Investments appointed Daniel Earle and Donald Taylor as directors of the Company and Michael McClelland and Johnny Pappas as officers of the Company. Subsequently, Augusta Investments’ appointed directors also appointed Purni Parikh and Tom Ladner as officers of the Company and Mr. Warke as the Chairman of the Company. Mr. Warke’s ownership of the Company is set out in Item 12 below.

On September 14, 2022, the Company announced that it had entered into a loan with a company owned by the Company’s executive chairman for $22,232,561. The loan bears interest at a rate of prime plus 3%, had an original term of 12 months, and is secured by the Company’s Bullfrog and Reward projects.

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

On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two (the “Amendment 2”) to the Note. Amendment 2 amends Section 1 of the Note to change the outside maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

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

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended December 31, 2023, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers consisting of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and VP Environmental Permitting.

Summary Compensation Table

						Non-Equity	Nonqualified
Name and Principal Position	Year	Salary(2)	Bonus(3)	Stock Awards(1)	Option Awards(1)	Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Warke,	2023	$259,317	--	--		--	--	--	$259,317
Executive Chairman	2022	$268,964	--	--	$88,845	--	--	--	$357,809

Donald Taylor,	2023	$250,000	$87,500	--		--	--	--	$337,500
Chief Executive Officer	2022	$250,000	--	--	$93,283	--	--	--	$343,283

Michael McClelland,	2023	$152,812	$26,627	--	--	--	--	--	$179,439
Chief Financial Officer	2022	$129,885	$48,029	--	$44,423	--	--	--	$222,337

Johnny Pappas,	2023	$200,000	--	--		--	--	--	$200,000
VP Environmental & Permitting	2022	$200,000	--	--	$38,260	--	--	--	$238,260

Jim Wickens,	2023	$210,000	--	--		--	--	--	$210,000
VP Operations(4)	2022	$122,500	--	--	$232,012	--	--	--	$354,512

(1)	Represents the aggregate grant date fair value computed in accordance with FASB 123.

(2)	Messrs Warke and McClelland were paid in C$ and translated into US$ using the average 2023 exchange rate per Bank of Canada of 1.3497 and 1.3013 for 2022. Payments made by the Company to Mr. Warke were to Augusta Capital Corporation, a private company 100% beneficially held by Mr. Warke.

(3)	2022 bonus paid in the first quarter of 2023, 2023 bonus payable in 2024.

(4)	Mr. Wickens resigned effective March 8, 2024

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

Employment Agreements

Donald Taylor, Michael McClelland, Johnny Pappas and Jim Wickens

The Company has entered into an employment or letter agreement with each of Mr. Taylor, Mr. McClelland and Mr. Pappas for an indefinite term. Each agreement provides for a base salary (as may be adjusted annually), a bonus, grant of Options, vacation time and various standard benefits including life, disability, medical, dental and reimbursement of reasonable expenses. Where applicable, the payment of a bonus is tied to corporate, operational and individual performance and the grant of Options are at the discretion of the Board. Bonuses are paid at the discretion of the Compensation Committee and the Board. Refer to the Summary Compensation Table above for compensation paid to, earned by or accrued for each of Mr. Taylor, Mr. McClelland and Mr. Pappas for fiscal year ended December 31, 2023.

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

Change of Control - Jim Wickens

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

Outstanding equity awards at year end December 31, 2023

The following table sets forth the stock options granted to our named executive officers as of December 31, 2023. No stock appreciation rights have been awarded.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)		Name Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
Richard Warke	533,333	266,667	C$	2.00	2/22/2026	--
Donald Taylor	350,000	--	C$	2.00	2/22/2026	--
Donald Taylor	333,333	166,667	C$	2.00	8/30/2026	--
Michael McClelland	266,667	133,333	C$	2.00	2/22/2026	--
Johnny Pappas	233,333	116,667	C$	2.00	2/22/2026	--
Jim Wickens	83,333	166,667	C$	2.05	6/01/2027	--

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2023.

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

Executive Officers and Directors

Name and Address	Shares Owned	Percentage
Richard Warke (1) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	43,560,388	41.8%

Don Taylor (2) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	1,356,668	1.6%

John Boehner (3) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	350,000	0.4%

Lenard Boggio (4) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	392,222	0.5%

Daniel Earle (5) Suite 2915, 181 Bay St Toronto, ON M5J 2T3	1,658,467	1.9%

Poonam Puri (6) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	394,444	0.5%

Michael McClelland (7) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	410,000	0.5%

Purni Parikh (8) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	783,334	0.9%

Johnny Pappas (9) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	410,000	0.5%

Tom Ladner (10) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	220,000	0.3%

All executive officers and directors as a group (10 persons)	49,535,523	45.6%

Other 5% or Greater Stockholders (Common Stock)

Name and Address	Shares Owned	Percentage
Barrick Gold Corporation (11) Brookfield Place TD Canada Trust Tower 161 Bay Street, Suite 3700, Toronto, ON M5J 2S1	18,200,000	19.2%

The Beling Family Trust David Beling, Trustee 897 Quail Run Drive Grand Junction, CO 81505	4,693,701	5.5%

(1)	Includes the following: 800,000 vested options, 25,385,388 shares of Common Stock and 17,375,000 shares underlying warrants, of which all of the shares of Common Stock and all of the shares underlying warrants are held by Augusta Investments Inc., a company wholly owned by Mr. Warke.

(2)	Includes the following: 683,334 vested options, 206,667 shares of Common Stock and 466,667 shares underlying warrants.

(3)	Includes the following: 350,000 vested options.

(4)	Includes the following: 350,000 vested options and 42,222 shares of Common Stock.

(5)	Includes the following: 350,000 vested options, 891,800 shares of Common Stock and 416,667 shares underlying warrants, of which 561,800 shares of Common Stock and all of the shares underlying warrants are held by 2210637 Ontario Ltd., a company wholly owned by Mr. Earle.

(6)	Includes the following: 350,000 vested options and 44,444 shares of Common Stock.

(7)	Includes the following: 400,000 vested options and 10,000 shares of Common Stock.

(8)	Includes the following: 400,000 vested options, 216,667 shares of Common Stock and 166,667 shares underlying warrants, or which 166,667 shares of Common Stock and all of the shares underlying warrants are held by Lions Gate Holdings Inc.

(9)	Includes the following: 350,000 vested options and 60,000 shares of Common Stock.

(10)	Includes the following: 150,000 vested options and 70,000 shares of Common Stock.

(11)	Includes 9,100,000 shares underlying warrants.

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

The Note bears interest at a rate of prime plus 3% and was for an initial term of 12 months. The Note is secured by a first-priority, perfected security interest in all the assets of the Company pursuant to a guarantee and security agreement (the “Security Agreement”) and certain deeds of trust (the “Deeds of Trust”, collectively with the Purchase Agreement, the Note and the Security Agreement, the “Loan Documents”) to be finalized and filed by the Company in accordance with covenants in the Purchase Agreement and the Security Agreement.

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

On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two (the “Amendment 2”) to the Note. Amendment 2 amends Section 1 of the Note to change the outside maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2023, the fees billed by Davidson & Company LLP, our principal accountant, to us for totaled $99,702 for services rendered for the review of the financial statements included in the 2023 quarterly reports on Form 10-Q filed with the SEC and for the audit of the 2022 annual financial statements.

Audit-Related Fees

For the fiscal years ended December 31, 2023, and 2022, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal year ended December 31, 2023, there were $34,315 tax fees billed to us by our principal accountant for the 2022 tax return. For the fiscal year ended December 31, 2022, there were $27,069 tax fees billed to us by our principal accountant for the 2021 tax return.

All Other Fees

For the fiscal year ended December 31, 2023, there were $3,543 additional fees billed to us by our principal accountant for services other than services described above, and none for the year ended December 31, 2022.

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

Date: March 28, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Michael McClelland
		Name:	Michael McClelland
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE

/s/ Donald R. Taylor	President and Chief Executive Officer	March 28, 2024
Donald R. Taylor	(Principal Executive Officer)

/s/ Michael McClelland	Chief Financial Officer	March 28, 2024
Michael McClelland	(Principal Financial and Accounting Officer)

/s/ Richard Warke	Executive Chairman	March 28, 2024
Richard Warke

/s/ John Boehner	Director	March 28, 2024
John Boehner

/s/ Daniel Earle	Director	March 28, 2024
Daniel Earle

/s/ Poonam Puri	Director	March 28, 2024
Poonam Puri

/s/ Donald R. Taylor	Director	March 28, 2024
Donald R. Taylor

/s/ Lenard Boggio	Director	March 28, 2024
Lenard Boggio

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
2.3(23)	Agreement and Plan of Merger dated as of September 6, 2023, by and between the Company and Augusta Gold Corp., a Delaware corporation
2.4(24)	Certificate of Ownership and Merger filed October 10, 2023
2.5(24)	Articles of Merger filed October 10, 2023
3.1(24)	Articles of Incorporation
3.2(24)	Bylaws
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3(10)	Form of Warrant
4.4(14)	Form of Warrant
4.5(17)	Form of Warrant
4.6(22)	Form of Warrant Indenture
4.7(22)	Form of Compensation Warrant
4.8(25)	Form of Warrant
10.1(3)	Form of Directors and Officers Indemnification Agreement
10.2(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.3(3)	Form of 2011 Incentive Stock Option Agreement
10.4(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.5(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.6(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.7(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.8(1)	Employment Agreement between the Company and Mr. David Beling***
10.9(5)	Option Agreement dated March 23, 2015
10.10(8)	Form of Warrant
10.11(9)	2017 Equity Incentive Plan***
10.12(11)	2021 Stock Option Plan***
10.13(12)	Term Sheet
10.14(12)	Letter Agreement Mineral Lease and Option to Purchase
10.15(13)	Amendment to Letter Agreement
10.16(13)	Second Amendment to Letter Agreement
10.17(14)	Membership Interest Purchase Agreement
10.18(15)	Form of Indemnity Agreement
10.19(15)	Form of Royalty Deed
10.20(15)	Form of Investor Rights Agreement
10.21(18)	Stock Option Plan***
10.22(19)	Membership Interest Purchase Agreement dated April 21, 2022
10.23(20)	Deed of Trust
10.24(21)	Secured Promissory Note Purchase Agreement
10.25(21)	Secured Promissory Note
10.26(21)	Security Agreement
10.27(26)	Amendment Number One to Secured Promissory Noted dated September 13, 2023
10.28(27)	Amendment Number Two to Secured Promissory Note dated December 13, 2023
10.29(25)	Unsecured Promissory Note Purchase Agreement dated February 26, 2024
10.30(25)	Unsecured Promissory Note dated February 26, 2024
10.31(28)	Amendment Number One to Secured Promissory Note Purchase Agreement dated March 27, 2024
10.32(28)	Amended and Restated Promissory Note date March 27, 2024
10.33(28)	Amended and Restated Guarantee and Security Agreement dated March 27, 2024
10.34(28)	Form of Deed of Trust
21(3)	List of Subsidiaries
23.1*	Consent of Davidson & Company LLP
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith.

***	Indicates management contract or compensatory arrangement.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 18, 2012.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2011

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2011.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2012.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2015.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2017.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2017.

(10)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC January 21, 2020.

(11)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC February 26, 2021.

(12)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC September 11, 2020.

(13)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 9, 2020.

(14)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 15, 2020.

(15)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 29, 2020.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2023

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023

(28)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 28, 2024

AUGUSTA GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Augusta Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Augusta Gold Corp. (the “Company”), as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Augusta Gold Corp. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency of approximately $27.2 million, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition to the matter described in the Going Concern section, we have determined the matters described below to be the critical audit matters to be communicated in our auditor’s report.

Assessment of Impairment Indicators of Mineral Properties

As described in Note 2 to the financial statements, the carrying amount of the Company’s Mineral Properties was $58,992,286 as of December 31, 2023. As more fully described in Note 1 to the financial statements, management assesses Mineral Properties for indicators of impairment at each reporting period.

The principal considerations for our determination that the assessment of impairment indicators of the Mineral Properties is a critical audit matter are that there was judgment made by management when assessing whether there were indicators of impairment for the Mineral Properties, specifically relating to the assets’ carrying amount which is impacted by the Company’s intent and ability to continue to explore and evaluate these assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to prepare an estimate of the recoverable amount of the Mineral Properties.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

●	Evaluating management’s assessment of impairment indicators.

●	Evaluating the intent for the Mineral Properties through discussion and communication with management.

●	Reviewing the Company’s recent expenditure activity and its ability to fund future exploration and development;

●	Obtaining, on a test basis through government websites, confirmation of title to ensure mineral rights underlying the Mineral Properties are in good standing.

Asset Retirement Obligation (“ARO”)

As described in Note 1 to the consolidated financial statements, the Company’s ARO totaled $3.1 million at December 31, 2023.

The principal considerations for our determination that the Company’s ARO is a critical audit matter are that there was judgment made by management when assessing this obligation, including the assessment of the nature and extent of future work to be performed, the future cost of performing the rehabilitation work, the timing of when the rehabilitation will take place and economic assumptions such as the discount rate and inflation rates applicable to future cash outflows associated with rehabilitation activities to bring them to their present value.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

●	Obtaining the Company’s assessment of their obligations to reclaim disturbed areas and the estimated future cost of that work.

●	Assessing the qualifications, competence and objectivity of management’s experts who produced the cost estimates.

●	Utilizing our internal valuation expert to assess the reasonability of the discount rates.

●	Testing the mathematical accuracy of the reclamation obligation model to support the provision balance.

●	Evaluating and testing, on a sample basis, key assumptions used in the reclamation obligation model and recalculating the present value of the obligation.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 28, 2024

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND DECEMBER 31, 2022

(Expressed in US dollars)

Assets	12/31/23	12/31/22

Current assets
Cash	$300,734	$332,813
Prepaid	55,999	156,959
Deferred stock issuance costs	0	121,424
Deposits	7,028	7,028
Total current assets	363,761	618,224

Other assets
Equipment, net	1,044,392	1,088,449
Reclamation bonds	1,115,813	0
Mineral properties, net	58,992,286	58,962,286
Total other assets	61,152,491	60,050,735

Total assets	$61,516,252	$60,668,959

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,411,439	$2,906,285
Note payable and accrued interest - related party	25,393,879	22,843,322
Asset retirement obligation	110,700	1,009,496
Warrant liability	692,949	0
Total current liabilities	27,608,967	26,759,103

Long term liabilities
Asset retirement obligation	2,971,097	1,804,939
Warrant liability	417,758	15,615,406
Total long term liabilities	3,388,855	17,420,345

Total liabilities	30,997,822	44,179,448

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 12/31/23 and 12/31/22	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 12/31/23 and 12/31/22	0	0
Common stock, 750,000,000 shares authorized, $ .0001 par value; 85,929,753 shares issued and outstanding as of 12/31/23 and 79,204,606 shares issued and outstanding as of 12/31/22	8,593	7,920
Additional paid in capital	63,745,580	56,375,344
Accumulated deficit	(33,235,743)	(39,893,753)

Total stockholders’ equity	30,518,430	16,489,511

Total liabilities and stockholders’ equity	$61,516,252	$60,668,959
Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in US dollars)

	Twelve Months Ended
	12/31/23	12/31/22
Operating expenses
General and administrative	$4,143,352	$5,087,128
Lease expense	21,000	21,000
Exploration, evaluation and project expense	2,686,656	5,739,534
Accretion expense	111,548	77,941
Depreciation expense	44,057	44,057
Total operating expenses	7,006,613	10,969,660

Net operating loss	(7,006,613)	(10,969,660)

Revaluation of warrant liability	16,267,187	(7,852,349)
Interest expense	(2,550,557)	(721,924)
Foreign currency exchange loss	(52,007)	(176,279)
Net income (loss) and Comprehensive income (loss)	$6,658,010	$(19,720,212)

Weighted average common shares outstanding – basic	85,561,252	75,373,892
Weighted average common shares outstanding – diluted	85,682,086	75,373,892

Earnings (loss) per common share – basic	$0.08	$(0.26)
Earnings (loss) per common share – diluted	$0.08	$(0.26)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in US dollars)

	Preferred		Common				Total
	Stock		Stock		Additional		Stockholders’
	Shares	Preferred	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2021	677,084	$67	70,519,188	$7,052	$42,406,169	$(20,173,541)	$22,239,747
Conversion of warrants	0	0	208,334	21	289,317	0	289,338
Stock based compensation	0	0	0	0	2,164,055	0	2,164,055
Conversion of preferred stock	(677,084)	(67)	677,084	67	0	0	0
Purchase of CR Reward	0	0	7,800,000	780	11,515,803	0	11,516,583
Net loss	0	0	0	0	0	(19,720,212)	(19,720,212)
December 31, 2022	0	$0	79,204,606	$7,920	$56,375,344	$(39,893,753)	$16,489,511

Stock based compensation	0	0	0	0	1,265,971	0	1,265,971
Placement – January, net of issuance costs	0	0	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	0	0	(1,762,488)	0	(1,762,488)
Net income	0	0	0	0	0	6,658,010	6,658,010
December 31, 2023	0	$0	85,929,753	$8,593	$63,745,580	$(33,235,743)	$30,518,430

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in US dollars)

	Twelve Months Ended
	12/31/23	12/31/22

Cash flows from operating activities
Net income (loss)	$6,658,010	$(19,720,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	111,548	77,941
Depreciation expense	44,057	44,057
Revaluation of warrant liability	(16,267,187)	7,852,349
Share based compensation	1,265,971	2,164,055
Change in operating assets and liabilities:
Prepaid expenses	100,960	36,096
Deferred stock issuance costs	121,424	(121,424)
Debt issuance costs	53,152	(46,317)
Accounts payable	(1,285,927)	2,434,042
Accrued interest	2,497,404	657,079
Asset retirement obligation	155,814	(132,629)

Net cash used in operating activities	(6,544,773)	(6,754,963)

Cash flows from investing activity
Acquisition of mineral properties	(238,919)	(34,176,839)
Acquisition of property and equipment	0	(838,991)

Net cash used in investing activities	(238,919)	(35,015,830)

Cash flows from financing activities
Proceeds from private placement of stock	8,568,651	0
Proceeds from note payable - related party	0	22,232,561
Share issuance costs	(701,225)	0
Increase in surety bond collateral	(1,115,813)	0
Proceeds from conversion of warrants	0	289,338

Net cash provided by financing activities	6,751,613	22,521,899

Net decrease in cash	(32,079)	(19,248,894)

Cash, beginning of year	332,813	19,581,707

Cash, end of year	$300,734	$332,813

Noncash investing and financing activities
Interest and taxes paid	$15,446	$0
Revaluation of asset retirement obligation	$0	$99,576
Incurrence of asset retirement obligation	$0	$1,100,434
Stock issued for purchase of CR Reward	$0	$11,516,583
Exploration and evaluation cost in accounts payable	$0	$208,919
Warrant liability from units placement	$1,762,488	$0

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

Basis of Presentation and Statement of Compliance

The accompanying consolidated financial statements (the “consolidated financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Principles of Consolidation

The consolidated financial statements include the accounts of Augusta Gold Corp. and its wholly owned subsidiaries, Standard Gold Corp. (“Standard Gold”), Bullfrog Mines LLC (“Bullfrog Mines”), CR Reward, LLC (“CR Reward” or “Reward”) and Rocky Mountain Minerals Corp. (“Rocky Mountain Minerals” or “RMM”). All significant inter-entity balances and transactions have been eliminated in consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control.

Going Concern and Management’s Plans

As at December 31, 2023, the Company has a working capital deficiency of approximately $27,245,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On December 31, 2023, the Company’s cash balance was approximately $300,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

Critical Judgements and Estimation Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, and expenses. These estimates and judgements are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

Share-based compensation – The fair value of share-based compensation is calculated using the Black-Scholes model. The main assumptions used in the model include the estimated life of the option, the expected volatility of the Company’s share price, and the risk-free rate of interest. The resulting value calculated is not necessarily the value that the holder of the option could receive in an arm’s-length transaction.

Warrant liability – The fair value of the warrant liability is calculated using the Black-Scholes model. The main assumptions used in the model include the estimated life of the warrant, the expected volatility of the Company’s share price, and the risk-free rate of interest. The resulting value calculated is not necessarily the value that the holder of the warrant could receive in an arm’s-length transaction.

Determination of useful life of assets for depreciation purposes – Significant judgment is involved in the determination of the useful life and residual value of long-lived assets that drive the calculation of depreciation charges. Changes in the estimate of useful lives and residual values may impact the depreciation calculations.

Foreign Currency Translation

The Company is exposed to currency risk on transactions and balances in currencies other than the functional currency. The Company has not entered into any contracts to manage foreign exchange risk.

These consolidated financial statements are presented in U.S. dollars (“USD”), which is the Company’s reporting currency. The functional currency of the Company and its subsidiaries is the US dollar; therefore, the Company is exposed to currency risk from financial assets and liabilities denominated in Canadian dollars. The Company does not consider the currency risk to be material to the future operations of the Company and, as such, does not have a program to manage currency risk.

Transactions in foreign currencies are recorded in the functional currency at exchange rates prevailing on the dates of the transactions. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are translated at the period end exchange rates. Non-monetary items are translated at the exchange rates in effect on the date of the transactions. Foreign exchange gains and losses arising on translation are presented in the consolidated statements of loss and comprehensive loss.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $2,010,197 at the Bullfrog Project and $1,071,600 at the Reward Project. During the period ended December 31, 2023, we incurred certain costs related to the ARO estimate that has an effect on the accretion and estimated costs.

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

	2023	2022
Balance, January 1	$2,814,435	$1,868,265
Accretion	111,548	77,941
Costs applied to ARO balance	(59,285)	(132,629)
Acquisition of CR Reward ARO	0	1,100,434
Change in estimates	215,099	(99,576)
Balance, December 31 (current)	$110,700	$1,009,496
Balance, December 31 (long term)	$2,971,097	$1,804,939
Life of mine - Bullfrog Project	2031	2028
Life of mine - Reward Project	2029	2029
Discount rate	3.9%	4.0%
Inflation rate (average)	2.2%	2.2%

At December 31, 2023, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 3.9% and a total undiscounted amount for the estimated future cash flows is $2,037,222 at the Bullfrog Project and $1,296,261 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,282,270 and $1,161,725 respectively.

At December 31, 2022, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 4.0% and a total undiscounted amount for the estimated future cash flows is $1,868,708 at the Bullfrog Project and $1,313,204 at the Reward Project. The Bullfrog and CR Reward projects had surety bonding in place with the Bureau of Land Management for $1,765,661 and $1,161,725 respectively.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2023 and December 31, 2022. The periods ended December 31, 2022, 2021, 2020 and 2019 are open to examination by taxing authorities.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Year Ended
	12/31/2023	12/31/2022
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$6,658,010	$(19,720,212)
Basic weighted average shares outstanding	85,561,252	75,373,892
Assumed conversion of dilutive shares	120,835	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,682,086	75,373,892
Basic Earnings (Loss) Per Common Share	$0.08	$(0.26)
Diluted Earnings (Loss) Per Common Share	$0.08	$(0.26)

Certain options and warrants were excluded in the diluted weighted average shares calculation because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares as of December 31, 2023:

	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	58,334	4,951,668	5,010,002
Warrants	0	34,701,615	34,701,615
Total	58,334	39,653,283	39,711,617

All option and warrants were excluded in the diluted weighted average shares calculation because they were “out-of-the money” for the year ended December 31, 2022.

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

Natural resource exploration, and exploring for gold, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other mineralization which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The Company business is exploring for gold and other minerals. If the Company discovers commercially exploitable gold or other deposits, revenue from such discoveries will not be generated unless the gold or other minerals are mined.

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

The Company’s exploration and development activities may be affected by existing or threatened medical pandemics, such as the novel coronavirus (COVID-19). A government may impose strict emergency measures in response to the threat or existence of an infectious disease, such as the emergency measures imposed by governments of many countries and states in response to the COVID-19 virus pandemic. As such, there are potentially significant economic and social impacts of infectious diseases, including but not limited to the inability of the Company to develop and operate as intended, shortage of skilled employees or labor unrest, inability to access sufficient healthcare, significant social upheavals or unrest, disruption to operations, supply chain shortages or delays, travel and trade restrictions, government or regulatory actions or inactions (including but not limited to, changes in taxation or policies, or delays in permitting or approvals, or mandated shut downs), declines in the price of precious metals, capital markets volatility, availability of credit, loss of investor confidence and impact on economic activity in affected countries or regions. In addition, such pandemics or diseases represent a serious threat to maintaining a skilled workforce in the mining industry and could be a major health-care challenge for the Company. There can be no assurance that the Company or the Company’s personnel will not be impacted by these pandemic diseases and the Company may ultimately see its workforce productivity reduced or incur increased medical costs/insurance premiums as a result of these health risks. COVID-19 is rapidly evolving and the effects on the mining industry and the Company are uncertain. The Company may not be able to accurately predict the impact of infectious disease, including COVID-19, or the quantum of such risks. There can be no assurance that the Company will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity, and may severely limit the financing capital available to the Company.

Recent Accounting Pronouncements

Certain new standards, amendments and interpretations, and improvements to existing standards have been published by the FASB and United States Securities and Exchange Commission but are not yet effective and have not been adopted early by the Company. The Company does not anticipate that any of these pronouncements will have a material impact on its consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES

	Mineral properties	Property and equipment	Total
Cost
As of December 31, 2021	$12,077,511	$338,204	$12,415,715
Additions	46,884,775	838,991	47,723,766
As of December 31, 2022	58,962,286	1,177,195	60,139,481
Additions	30,000	0	30,000
As of December 31, 2023	$58,992,286	$1,177,195	$60,169,481

Accumulated depreciation
As of December 31, 2021	$0	$44,689	$44,689
Depreciation expense	0	44,057	44,057
As of December 31, 2022	0	88,746	88,746
Depreciation expense	0	44,057	44,057
As of December 31, 2023	$0	$132,803	$132,803

Net book value on December 31, 2023	$58,992,286	$1,044,392	$60,036,678
Net book value on December 31, 2022	$58,992,286	$1,088,449	$60,050,735

Mineral properties consist of two main projects:

Bullfrog Gold Project

On October 26, 2020, the Company completed its acquisition of Bullfrog Mines pursuant to the Membership Interest Purchase Agreement (the “MIPA”) among the Company, Homestake Mining Company of California (“Homestake”), and Lac Minerals (USA) LLC (“Lac Minerals” and together with Homestake, the “Barrick Parties”).

The project is subject to a 2% net smelter returns royalty (the “Barrick Royalty”) granted on all minerals produced from all of the patented and unpatented claims (subject to the adjustments set out below), pursuant to a royalty deed, dated October 26, 2020 by and among Bullfrog Mines and the Barrick Parties (the “Royalty Deed”).

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

Reward Gold Project

On June 13, 2022, the Company completed the acquisition of the outstanding membership interests (collectively, the “CR Interests”) of CR Reward LLC, a wholly owned subsidiary of Waterton (“CR Reward”), pursuant to a membership interest purchase agreement with Waterton Nevada Splitter, LLC (“Waterton”). CR Reward holds the Reward Project located seven miles from the Company’s Bullfrog Project in Nevada. The CR Interests were acquired for the following consideration: (a) $12,500,000 in cash paid at the closing; plus (b) the issuance of 7,800,000 shares of Augusta Gold common stock at closing; plus (c) $22,126,000 in cash paid on September 14, 2022 (comprising collectively the “Second Payment” and the “Deferred Payment”).

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

See Note 6 Commitments for discussion of other option agreements underlying mineral claims.

NOTE 3 - STOCKHOLDER’S EQUITY

On January 20, 2023, the Company closed its offering (the “Offering”) of 6,725,147 units (“Units”) of the Company at a price of C$1.71 per Unit, including the units issued pursuant to the full exercise of the over-allotment option by the underwriters in the Offering (the “Underwriters”), for aggregate gross proceeds of approximately C$11,500,000 before deducting Offering expenses.  Each Unit was comprised of one share of the Company’s common stock and one-half of one common stock purchase warrant.

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

In addition to the above, the Company issued the following common shares for the years ending December 31, 2023, and 2022:

Warrants converted to common shares

Date	Shares	Price
June-22	208,334	C$	1.80

Preferred shares converted to common shares

Date	Shares
May-22	677,084

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

On May 4, 2022, 677,084 shares of Series B Preferred Stock were converted into shares of common stock. As of December 31, 2023 and 2022, there were no Preferred Stock shares outstanding.

Common Stock Options

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time. Options granted vest in accordance with terms at the discretion of the Board.

No options were granted during the year ended December 31, 2023. The details with respect to option grants during the year ended December 31, 2022 are as follows:

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

The Company recognized share-based compensation expense related to the stock options of $1,265,971 and $2,164,055 for the years ended December 31, 2023 and 2022, respectively. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

Stock Option Activity

A summary of the stock options as of December 31, 2023 and 2022, and changes during the years ended are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2021	4,800,002		$1.55	4.36	$29,817
Exercised	0		0.00	0	0
Issued	450,000	C$	2.03	5.00	0
Canceled	(50,000)	C$	2.00	0	0
Balance at December 31, 2022	5,200,002		$1.56	3.45	57,468
Exercised	0		0.00	0	0
Issued	0		0.00	0	0
Canceled	(190,000)	C$	2.02	0	0
Balance at December 31, 2023	5,010,002		$1.48	2.43	$0
Options exercisable at December 31, 2023	3,898,336		$1.48	2.42	$0

Warrant Activity

Total outstanding warrants of 34,701,615 as of December 31, 2023, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	1,434,522	27,433,335	3,777,784	3,362,573	336,257	36,344,471
Issued date	1/16/2020	10/26/2020	3/4/2021	1/20/2023	1/20/2023
Expiration date	1/15/2022	10/26/2024	3/4/2024	1/20/2026	1/20/2024
Exercise price (Canadian $)	$1.20	$1.80	$2.80	$2.30	$1.71
Balance at December 31, 2021	216,076	27,433,335	3,777,784	0	0	31,427,195
Exercised	0	(208,334)	0	0	0	(208,334)
Issued	0	0	0	0	0	0
Expired	(216,076)	0	0	0	0	(216,076)
Balance at December 31, 2022	0	27,225,001	3,777,784	0	0	31,002,785
Exercised	0	0	0	0	0	0
Issued	0	0	0	3,362,573	336,257	3,698,830
Expired	0	0	0	0	0	0
Balance at December 31, 2023	0	27,225,001	3,777,784	3,362,573	336,257	34,701,615

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The October 2020 Warrants, March 2021 Warrants, and January 2023 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020, using Black-Scholes valuation technique. The warrant liability was valued at $691,782 and $13,604,506 for the year ending December 31, 2023 and 2022, respectively with the following assumptions:

	10/26/20	12/31/22	12/31/23
Fair market value of common stock	$1.26	$1.40	$0.63
Exercise price	$1.38	$1.33	$1.36
Term	4 years	1.8 years	0.8 years
Volatility range	68.4%	101.5%	72.7%
Risk-free rate	0.18%	4.41%	4.79%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. The warrant liability was valued at $1,167 and $2,010,900 for the year ending December 31, 2023 and 2022, respectively with the following assumptions:

	3/4/21	12/31/22	12/31/23
Fair market value of common stock	$1.97	$1.40	$0.63
Exercise price	$2.21	$2.07	$2.12
Term	3 years	1.2 years	0.2 years
Volatility range	72.7%	116.0%	101.2%
Risk-free rate	0.32%	4.73%	5.40%

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. For the year ending December 31, 2023, the warrant liability was valued at $417,758 with the following assumptions:

	1/20/23	12/31/23
Fair market value of common stock	$1.13	$0.63
Exercise price	$1.71	$1.74
Term	3.0 years	2.0 years
Volatility range	84.05%	80.14%
Risk-free rate	3.83%	4.23%

NOTE 5 - RELATED PARTY

On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), of which share a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two (the “Amendment 2”) to the Note. Amendment 2 amends Section 1 of the Note to change the maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

	Note Payable	Accrued Interest	Total
As of December 31, 2022	22,232,561	610,761	22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879

On October 26, 2020, the Company entered into an arrangement to share office space, equipment, personnel, consultants and various administrative services with other companies related by virtue of certain directors and management in common. These services have been provided through a management company equally owned by each company party to the arrangement. Costs incurred by the management company are allocated and funded by the shareholders of the management company based on time incurred and use of services. If the Company’s participation in the arrangement is terminated, the Company will be obligated to pay its share of the rent payments for the remaining term of the office space rental agreement.

The Company was charged for the following with respect to this arrangement for the years ended December 31, 2023, and 2022:

	Twelve Months Ended
	12/31/2023	12/31/2022
Salaries and benefits	$391,643	$323,047
Office	119,447	90,587
Operating expenses	102,505	85,832
Total	$613,595	$499,466

The Company is committed to payments for office leases premises through 2024 in the total amount of approximately $88,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments.

During 2022, there were 450,000 stock options issued to officers and employees of the Company. Of those options, 350,000 have a C$2.05 exercise price and 100,000 have a C$1.96 exercise price and all expire five years from date of grant. As of December 31, 2023, there were 4,785,000 options issued and outstanding to officers, directors and employees of the Company. There was share-based compensation expense of $1,217,713 and $2,164,055 for the years ending December 31, 2023 and 2022, respectively.

The Company entered into a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman.  ACC invoiced the Company C$380,000 and $350,000 during the years ended December 31, 2023 and 2022 for consulting services, respectively.

As of December 31, 2023 the Chief Executive Officer had an amount due from the Company of $520,825 related to accrued payroll costs.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four mineral leases underlying the Reward property which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. Once in production, each agreement attracts payment of net smelter royalties as per the following table.

Total
2024	$30,400
2025	10,400
2026	10,400
2027	10,900
2028	10,900
2029	10,900
2030	11,400
2031	9,000
2032	9,000
2033	9,500
2034	9,500
2035	9,500
2036	10,000
2037	10,000
2038	10,000
Applicable NSRs	3%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims. This lease is out of the scope of ASC 842 Leases, and any payment is expensed off as lease expense.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $132,000 as of December 31, 2023, and makes lease payments on the following schedule:

Payment due July	Annual Payment
2024-2026	$21,000
2027-2031	$25,000
2032-2036	$30,000
2037-2041	$40,000
2042-2046	$45,000

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

In order to maintain in force, the working right and option granted to RMM, and to exercise the Mojave Option, the Company issued Mojave 750,000 shares of Company common stock and paid $16,000 to Mojave in October 2014. Subsequently, RMM paid to Mojave a total of $190,000 over the next 10 years, with the last payment made to Mojave in October 2023. As of the date hereof, the Mojave Option has been exercised in full. This lease is out of the scope of ASC 842 Leases, and any payment is capitalized to mineral property.

On December 9, 2020, Bullfrog Mines entered into a mining option agreement with Abitibi Royalties (USA) Inc. (“Abitibi”) granting Bullfrog Mines the option (the “Abitibi Option”) to acquire forty-three unpatented lode mining claims to the south of the Bullfrog deposit. The Abitibi Option was amended on December 9, 2022, to extend the exercise deadline and to increase the last payment amount required to exercise the option. This lease is out of the scope of ASC 842 Leases, and any payment is capitalized to mineral property. Bullfrog Mines made an initial payment to Abitibi of C$25,000 and exercised the Abitibi Option in full on January 30, 2023, by:

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

NOTE 7 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2023, and 2022 consisted of the following:

	2023	2022
Federal statutory income tax rate on net loss	21.0%	21.0%
Change in valuation allowance	-24.9%	-24.9%
Tax rate change	-3.9%	-3.9%
Effective tax rate	0.0%	0.0%

	Years Ended December 31,
	2023	2022

Earnings (loss) for the year	6,658,010	(19,720,213)
Expected income tax (recovery)	1,655,847	(4,904,417)
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	266,733	0
Change in unrecognized deductible temporary differences	(1,922,580)	4,904,417
Total income tax expense (recovery)	0	0

The components of the deferred tax assets and liabilities as of December 31, 2023, and 2022 are as follows:

	Years Ended December 31,
Deferred tax assets:	2023	2022
Net operating carryover	$9,026,354	$7,101,189
Other	(45,597)	(51,856)
Mineral property	723,714	846,917
Stock compensation	1,496,296	1,181,448
Warrant revaluation	349,724	4,395,374
Total deferred tax asset	11,550,491	13,473,072
Less: valuation allowance	(11,550,491)	(13,473,072)
Deferred tax assets	$0	$0

The Company has approximately a $36,294,000 and $28,553,000 net operating loss carryover as of December 31, 2023, and December 31, 2022, respectively. The net operating loss may offset against taxable income, with $6,598,000 of the net operating loss carryover begins expiring in 2030 and $29,705,000 with no expiry date may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance that eliminates the deferred tax asset as of December 31, 2023, and 2022, as the likelihood of the realization of the tax benefits cannot be determined.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the state of Colorado. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 8 - SEGMENTED INFORMATION

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended December 31, 2023:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$1,677,838	$709,209	$12,464,306
Reward Project	1,008,818	406,604	46,527,980
	$2,686,656	$1,115,813	$58,992,286

Expenses and mineral property carrying values by material project for the year ended December 31, 2022:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$4,805,552	$0	$12,434,306
Reward Project	933,982	0	46,527,980
	$5,739,534	$0	$58,962,286

All long-lived assets are in the United States of America.

NOTE 9 - SUBSEQUENT EVENTS

On February 26, 2024, the Company entered into an unsecured note purchase agreement with Donald Taylor (the “Lender”) to offer and sell an unsecured promissory note of the Company in exchange for the Lender loaning the Company US$262,500. In connection with the loan, the Company issued 300,000 warrants (the “Warrants”) to the Lender. Each Warrant is exercisable for one share of the Company’s common stock for a period of five years at an exercise price of C$0.62.

The warrants disclosed in Note 3 with expiration dates of January 2024 and March 2024 were not exercised and have expired.

On March 27, 2024, the Company entered into Amendment Number One (the “Purchase Agreement Amendment”) to its previously issued Purchase Agreement with Augusta Investments, pursuant to which Augusta Investments agreed to purchase the Note in the amount of US$22,232,561.

The Purchase Agreement Amendment amends the Purchase Agreement to: (i) amend the terms of the Purchase Agreement such that all amounts loaned to the Company under the Purchase Agreement are set forth on Schedule A to the Note, as amended and restated, from time to time; (ii) provide that the Note will be secured by an amended and restated guarantee and security agreement dated March 27, 2024 (the “Amended and Restated Security Agreement”); (iii) amend the Purchase Agreement to provide for multiple closings to occur at mutually agreed upon dates as necessary; (iv) amend the deliverable documents for each closing; and (v) amend the governing law from Delaware to Nevada.

The Purchase Agreement Amendment also provides that in consideration of Augusta Investments granting an extension to the maturity date of the Note from March 31, 2024 to June 30, 2024, the Company has agreed to pay to the lender an extension fee of $27,791, which amount will be accrued in the Note and due on the maturity date of the Note.

Other than the amendments set forth above, the Purchase Agreement Amendment does not otherwise amend, alter, supplement or change the provisions of the Purchase Agreement.

In connection with entering into the Purchase Agreement Amendment, Augusta Investments loaned the Company an additional $525,000, less a $25,000 loan origination fee, and the Company issued an amended and restated Note to Augusta Investments dated March 27, 2024 (the “Amended and Restated Note”). The Amended and Restated Note amends the Note to provide that the principal amount due and payable thereunder will be set forth on Schedule A thereto, as amended from time to time, by the mutual agreement of the parties. As issued on March 27, 2024, the Amended and Restated Note is for a principal amount of $22,793,853, which includes (i) the original issue amount of the Note on September 13, 2022 of $22,232,561, (ii) an extension fee of $33,501 on December 13, 2023, (iii) the $525,000 loan on March 27, 2024 and (iv) the extension fee of $27,791 on March 27, 2024. The Amended and Restated Note bears interest at a rate of prime plus 3% and has an outside maturity date of June 30, 2024.

The Amended and Restated Note is secured by a first-priority, perfected security interest in all the assets of the Company and its subsidiaries pursuant to the Amended and Restated Security Agreement and a certain deed of trust, assignment of leases, rents and contracts, security agreement and fixture filing (the “Deed of Trust”) to be filed by the Company pursuant to the requirements of the Amended and Restated Security Agreement. The payment of the obligations of the Company under the Amended and Restated Note is also guaranteed by each of the subsidiaries of the Company pursuant to the Amended and Restated Security Agreement.

The foregoing summary of the material terms of the Purchase Agreement Amendment, the Amended and Restated Note, the Amended and Restated Security Agreement and the Deed of Trust do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement Amendment, the Amended and Restated Note, the Amended and Restated Security Agreement and the form of the Deed of Trust, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K as filed on March 28, 2024, and which are incorporated by reference herein.