Form 10-Q
period 2024-03-31
AUGUSTA GOLD CORP.
filed 2024-05-10
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,959,753 shares of common stock, par value $0.0001, were outstanding on May 10, 2024.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

(Expressed in US dollars)

	3/31/24	12/31/23
Assets
Current assets
Cash	$440,517	$300,734
Prepaid	100,677	55,999
Deposits	7,028	7,028
Total current assets	548,222	363,761

Other assets
Equipment, net	1,033,378	1,044,392
Reclamation bonds	1,115,813	1,115,813
Mineral properties, net	58,360,123	58,992,286
Total other assets	60,509,314	61,152,491

Total assets	$61,057,536	$61,516,252

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,669,664	$1,411,439
Note payable and accrued interest - related party	26,817,354	25,393,879
Warrant liability	1,340,365	692,949
Asset retirement obligation	374,259	110,700
Total current liabilities	30,201,642	27,608,967

Long term liabilities
Asset retirement obligation, net of current	2,105,269	2,971,097
Warrant liability, net of current	534,401	417,758
Total long term liabilities	2,639,670	3,388,855

Total liabilities	32,841,312	30,997,822

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 3/31/24 and 12/31/23	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 3/31/24 and 12/31/23	0	0
Common stock, 750,000,000 shares authorized, $ .0001 par value; 85,929,753 shares issued and outstanding as of 3/31/24 and 12/31/23	8,593	8,593
Additional paid in capital	64,020,617	63,745,580
Accumulated deficit	(35,812,986)	(33,235,743)

Total stockholders’ equity	28,216,224	30,518,430

Total liabilities and stockholders’ equity	$61,057,536	$61,516,252

Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in US dollars)

	Three Months Ended
	3/31/24	3/31/23
Operating expenses
General and administrative	$698,435	$1,315,572
Exploration, evaluation and project expense	396,258	724,270
Accretion expense	29,894	27,907
Depreciation expense	11,014	11,014
Total operating expenses	1,135,601	2,078,763

Net operating loss	(1,135,601)	(2,078,763)

Revaluation of warrant liability	(764,059)	8,223,387
Interest expense	(673,475)	(626,715)
Foreign currency exchange gain (loss)	(4,108)	(71,951)
Net income (loss) and comprehensive income (loss)	$(2,577,243)	$5,445,958

Weighted average common shares outstanding – basic	85,929,753	84,435,276
Weighted average common shares outstanding – diluted	85,929,753	84,660,278

Earnings (loss) per common share – basic	$(0.03)	$0.06
Earnings (loss) per common share – diluted	$(0.03)	$0.06

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in US dollars)

	Common				Total
	Stock		Additional		Stockholders’
	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2022	79,204,606	$7,920	$56,375,344	$(39,893,753)	$16,489,511
Stock based compensation	0	0	472,981	0	472,981
Placement - January	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	(1,668,671)	0	(1,668,671)
Net income		0	0	5,445,958	5,445,958
March 31, 2023	85,929,753	$8,593	$63,046,407	$(34,447,795)	$28,607,205

December 31, 2023	85,929,753	$8,593	$63,745,580	$(33,235,743)	$30,518,430
Stock based compensation	0	0	275,037	0	275,037
Net loss		0	0	(2,577,243)	(2,577,243)
March 31, 2024	85,929,753	$8,593	$64,020,617	$(35,812,986)	$28,216,224

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in US dollars)

	Three Months Ended
	3/31/24	3/31/23

Cash flows from operating activities
Net income (loss)	$(2,577,243)	$5,445,958
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	29,894	27,907
Depreciation expense	11,014	11,014
Revaluation of warrant liability	764,059	(8,223,387)
Share based compensation	275,037	472,981
Change in operating assets and liabilities:
Prepaid expenses	(44,678)	(46,587)
Deferred stock issuance costs	0	121,424
Debt issuance costs	30,680	37,401
Accounts payable	258,225	(1,894,673)
Accrued interest	642,795	589,315
Asset retirement obligation	0	(35,010)

Net cash used in operating activities	(610,217)	(3,493,657)

Cash flows from financing activities
Proceeds from private placement of stock	0	8,568,651
Proceeds from note payable - related party	750,000	0
Share issuance costs	0	(701,225)
Increase in surety bond collateral	0	(1,115,813)

Net cash provided by financing activities	750,000	6,751,613

Net increase (decrease) in cash	139,783	3,257,956

Cash, beginning of period	300,734	332,813

Cash, end of period	$440,517	$3,590,769

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$632,163	$0
Warrant liability from units placement	$0	$1,668,671

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

Basis of Presentation and Statement of Compliance

The accompanying consolidated financial statements (the “consolidated financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Going Concern and Management’s Plans

As at March 31, 2024, the Company has a working capital deficiency of approximately $30,000,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On March 31, 2024, the Company’s cash balance was approximately $440,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

Impairment of mineral properties – Management applies significant judgment in its assessment of mineral properties and whether there are any indications of impairment. The Company considers both internal and external sources of information when making the impairment assessment. External sources of information considered are changes in the Company’s economic, legal and regulatory environment, which it does not control, but affects the recoverability of its mining assets. Internal sources of information the Company considers include the manner in which mining properties are expected to be used and indications of economic performance.

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

Asset retirement obligation – Significant judgment is involved in the determination of future reclamation costs, inflation rates, discount rate, and the life of mine. Revisions to these inputs may result in an adjustment to the carrying value of the obligation and the mineral properties involved.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,727,354 at the Bullfrog Project and $752,174 at the Reward Project. During the period ended March 31, 2024, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

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

Period end	3/31/2024	12/31/2023
Balance, beginning of period	$3,081,797	$2,814,435
Accretion	29,894	111,548
Costs applied to ARO balance	0	(59,285)
Change in estimates	(632,163)	215,099
Balance, end of period (current)	$374,259	$110,700
Balance, end of period (long term)	$2,105,269	$2,971,097

Life of mine - Bullfrog Project	2031	2031
Life of mine - Reward Project	2029	2029
Discount rate	11.5%	3.9%
Inflation rate (average)	2.2%	2.2%

At March 31, 2024, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 11.5% and a total undiscounted amount for the estimated future cash flows is $2,037,222 at the Bullfrog Project and $1,296,261 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,282,270 and $1,161,725 respectively.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended
	3/31/2024	3/31/2023
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$(2,577,243)	$5,445,958
Basic weighted average shares outstanding	85,929,753	84,435,276
Assumed conversion of dilutive shares	0	225,002
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	84,660,278
Basic Earnings (Loss) Per Common Share	$(0.03)	$0.06
Diluted Earnings (Loss) Per Common Share	$(0.03)	$0.06

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three months ended March 31, 2023. The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. All option and warrants were excluded in the diluted weighted average shares calculation because of the net loss for the three months ended March 31, 2024.

The following details the dilutive and anti-dilutive shares as of March 31, 2023:

	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	225,002	4,825,000	5,050,002
Warrants	0	34,701,615	34,701,615
Total	225,002	39,526,615	39,751,617

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Equipment	Land improvements	Total
Cost
As of December 31, 2022	$58,962,286	$161,326	$1,015,869	$60,139,481
Additions	30,000	0	0	30,000
As of December 31, 2023	58,992,286	161,326	1,015,869	60,169,481
Change in ARO estimate	(632,163)	0	0	(632,163)
Additions	0	0	0	0
As of March 31, 2024	$58,360,123	$161,326	$1,015,869	$59,537,318

Accumulated depreciation
As of December 31, 2022	$0	$65,162	$23,584	$88,746
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2023	0	97,427	35,376	132,803
Depreciation expense	0	8,066	2,948	11,014
As of March 31, 2024	$0	$105,493	$38,324	$143,817

Net book value on March 31, 2024	$58,360,123	$55,833	$977,545	$59,393,501

Mineral properties consist of two main projects:

Bullfrog Gold Project, Nevada

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

Reward Gold Project, Nevada

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

NOTE 3 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

The Company did not issue common shares for the three months ended March 31, 2024.

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

As of March 31, 2024 and 2023, there were no Preferred Stock shares outstanding.

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

The Company did not grant options for the three months ended March 31, 2024 or for the twelve months ended December 31, 2023.

The Company recognized share-based compensation expense related to stock options of $135,552 and $472,981 for the three months ended March 31, 2024 and 2023, respectively. The options are vested based on years of service, with certain options vested after two years and other options vested after three years.

Stock Option Activity

A summary of the stock options as of March 31, 2024, and changes during the periods are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2022	5,200,002		$1.56	3.45	$57,468
Canceled	(190,000)	C$	2.02	0	0
Balance at December 31, 2023	5,010,002		$1.48	2.43	0
Canceled	(196,667)	C$	2.02	0	0
Balance at March 31, 2024	4,813,335		$1.45	2.14	$8,167
Options exercisable at March 31, 2024	4,613,336		$1.45	2.13	$8,167

Warrant Activity

Total outstanding warrants of 30,887,574 as of March 31, 2024, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	27,433,335	3,777,784	3,362,573	336,257	300,000
Issued date	10/26/2020	3/4/2021	1/20/2023	1/20/2023	2/26/2024
Expiration date	10/26/2024	3/4/2024	1/20/2026	1/20/2024	2/26/2029
Exercise price (Canadian $)	$1.80	$2.80	$2.30	$1.71	$0.62

Balance at December 31, 2022	27,225,001	3,777,784	0	0	0	31,002,785
Issued	0	0	3,362,573	336,257	0	3,698,830
Balance at December 31, 2023	27,225,001	3,777,784	3,362,573	336,257	0	34,701,615
Issued	0	0	0	0	300,000	300,000
Expired	0	(3,777,784)	0	(336,257)	0	(4,114,041)
Balance at March 31, 2024	27,225,001	0	3,362,573	0	300,000	30,887,574

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020, using Black-Scholes valuation technique. The warrant liability was valued at $1,340,365 and $692,949 for the three months ended March 31, 2024 and the year ending December 31, 2023, respectively with the following assumptions:

	10/26/20	12/31/23	3/31/24
Fair market value of common stock	$1.26	$0.63	$0.80
Exercise price	$1.38	$1.36	$1.33
Term	4 years	0.8 years	0.6 years
Volatility range	68.4%	72.7%	80.8%
Risk-free rate	0.2%	4.8%	5.4%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. The warrant liability was expired as of March 31, 2024 and was valued at $692,949 for the year ending December 31, 2023 with the following assumptions:

	3/4/21	12/31/23	3/31/24
Fair market value of common stock	$1.97	$0.63	$0.00
Exercise price	$2.21	$2.12	$0.00
Term	3 years	0.2 years	0.00
Volatility range	72.7%	101.2%	0.0%
Risk-free rate	0.3%	5.4%	0.0%

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. The warrant liability was valued at $534,401 and $417,758 for the three months ended March 31, 2024 and the year ending December 31, 2023, respectively with the following assumptions:

	1/20/23	12/31/23	3/31/24
Fair market value of common stock	$1.13	$0.63	$0.80
Exercise price	$1.71	$1.74	$1.70
Term	3 years	2 years	1.8 years
Volatility range	84.1%	80.1%	75.2%
Risk-free rate	3.8%	4.2%	4.6%

NOTE 5 - RELATED PARTY

On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which shares a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

In connection with entering into the Purchase Agreement Amendment, Augusta Investments loaned the Company an additional $525,000, less a $25,000 loan origination fee, and the Company issued an amended and restated Note to Augusta Investments dated March 27, 2024 (the “Amended and Restated Note”). The Amended and Restated Note amends the Note to provide that the principal amount due and payable thereunder will be set forth on Schedule A thereto, as amended from time to time, by the mutual agreement of the parties. As issued on March 27, 2024, the Amended and Restated Note is for a principal amount of $22,818,853, which includes (i) the original issue amount of the Note on September 13, 2022 of $22,126,000 (along with $106,561 of debt issuance costs), (ii) an extension fee of $33,501 on December 13, 2023, (iii) the $500,000 loan (along with an additional $25,000 of debt issuance costs) on March 27, 2024 and (iv) the extension fee of $27,791 on March 27, 2024. The Amended and Restated Note bears interest at a rate of prime plus 3% and has an outside maturity date of June 30, 2024.

On February 26, 2024, the Company entered into an unsecured note purchase agreement with Donald Taylor (the “Lender”) to offer and sell an unsecured promissory note of the Company in exchange for the Lender loaning the Company $250,000 (along with an additional $12,500 of debt issuance costs). The note bears interest at a rate of 14% and matures on December 31, 2024. In connection with the loan, the Company issued 300,000 warrants (the “Warrants”) to the Lender. Each Warrant is exercisable for one share of the Company’s common stock for a period of five years at an exercise price of C$0.62. The value of the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique.

Related Party - Augusta Investments	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	500,000	0	500,000
Additional debt issuance costs	52,791	(52,791)	0
Interest expense	0	668,639	668,639
As of March 31, 2023	$22,818,853	$3,743,665	$26,562,518

Related Party - Don Taylor	Note Payable	Accrued Interest	Total
As of December 31, 2023	$0	$0	$0
Debt issued	250,000	0	250,000
Debt issuance costs	12,500	(12,500)	0
Interest expense	0	4,836	4,836
As of March 31, 2023	$262,500	$(7,664)	$254,836

Related Party - Total	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	750,000	0	750,000
Additional debt issuance costs	65,291	(65,291)	0
Interest expense	0	673,475	673,475
As of March 31, 2023	$23,081,353	$3,736,001	$26,817,354

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

The Company was charged for the following with respect to this arrangement for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	3/31/2024	3/31/2023
Salaries and benefits	$74,556	$153,306
Office	23,240	27,228
Operating expenses	27,374	50,089
Total	$125,170	$230,623

The Company was committed to payments for office leases located in Toronto through 2024, however due to staffing changes, the Company no longer has a payment requirement for the office space.

As of March 31, 2024, there were 4,813,335 options issued and outstanding to officers, directors and employees of the Company of which 4,433,333 were to related parties. There was related party share-based compensation expense of $273,426 and $438,828 for the months ending March 31, 2024 and 2023, respectively.

The Company entered into a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman.  ACC invoiced the Company C$91,876 during the three months ended March 31, 2024 and 2023 for consulting services.

The Chief Executive Officer had an amount due from the Company of $583,324 and $520,825 related to accrued payroll costs as of March 31, 2024 and December 31, 2023, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four mineral leases underlying the Reward property, which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. Once in production, each agreement attracts payment of net smelter royalties as per the following table.

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

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims. These leases are out of the scope of ASC 842 Leases, and are expensed when paid.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $132,000 as of March 31, 2024, and makes lease payments on the following schedule:

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

NOTE 7 – SEGMENTED INFORMATION

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended March 31, 2024:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$237,871	$709,209	$12,161,964
Reward Project	158,387	406,604	46,198,159
	$396,258	$1,115,813	$58,360,123

Expenses and mineral property carrying values by material project for the year ended December 31, 2023:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$1,677,838	$709,209	$12,464,306
Reward Project	1,008,818	406,604	46,527,980
	$2,686,656	$1,115,813	$58,992,286

NOTE 8 - SUBSEQUENT EVENTS

On April 26, 2024, the Company, executed an amended Schedule A (the “Amended Schedule A”) to its amended and restated secured promissory note issued to Augusta Investments Inc. (the “Purchaser”) on September 13, 2022, as amended and restated on March 27, 2024 (the “Amended and Restated Note”). In connection with entering into the Amended Schedule A, the Purchaser loaned the Company an additional $1,500,000 pursuant to the terms and conditions of the Amended and Restated Note (the “Additional Loan”). As amended by the Amended Schedule A, the Amended and Restated Note is for a principal amount of $24,318,853.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	3/31/24	3/31/23
Operating expenses
General and administrative	$698,435	$1,315,572
Exploration, evaluation and project expense	396,258	724,270
Accretion expense	29,894	27,907
Depreciation expense	11,014	11,014
Total operating expenses	1,135,601	2,078,763

Net operating loss	(1,135,601)	(2,078,763)

Revaluation of warrant liability	(764,059)	8,223,387
Interest expense	(673,475)	(626,715)
Foreign currency exchange gain (loss)	(4,108)	(71,951)
Net income (loss) and comprehensive income (loss)	$(2,577,243)	$5,445,958

For the three months ended March 31, 2024, the Company decreased general and administrative expenses by approximately $618,000. The increase was due to the following year over year variances:

Three months ended	3/31/2024	3/31/2023	Variance
Accounting fees	$137,000	$107,000	$30,000
Legal and other professional fees	32,000	352,000	(320,000)
Marketing expense	3,000	8,000	(5,000)
Payroll	137,000	216,000	(79,000)
Corporate expenses & rent	51,000	77,000	(26,000)
Share based compensation	275,000	473,000	(198,000)
Insurance	23,000	38,000	(15,000)
Stock exchange fees	36,000	21,000	15,000
Other general expenses	4,000	24,000	(20,000)
Total	$698,000	$1,316,000	$(618,000)

●	Accounting fees increase resulted from increase in audit fees and additional consulting fees needed for required regulatory filings and planning/projection activities in 2024.

●	Legal fees and professional fees decreased due to a reduction in corporate activities in 2024.

●	Marketing expenses were lower as 2023 had additional amounts that were used for company and shareholder awareness projects.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share based compensation for that period. Certain stock options were canceled in 2023 after termination of an employee resulting in reversal of previous share based compensation expense. The options that were issued in February 2021 were fully vested in February 2024. In addition, the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique.

For the three months ended March 31, 2024, the Company decreased exploration, evaluation and project expenses by approximately $328,000. The decrease was due to the following year over year variances:

Three months ending	3/31/2024	3/31/2023	Variance
Consultants/Contractors	$61,000	$234,000	$(173,000)
Supplies and equipment	65,000	68,000	(3,000)
Overhead and payroll	235,000	373,000	(138,000)
Permits and fees	1,000	21,000	(20,000)
Other	34,000	28,000	6,000
Total	$396,000	$724,000	$(328,000)

In the first quarter of 2024, the Company continued with development activities for the Reward and Bullfrog Projects.  In 2023, metallurgical test work on drill core samples from the Bullfrog deposit, environmental baseline studies, compliance reporting, and preparation of a feasibility level technical report for the CR Reward project were advanced.

The revaluation of the warrant liability is based on the following outstanding warrants:

Issue Date	Expiration Date	Outstanding Warrants	Exercise Price
October 2020	October 2024	18,125,001	C$	1.80
January 2023	January 2026	3,362,573	C$	2.30

There are an additional 9,400,000 warrants outstanding which are not warrant liabilities and therefore have no effect on the revaluation of warrant liability (the February 2024 Warrants are not considered a liability and do not get revalued).

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

Liquidity

As of March 31, 2024, the Company had total liquidity of $440,000 in cash and cash equivalents. The Company had negative working capital of $30,000,000 and an accumulated deficit of $36,000,000. For the three months ended March 31, 2024, the Company had negative operating cash flows before changes in working capital of $1,500,000 and a net loss of $2,600,000.

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

As of March 31, 2024, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of March 31, 2024, and their approximate timing of payment are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.

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

With respect to the quarterly period ending March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2024, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2024, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference with Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2023)
4.1	Form of Warrant from October 2020 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2020)
4.2	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
4.3	Form of Warrant Indenture dated January 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.4	Form of Compensation Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.5	Form of Warrant dated February 26, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
10.1	Unsecured Promissory Note Purchase Agreement with Donald Taylor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
10.2	Unsecured Promissory Note with Donald Taylor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
10.3	Amendment Number One to Secured Promissory Note Purchase Agreement dated March 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2024)
10.4	Amended and Restated Promissory Note Purchase Agreement dated March 27, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2024)
10.5	Amended and Restated Guarantee and Security Agreement dated March 27, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2024)
10.6	Form of Deed of Trust (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2024)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Tyler Minnick
		Name:	Tyler Minnick
		Title:	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)