Form 10-Q
period 2024-06-30
AUGUSTA GOLD CORP.
filed 2024-08-12
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock, par value $0.0001, were outstanding on August 12, 2024.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND DECEMBER 31, 2023

(Expressed in US dollars)

	6/30/24	12/31/23
Assets
Current assets
Cash	$612,804	$300,734
Prepaid	112,340	55,999
Deposits	0	7,028
Total current assets	725,144	363,761

Other assets
Equipment, net	1,022,363	1,044,392
Reclamation bonds	1,115,813	1,115,813
Mineral properties, net	58,287,317	58,992,286
Total other assets	60,425,493	61,152,491

Total assets	$61,150,637	$61,516,252

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,540,492	$1,411,439
Note payable and accrued interest - related party	29,068,577	25,393,879
Warrant liability	14,342	692,949
Asset retirement obligation	67,000	110,700
Total current liabilities	30,690,411	27,608,967

Long term liabilities
Asset retirement obligation, net of current	2,367,121	2,971,097
Warrant liability, net of current	274,373	417,758
Total long term liabilities	2,641,494	3,388,855

Total liabilities	33,331,905	30,997,822

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $.0001 par value; zero issued and outstanding as of 6/30/24 and 12/31/23	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 6/30/24 and 12/31/23	0	0
Common stock, 750,000,000 shares authorized, $ .0001 par value; 85,929,753 shares issued and outstanding as of 6/30/24 and 12/31/23	8,593	8,593
Additional paid in capital	64,162,062	63,745,580
Accumulated deficit	(36,351,923)	(33,235,743)

Total stockholders’ equity	27,818,732	30,518,430

Total liabilities and stockholders’ equity	$61,150,637	$61,516,252

Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Expressed in US dollars)

	Three Months Ended		Six Months Ended
	6/30/24	6/30/23	6/30/24	6/30/23
Operating expenses
General and administrative	$434,266	$1,196,164	$1,132,701	$2,511,736
Lease expense	21,000	21,000	21,000	21,000
Exploration, evaluation and project expense	836,200	626,426	1,232,458	1,350,696
Accretion expense	71,286	24,915	101,180	52,822
Depreciation expense	11,015	11,015	22,029	22,029
Total operating expenses	1,373,767	1,879,520	2,509,368	3,958,283

Net operating loss	(1,373,767)	(1,879,520)	(2,509,368)	(3,958,283)

Revaluation of warrant liability	1,586,051	5,337,582	821,992	13,560,969
Interest expense	(751,222)	(631,079)	(1,424,697)	(1,257,794)
Foreign currency exchange gain (loss)	1	49,963	(4,107)	(21,988)
Net income (loss) and comprehensive income (loss)	$(538,937)	$2,876,946	$(3,116,180)	$8,322,904

Weighted average common shares outstanding – basic	85,929,753	85,929,753	85,929,753	85,186,643
Weighted average common shares outstanding – diluted	85,929,753	85,988,087	85,929,753	85,244,977

Earnings (loss) per common share – basic	$(0.01)	$0.03	$(0.04)	$0.10
Earnings (loss) per common share – diluted	$(0.01)	$0.03	$(0.04)	$0.10

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Expressed in US dollars)

	Common				Total
	Stock		Additional		Stockholders’
	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2022	79,204,606	$7,920	$56,375,344	$(39,893,753)	$16,489,511
Stock based compensation	0	0	472,981	0	472,981
Placement - January	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	(1,668,671)	0	(1,668,671)
Net income		0	0	5,445,958	5,445,958
March 31, 2023	85,929,753	$8,593	$63,046,407	$(34,447,795)	$28,607,205

Stock based compensation	0	0	245,142	0	245,142
Net income		0	0	2,876,946	2,876,946
June 30, 2023	85,929,753	$8,593	$63,291,549	$(31,570,849)	$31,729,293

December 31, 2023	85,929,753	$8,593	$63,745,580	$(33,235,743)	$30,518,430
Stock based compensation	0	0	275,037	0	275,037
Warrant liability	0	0	0	0	0
Net loss		0	0	(2,577,243)	(2,577,243)
March 31, 2024	85,929,753	$8,593	$64,020,617	$(35,812,986)	$28,216,224

Stock based compensation	0	0	141,445	0	141,445
Net loss		0	0	(538,937)	(538,937)
June 30, 2024	85,929,753	$8,593	$64,162,062	$(36,351,923)	$27,818,732

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Expressed in US dollars)

	Six Months Ended
	6/30/24	6/30/23

Cash flows from operating activities
Net income (loss)	$(3,116,180)	$8,322,904
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	101,180	52,822
Depreciation expense	22,029	22,029
Revaluation of warrant liability	(821,992)	(13,560,969)
Share based compensation	416,482	718,123
Change in operating assets and liabilities:
Prepaid expenses	(56,341)	(31,914)
Deferred stock issuance costs	0	121,424
Debt issuance costs	84,282	49,469
Deposits	7,028	0
Accounts payable	129,053	(1,836,711)
Accrued interest	1,340,416	1,208,324
Asset retirement obligation	(43,887)	(106,651)

Net cash used in operating activities	(1,937,930)	(5,041,150)

Cash flows from financing activities
Proceeds from private placement of stock	0	8,568,651
Proceeds from note payable - related party	2,250,000	0
Share issuance costs	0	(701,225)
Increase in surety bond collateral	0	(1,115,813)

Net cash provided by financing activities	2,250,000	6,751,613

Net increase in cash	312,070	1,710,463

Cash, beginning of period	300,734	332,813

Cash, end of period	$612,804	$2,043,276
	0
Noncash investing and financing activities
Interest and taxes paid	$0	$0
Revaluation of asset retirement obligation	$704,969	$0
Warrant liability from units placement	$0	$1,668,671

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

Basis of Presentation and Statement of Compliance

The accompanying consolidated financial statements (the “consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Going Concern and Management’s Plans

As at June 30, 2024, the Company has a working capital deficiency of approximately $30,000,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On June 30, 2024, the Company’s cash balance was approximately $600,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,681,947 at the Bullfrog Project and $752,174 at the Reward Project. During the period ended June 30, 2024, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

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

Period end	6/30/2024	12/31/2023
Balance, beginning of period	$3,081,797	$2,814,435
Accretion	101,180	111,548
Costs applied to ARO balance	(43,887)	(59,285)
Change in estimates	(704,969)	215,099
Balance, end of period (current)	$67,000	$110,700
Balance, end of period (long term)	$2,367,121	$2,971,097

Life of mine - Bullfrog Project	2031	2031
Life of mine - Reward Project	2029	2029
Discount rate	11.5%	3.9%
Inflation rate (average)	2.2%	2.2%

At June 30, 2024, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 11.5% and a total undiscounted amount for the estimated future cash flows is $2,153,984 at the Bullfrog Project and $1,296,261 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,282,270 and $1,161,725 respectively.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(538,937)	$2,876,946	$(3,116,180)	$8,322,904
Basic weighted average shares outstanding	85,929,753	85,929,753	85,929,753	85,186,643
Assumed conversion of dilutive shares	0	58,334	0	58,334
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	85,988,087	85,929,753	85,244,977
Basic earnings (loss) per common share	$(0.01)	$0.03	$(0.04)	$0.10
Diluted earnings (loss) per common share	$(0.01)	$0.03	$(0.04)	$0.10

Certain options and warrants and all preferred shares were included in the computation of diluted shares outstanding for the three and six months ended June 30, 2023. The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. All options and warrants were excluded in the diluted weighted average shares calculation because of the net loss for the three and six months ended June 30, 2024.

The following details the dilutive and anti-dilutive shares as of June 30, 2023:

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Equipment	Land improvements	Total
Cost
As of December 31, 2022	$58,962,286	$161,326	$1,015,869	$60,139,481
Additions	30,000	0	0	30,000
As of December 31, 2023	58,992,286	161,326	1,015,869	60,169,481
Change in ARO estimate	(704,969)	0	0	(704,969)
Additions	0	0	0	0
As of June 30, 2024	$58,287,317	$161,326	$1,015,869	$59,464,512

Accumulated depreciation
As of December 31, 2022	$0	$65,162	$23,584	$88,746
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2023	0	97,427	35,376	132,803
Depreciation expense	0	16,133	5,896	22,029
As of June 30, 2024	$0	$113,560	$41,272	$154,832

Net book value on June 30, 2024	$58,287,317	$47,766	$974,597	$59,309,680

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

NOTE 3 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

The Company did not issue common shares for the six months ended June 30, 2024.

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

As of June 30, 2024 and 2023, there were no Preferred Stock shares outstanding.

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

On April 16, 2024, the Company granted 2,800,000 options to certain directors, officers and employees. No options were granted for the twelve months ended December 31, 2023.

The Company recognized share-based compensation expense related to stock options of $416,482 and $718,123 for the six months ended June 30, 2024 and 2023, respectively. The options are vested based on years of service, with options vesting between one and three years.

Stock Option Activity

A summary of the stock options as of June 30, 2024, and changes during the periods are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2022	5,200,002		$1.56	3.45	$57,468
Exercised	0		0.00	0	0
Issued	0		0.00	0	0
Canceled	(190,000)	C$	2.02	0	0
Balance at December 31, 2023	5,010,002		$1.48	2.43	0
Exercised	0		0.00	0	0
Issued	2,800,000	C$	1.11	4.80	0
Canceled	(765,000)	C$	2.02	0	0
Balance at June 30, 2024	7,045,002		$1.18	3.04	$1,750
Options exercisable at June 30, 2024	4,378,336		$1.88	2.07	$1,750

Warrant Activity

Total outstanding warrants of 30,887,574 as of June 30, 2024, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	27,433,335	3,777,784	3,362,573	336,257	300,000	35,209,949
Issued date	10/26/2020	3/4/2021	1/20/2023	1/20/2023	2/26/2024
Expiration date	10/26/2024	3/4/2024	1/20/2026	1/20/2024	2/26/2029
Exercise price (Canadian $)	$1.80	$2.80	$2.30	$1.71	$0.62

Balance at December 31, 2022	27,225,001	3,777,784	0	0	0	31,002,785
Exercised	0	0	0	0	0	0
Issued	0	0	3,362,573	336,257	0	3,698,830
Expired	0	0	0	0	0	0
Balance at December 31, 2023	27,225,001	3,777,784	3,362,573	336,257	0	34,701,615
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	300,000	300,000
Expired	0	(3,777,784)	0	(336,257)	0	(4,114,041)
Balance at June 30, 2024	27,225,001	0	3,362,573	0	300,000	30,887,574

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020, using Black-Scholes valuation technique. The warrant liability was valued at $14,342 and $691,782 for the six months ended June 30, 2024 and the year ending December 31, 2023, respectively with the following assumptions:

	10/26/20	12/31/23	6/30/24
Fair market value of common stock	$1.26	$0.63	$0.69
Exercise price	$1.38	$1.36	$1.32
Term	4 years	0.8 years	0.3 years
Volatility range	68.4%	72.7%	47.5%
Risk-free rate	0.2%	4.8%	5.5%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. The warrant liability was expired as of June 30, 2024 and was valued at $1,167 for the year ending December 31, 2023 with the following assumptions:

	3/4/21	12/31/23	6/30/24
Fair market value of common stock	$1.97	$0.63	$0.00
Exercise price	$2.21	$2.12	$0.00
Term	3 years	0.2 years	0.00
Volatility range	72.7%	101.2%	0.0%
Risk-free rate	0.3%	5.4%	0.0%

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. The warrant liability was valued at $274,373 and $417,758 for the six months ended June 30, 2024 and the year ending December 31, 2023, respectively with the following assumptions:

	1/20/23	12/31/23	6/30/24
Fair market value of common stock	$1.13	$0.63	$0.69
Exercise price	$1.71	$1.74	$1.68
Term	3 years	2 years	1.6 years
Volatility range	84.1%	80.1%	70.7%
Risk-free rate	3.8%	4.2%	4.7%

NOTE 5 - RELATED PARTY

Augusta Investments Inc.

●	On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which shares a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

●	On September 13, 2023, the Company and Augusta Investments entered into Amendment Number One (the “Amendment”) to the Note. The Amendment amends Section 1 of the Note to change the maturity date of the Note from September 13, 2023 to the earlier of (i) first Business Day occurring 30 days after the Lender has provided written notice to the Company demanding payment on the entire unpaid balance of principal and all accrued and unpaid interest thereon; (ii) the date upon which the Company makes payment in full of the entire unpaid balance of principal and all accrued and unpaid interest; and (iii) December 13, 2023.

●	On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two (the “Amendment 2”) to the Note. Amendment 2 amends Section 1 of the Note to change the maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

●	On March 27, 2024, the Company entered into Amendment Number One (the “Purchase Agreement Amendment”) to its previously issued Purchase Agreement with Augusta Investments, pursuant to which Augusta Investments agreed to purchase the Note in the amount of US$22,232,561.

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

●	On April 26, 2024, the Company executed an amended Schedule A (the “Amended Schedule A”) to its amended and restated secured promissory note issued to Augusta Investments Inc. (the “Purchaser”) on September 13, 2022, as amended and restated on March 27, 2024 (the “Amended and Restated Note”). In connection with entering into the Amended Schedule A, the Purchaser loaned the Company an additional $1,500,000 pursuant to the terms and conditions of the Amended and Restated Note (the “Additional Loan”). As amended by the Amended Schedule A, the Amended and Restated Note is for a principal amount of $24,318,853.

●	On June 28, 2024, the Company entered into Amendment Number One (the “June 2024 Amendment”) to its amended and restated secured promissory note issued to Augusta Investments Inc. (the “Lender”) on September 13, 2022, as amended and restated on March 27, 2024 (the “Amended and Restated Note”).

The June 2024 Amendment amends Section 1 of the Note to change the outside maturity date of the Amended and Restated Note from June 30, 2024, to September 30, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $30,399, which amount will be accrued and due on the maturity date.

In connection with the June 2024 Amendment, the Company and the Lender executed an amended Schedule A (the “Amended Schedule A”) to the Amended and Restated Note to add the amount of the Extension Fee to the principal amount of the Amended and Restated Note. As amended by the Amended Schedule A, the Amended and Restated Note is for a principal amount of $24,349,251.

On February 26, 2024, the Company entered into an unsecured note purchase agreement with Donald Taylor (the “Lender”) to offer and sell an unsecured promissory note of the Company in exchange for the Lender loaning the Company $250,000 (along with an additional $12,500 of debt issuance fees). The note bears interest at a rate of 14% and matures on December 31, 2024. In connection with the loan, the Company issued 300,000 warrants (the “Warrants”) to the Lender. Each Warrant is exercisable for one share of the Company’s common stock for a period of five years at an exercise price of C$0.62. The value of the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique.

Related Party - Augusta Investments	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	2,000,000	0	2,000,000
Additional debt issuance costs	83,189	(83,189)	0
Interest expense	0	1,406,950	1,406,950
As of June 30, 2024	$24,349,251	$4,451,578	$28,800,829

Related Party - Don Taylor	Note Payable	Accrued Interest	Total
As of December 31, 2023	$0	$0	$0
Additional debt issued	250,000	0	250,000
Additional debt issuance costs	12,500	(12,500)	0
Interest expense	0	17,748	17,748
As of June 30, 2024	$262,500	$5,248	$267,748

Related Party - Total	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	2,250,000	0	2,250,000
Additional debt issuance costs	95,689	(95,689)	0
Interest expense	0	1,424,698	1,424,698
As of June 30, 2024	$24,611,751	$4,456,826	$29,068,577

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

The Company was charged for the following with respect to this arrangement for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	6/30/2024	6/30/2023
Salaries and benefits	$106,365	$228,542
Office	44,193	52,182
Operating expenses	38,989	51,523
Total	$189,547	$332,247

The Company was committed to payments for office leases located in Toronto through 2024, however due to staffing changes, the Company no longer has a payment requirement for the office space.

As of June 30, 2024, there were 7,045,002 options issued and outstanding to officers, directors and employees of the Company of which 6,850,002 were to related parties. There was related party share-based compensation expense of $403,247 and $718,123 for the six months ending June 30, 2024 and 2023, respectively.

The Company entered a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman.  ACC invoiced the Company C$183,752 and C$198,457 during the six months ended June 30, 2024 and 2023, respectively, for consulting services.

The Chief Executive Officer had an amount due from the Company of $645,823 and $520,825 related to accrued payroll costs as of June 30, 2024 and December 31, 2023, respectively.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $153,000 as of June 30, 2024, and makes lease payments on the following schedule:

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

NOTE 7 - SEGMENTED INFORMATION

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the six months ended June 30, 2024:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$596,556	$709,209	$12,110,783
Reward Project	635,902	406,604	46,176,534
	$1,232,458	$1,115,813	$58,287,317

Expenses and mineral property carrying values by material project for the year ended December 31, 2023:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$1,677,838	$709,209	$12,464,306
Reward Project	1,008,818	406,604	46,527,980
	$2,686,656	$1,115,813	$58,992,286

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	6/30/24	6/30/23
Operating expenses
General and administrative	$434,266	$1,196,164
Lease expense	21,000	21,000
Exploration, evaluation and project expense	836,200	626,426
Accretion expense	71,286	24,915
Depreciation expense	11,015	11,015
Total operating expenses	1,373,767	1,879,520

Net operating loss	(1,373,767)	(1,879,520)

Revaluation of warrant liability	1,586,051	5,337,582
Interest expense	(751,222)	(631,079)
Foreign currency exchange gain (loss)	1	49,963
Net income (loss) and comprehensive income (loss)	$(538,937)	$2,876,946

Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	6/30/24	6/30/23
Operating expenses
General and administrative	$1,132,701	$2,511,736
Lease expense	21,000	21,000
Exploration, evaluation and project expense	1,232,458	1,350,696
Accretion expense	101,180	52,822
Depreciation expense	22,029	22,029
Total operating expenses	2,509,368	3,958,283

Net operating loss	(2,509,368)	(3,958,283)

Revaluation of warrant liability	821,992	13,560,969
Interest expense	(1,424,697)	(1,257,794)
Foreign currency exchange gain (loss)	(4,107)	(21,988)
Net income (loss) and comprehensive income (loss)	$(3,116,180)	$8,322,904

For the three months ended June 30, 2024, the Company decreased general and administrative expenses by approximately $762,000. The change was due to the following year over year variances:

Three months ended	6/30/2024	6/30/2023	Variance
Accounting fees	$32,000	$354,000	$(322,000)
Legal and other professional fees	74,000	335,000	(261,000)
Marketing expense	3,000	7,000	(4,000)
Payroll	94,000	138,000	(44,000)
Corporate expenses & rent	33,000	26,000	7,000
Share based compensation	141,000	245,000	(104,000)
Insurance	30,000	25,000	5,000
Stock exchange fees	21,000	54,000	(33,000)
Other general expenses	6,000	12,000	(6,000)
Total	$434,000	$1,196,000	$(762,000)

For the six months ended June 30, 2024, the Company decreased general and administrative expenses by approximately $1,379,000. The change was due to the following year over year variances:

Six months ending	6/30/2024	6/30/2023	Variance
Accounting fees	$170,000	$461,000	$(291,000)
Legal and other professional fees	106,000	702,000	(596,000)
Marketing expense	6,000	15,000	(9,000)
Payroll	231,000	354,000	(123,000)
Corporate expenses & rent	83,000	104,000	(21,000)
Share based compensation	416,000	718,000	(302,000)
Insurance	52,000	63,000	(11,000)
Stock exchange fees	57,000	75,000	(18,000)
Other general expenses	12,000	20,000	(8,000)
Total	$1,133,000	$2,512,000	$(1,379,000)

●	Accounting fees decrease resulted from increase in audit fees offset by additional consulting fees needed for required regulatory filings and planning/projection activities in 2023.

●	Legal fees and professional fees decreased due to a reduction in corporate activities in 2024.

●	Marketing expenses were lower as 2023 had additional amounts that were used for company and shareholder awareness projects.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share based compensation for that period. Certain stock options were canceled in 2023 and 2024 after termination of an employee resulting in reversal of previous share based compensation expense. The options that were issued in February 2021 were fully vested in February 2024. In addition, the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique. In April 2024, 2,800,000 options were granted that vested based on years of service up to three years.

For the three months ended June 30, 2024, the Company increased exploration, evaluation and project expenses by approximately $210,000. The change was due to the following year over year variances:

Three months ending	6/30/2024	6/30/2023	Variance
Consultants/Contractors	$350,000	$131,000	$219,000
Supplies and equipment	66,000	60,000	6,000
Overhead and payroll	192,000	246,000	(54,000)
Permits and fees	211,000	178,000	33,000
Other	17,000	11,000	6,000
Total	$836,000	$626,000	$210,000

For the six months ended June 30, 2024, the Company decreased exploration, evaluation and project expenses by approximately $119,000. The change was due to the following year over year variances:

Six months ending	6/30/2024	6/30/2023	Variance
Consultants/Contractors	$412,000	$365,000	$47,000
Supplies and equipment	141,000	148,000	(7,000)
Overhead and payroll	427,000	619,000	(192,000)
Permits and fees	231,000	200,000	31,000
Other	21,000	19,000	2,000
Total	$1,232,000	$1,351,000	$(119,000)

In the second quarter of 2024, the Company continued with development and compliance activities for the Reward and Bullfrog Projects.  During the quarter, environmental baseline studies, compliance reporting, and preparation of a feasibility level technical report for the CR Reward project were advanced.  Additionally, the authorized extension and realignment of the desert tortoise fence needed for pit development and operations was initiated.

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

Liquidity

As of June 30, 2024, the Company had total liquidity of $613,000 in cash and cash equivalents. The Company had negative working capital of $30,000,000 and an accumulated deficit of $36,000,000. For the six months ended June 30, 2024, the Company had negative operating cash flows before changes in working capital of $3,400,000 and a net loss of $3,100,000.

As of June 30, 2023, the Company had total liquidity of $2,000,000 in cash and cash equivalents. The Company had negative working capital of $23,000,000 and an accumulated deficit of $31,600,000. For the six months ended June 30, 2023, the Company had negative operating cash flows before changes in working capital of $4,400,000 and a net income of $8,300,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. However, the Company does expect that it will be required to raise additional funds through public or private equity financings in the future to continue in business in the future past the immediate 12-month period. Should such financing not be available in that timeframe, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of June 30, 2024, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of June 30, 2024, and their approximate timing of payment are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.

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

With respect to the quarterly period ending June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending June 30, 2024, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2024, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

(c) During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference with Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2023)
4.1	Form of Warrant from October 2020 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2020)
4.2	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
4.3	Form of Warrant Indenture dated January 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.4	Form of Compensation Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.5	Form of Warrant dated February 26, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
10.1	The Amended Schedule A, as amended on April 26, 2024, to its amended and restated secured promissory note issued to Augusta Investments Inc. on September 13, 2022, as amended and restated on March 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2024)
10.2	Amendment Number One dated June 28, 2024, to its amended and restated secured promissory note issued to Augusta Investments Inc. on September 13, 2022, as amended and restated on March 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2024)
10.3	The Amended Schedule A, as amended on June 28, 2024, to its amended and restated secured promissory note issued to Augusta Investments Inc. on September 13, 2022, as amended and restated on March 27, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2024)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Tyler Minnick
		Name:	Tyler Minnick
		Title:	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)