Form 10-Q
period 2024-09-30
AUGUSTA GOLD CORP.
filed 2024-11-08
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock, par value $0.0001, were outstanding on November 8, 2024.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Expressed in US dollars)

Assets	9/30/24	12/31/23

Current assets
Cash	$232,413	$300,734
Prepaid	72,030	55,999
Deposits	0	7,028
Total current assets	304,443	363,761

Other assets
Equipment, net	1,011,349	1,044,392
Reclamation bonds	1,115,813	1,115,813
Mineral properties, net	58,206,255	58,992,286
Total other assets	60,333,417	61,152,491
Total assets	$60,637,860	$61,516,252

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,645,664	$1,411,439
Note payable and accrued interest - related party	30,060,104	25,393,879
Warrant liability	139	692,949
Asset retirement obligation	351,700	110,700
Total current liabilities	32,057,607	27,608,967

Long term liabilities
Asset retirement obligation, net of current	2,066,632	2,971,097
Warrant liability, net of current	182,649	417,758
Total long term liabilities	2,249,281	3,388,855
Total liabilities	34,306,888	30,997,822

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 9/30/24 and 12/31/23	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 9/30/24 and 12/31/23	0	0
Common stock, 750,000,000 shares authorized, $0.0001 par value; 85,929,753 shares issued and outstanding as of 9/30/24 and 12/31/23	8,593	8,593
Additional paid in capital	64,383,682	63,745,580
Accumulated deficit	(38,061,303)	(33,235,743)

Total stockholders’ equity	26,330,972	30,518,430
Total liabilities and stockholders’ equity	$60,637,860	$61,516,252

Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Expressed in US dollars)

	Three Months Ended		Nine Months Ended
	9/30/24	9/30/23	9/30/24	9/30/23
Operating expenses
General and administrative	$584,360	$781,598	$1,717,061	$3,293,334
Lease expense	0	0	21,000	21,000
Exploration, evaluation and project expense	409,179	534,371	1,641,637	1,885,067
Accretion expense	69,981	27,399	171,161	80,221
Depreciation expense	11,014	11,014	33,043	33,043
Total operating expenses	1,074,534	1,354,382	3,583,902	5,312,665

Net operating loss	(1,074,534)	(1,354,382)	(3,583,902)	(5,312,665)

Revaluation of warrant liability	105,927	2,883,272	927,919	16,444,241
Interest expense	(741,529)	(641,287)	(2,166,226)	(1,899,081)
Foreign currency exchange gain (loss)	756	(25,503)	(3,351)	(47,491)
Net income (loss) and comprehensive income (loss)	$(1,709,380)	$862,100	$(4,825,560)	$9,185,004

Weighted average common shares outstanding – basic and diluted	85,929,753	85,929,753	85,929,753	85,437,068

Earnings (loss) per common share – basic and diluted	$(0.02)	$0.01	$(0.06)	$0.11

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Expressed in US dollars)

	Common				Total
	Stock		Additional		Stockholders’
	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2022	79,204,606	$7,920	$56,375,344	$(39,893,753)	$16,489,511
Stock based compensation	0	0	472,981	0	472,981
Placement - January	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	(1,668,671)	0	(1,668,671)
Net income	0	0	0	5,445,958	5,445,958
March 31, 2023	85,929,753	$8,593	$63,046,407	$(34,447,795)	$28,607,205

Stock based compensation	0	0	245,142	0	245,142
Net income	0	0	0	2,876,946	2,876,946
June 30, 2023	85,929,753	$8,593	$63,291,549	$(31,570,849)	$31,729,293

Stock based compensation	0	0	281,919	0	281,919
Net income	0	0	0	862,100	862,100
September 30, 2023	85,929,753	$8,593	$63,573,468	$(30,708,749)	$32,873,312

December 31, 2023	85,929,753	$8,593	$63,745,580	$(33,235,743)	$30,518,430
Stock based compensation	0	0	275,037	0	275,037
Warrant liability	0	0	0	0	0
Net loss	0	0	0	(2,577,243)	(2,577,243)
March 31, 2024	85,929,753	$8,593	$64,020,617	$(35,812,986)	$28,216,224

Stock based compensation	0	0	141,445	0	141,445
Net loss	0	0	0	(538,937)	(538,937)
June 30, 2024	85,929,753	$8,593	$64,162,062	$(36,351,923)	$27,818,732

Stock based compensation	0	0	221,620	0	221,620
Net loss	0	0	0	(1,709,380)	(1,709,380)
September 30, 2024	85,929,753	$8,593	$64,383,682	$(38,061,303)	$26,330,972

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Expressed in US dollars)

	Nine Months Ended
	9/30/24	9/30/23

Cash flows from operating activities
Net income (loss)	$(4,825,560)	$9,185,004
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	171,161	80,221
Depreciation expense	33,043	33,043
Revaluation of warrant liability	(927,919)	(16,444,241)
Share based compensation	638,102	1,000,042
Change in operating assets and liabilities:
Prepaid expenses	(16,031)	1,196
Deferred stock issuance costs	0	121,424
Debt issuance costs	118,420	46,317
Deposits	7,028	0
Accounts payable	234,224	(1,706,681)
Accrued interest	2,047,806	1,852,764
Asset retirement obligation	(48,595)	(176,512)

Net cash used in operating activities	(2,568,321)	(6,007,423)

Cash flows from financing activities
Proceeds from private placement of stock	0	8,568,651
Proceeds from note payable - related party	2,500,000	0
Share issuance costs	0	(701,225)
Increase in surety bond collateral	0	(1,115,813)

Net cash provided by financing activities	2,500,000	6,751,613

Net increase (decrease) in cash	(68,321)	744,190

Cash, beginning of period	300,734	332,813

Cash, end of period	$232,413	$1,077,003

Noncash investing and financing activities
Interest and taxes paid	$0	$15,446
Revaluation of asset retirement obligation	$786,031	$0
Warrant liability from units placement	$0	$1,668,671

See accompanying notes to consolidated financial statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Augusta Gold Corp. (the “Company”) is a junior exploration stage mining company engaged in the acquisition and exploration of properties that may contain gold, silver, and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on patented claims and federal unpatented claims in the state of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

The Company’s Reward Gold Project has mineral reserves under subpart 1300 of Regulation S-K (“S-K 1300”) under the Exchange Act of 1934, as amended (the “Exchange Act”), but the Company has not yet made a development and production determination for the project and the Company’s other mineral properties do not have any reserves. The Company plans to conduct exploration and engineering evaluation programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

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

Going Concern and Management’s Plans

As at September 30, 2024, the Company has a working capital deficiency of approximately $32,000,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On September 30, 2024, the Company’s cash balance was approximately $230,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until economic reserves are quantified. To date, the Company has established proven and probable reserves on its Reward Gold Project but has not established any proven or probable mineral reserves on its other mineral properties. The Company has not yet made a development decision on the Reward Gold Project. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable mineral reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven mineral reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has only determined the commercial feasibility of its Reward Gold Project but has not made a development decision on the project and has not established the commercial feasibility of any of its other exploration prospects; therefore, all exploration costs are being expensed. Costs of property and equipment acquisitions are being capitalized.

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,666,158 at the Bullfrog Project and $752,174 at the Reward Project. During the period ended September 30, 2024, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

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

Period end	9/30/2024	12/31/2023
Balance, beginning of period	$3,081,797	$2,814,435
Accretion	171,161	111,548
Costs applied to ARO balance	(48,595)	(59,285)
Change in estimates	(786,031)	215,099
Balance, end of period (current)	$351,700	$110,700
Balance, end of period (long term)	$2,066,632	$2,971,097

Life of mine - Bullfrog Project	2031	2031
Life of mine - Reward Project	2029	2029
Discount rate	11.5%	3.9%
Inflation rate (average)	2.2%	2.2%

At September 30, 2024, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 11.5% and a total undiscounted amount for the estimated future cash flows is $2,138,194 at the Bullfrog Project and $1,296,261 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,286,611 and $1,161,725 respectively.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(1,709,380)	$862,100	$(4,825,560)	$9,185,004
Basic weighted average shares outstanding	85,929,753	85,929,753	85,929,753	85,437,068
Assumed conversion of dilutive shares	0	0	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	85,929,753	85,929,753	85,437,068
Basic earnings (loss) per common share	$(0.02)	$0.01	$(0.06)	$0.11
Diluted earnings (loss) per common share	$(0.02)	$0.01	$(0.06)	$0.11

The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. All options and warrants were excluded in the diluted weighted average shares calculation because of the net loss for the three and nine months ended September 30, 2024.

The following details the dilutive and anti-dilutive shares:

September 30, 2023	Dilutive shares -In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,050,002	5,050,002
Warrants	0	34,701,615	34,701,615
Total	0	39,751,617	39,751,617

September 30, 2024	Dilutive shares -In the money	Anti-dilutive shares - Out of the money	Total
Options	0	7,170,002	7,170,002
Warrants	0	30,887,574	30,887,574
Total	0	38,057,576	38,057,576

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

Natural resource exploration, and exploring for gold, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other mineralization on our exploration properties which can be mined or extracted at a profit. Even if we do discover gold or other deposits on our exploration properties, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. While our Reward Gold Project has mineral reserves established pursuant to a feasibility study, even if we develop and begin production on the project, we may not realize the expected economic potential of the mineral reverses as stated in the feasibility study. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Equipment	Land improvements	Total
Cost
As of December 31, 2022	$58,962,286	$161,326	$1,015,869	$60,139,481
Additions	30,000	0	0	30,000
As of December 31, 2023	58,992,286	161,326	1,015,869	60,169,481
Change in ARO estimate	(786,031)	0	0	(786,031)
Additions	0	0	0	0
As of September 30, 2024	$58,206,255	$161,326	$1,015,869	$59,383,450

Accumulated depreciation
As of December 31, 2022	$0	$65,162	$23,584	$88,746
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2023	0	97,427	35,376	132,803
Depreciation expense	0	24,199	8,844	33,043
As of September 30, 2024	$0	$121,626	$44,220	$165,846

Net book value on September 30, 2024	$58,206,255	$39,700	$971,649	$59,217,604

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

NOTE 3 - STOCKHOLDER’S EQUITY

Recent Sales of Unregistered Securities

The Company did not issue common shares for the nine months ended September 30, 2024.

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

In October 2012, the Board of Directors designated 5,000,000 shares of Preferred Stock as Series B Preferred Stock. In July 2016, the Board of Directors increased the total Series B Preferred Stock designated to 45,000,000. Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the preferred holder. The Series B Preferred Stock is not entitled to receive dividends and does not possess redemption rights. The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of the conversion, the holder of such shares would beneficially own more than 4.99% (which may be increased or waived upon no less than 61 days prior notice) in the aggregate of the issued and outstanding shares of our common stock. For a period of 24 months from the issue date, the holders of Series B Preferred Stock were entitled to price protection as determined in the subscription agreement.

As of September 30, 2024 and 2023, there were no Preferred Stock shares outstanding.

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

On April 16, 2024, the Company granted 2,800,000 options to certain directors, officers and employees. On August 13, 2024, the Company granted 200,000 options to an officer. No options were granted for the twelve months ended December 31, 2023.

The Company recognized share-based compensation expense related to stock options of $638,102 and $1,000,042 for the nine months ended September 30, 2024 and 2023, respectively. The options are vested based on years of service, with options vesting between immediately and three years.

Stock Option Activity

A summary of the stock options as of September 30, 2024, and changes during the periods are presented below:

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate
	Number of		Exercise	Life	Intrinsic
	Options		Price	(Years)	Value
Balance at December 31, 2022	5,200,002		$1.56	3.45	$57,468
Exercised	0		0.00	0	0
Issued	0		0.00	0	0
Canceled	(190,000)	C	$2.02	0	0
Balance at December 31, 2023	5,010,002		$1.48	2.43	0
Exercised	0		0.00	0	0
Issued	3,000,000	C	$1.11	0	0
Canceled	(840,000)	C	$2.02	0	0
Balance at September 30, 2024	7,170,002		$1.19	2.83	$0
Options exercisable at September 30, 2024	4,378,336		$1.88	1.82	$0

Warrant Activity

Total outstanding warrants of 30,887,574 as of September 30, 2024, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	27,433,335	3,777,784	3,362,573	336,257	300,000	35,209,949
Issued date	10/26/2020	3/4/2021	1/20/2023	1/20/2023	2/26/2024
Expiration date	10/26/2024	3/4/2024	1/20/2026	1/20/2024	2/26/2029
Exercise price (Canadian $)	$1.80	$2.80	$2.30	$1.71	$0.62

Balance at December 31, 2022	27,225,001	3,777,784	0	0	0	31,002,785
Exercised	0	0	0	0	0	0
Issued	0	0	3,362,573	336,257	0	3,698,830
Expired	0	0	0	0	0	0
Balance at December 31, 2023	27,225,001	3,777,784	3,362,573	336,257	0	34,701,615
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	300,000	300,000
Expired	0	(3,777,784)	0	(336,257)	0	(4,114,041)
Balance at September 30, 2024	27,225,001	0	3,362,573	0	300,000	30,887,574

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020, using Black-Scholes valuation technique. The warrant liability was valued at $139 and $691,782 for the nine months ended September 30, 2024 and the year ending December 31, 2023, respectively with the following assumptions:

	10/26/20	12/31/23	9/30/24
Fair market value of common stock	$1.26	$0.63	$0.67
Exercise price	$1.38	$1.36	$1.33
Term	4 years	0.8 years	0.1 years
Volatility range	68.4%	72.7%	72.5%
Risk-free rate	0.2%	4.8%	4.9%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. The warrant liability was expired as of September 30, 2024 and was valued at $1,167 for the year ending December 31, 2023 with the following assumptions:

	3/4/21	12/31/23	9/30/24
Fair market value of common stock	$1.97	$0.63	$0.00
Exercise price	$2.21	$2.12	$0.00
Term	3 years	0.2 years	0.00
Volatility range	72.7%	101.2%	0.0%
Risk-free rate	0.3%	5.4%	0.0%

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. The warrant liability was valued at $182,649 and $417,758 for the nine months ended September 30, 2024 and the year ending December 31, 2023, respectively with the following assumptions:

	1/20/23	12/31/23	9/30/24
Fair market value of common stock	$1.13	$0.63	$0.67
Exercise price	$1.71	$1.74	$1.70
Term	3 years	2 years	1.3 years
Volatility range	84.1%	80.1%	69.7%
Risk-free rate	3.8%	4.2%	4.0%

NOTE 5 - RELATED PARTY

Augusta Investments Inc.

●	On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which shares a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

The Note bears interest at a rate of prime plus 3%. The Note is secured by a first-priority, perfected security interest in all the assets of the Company pursuant to a guarantee and security agreement (the “Security Agreement”) and certain deeds of trust (the “Deeds of Trust”, collectively with the Purchase Agreement, the Note and the Security Agreement, the “Loan Documents”).

The payment of the obligations of the Company under the Note is also guaranteed by each of the subsidiaries of the Company pursuant to the Security Agreement. The Company paid Augusta Investments an origination fee of 0.5% of the amount of the Loan on the closing of the issuance of the Note pursuant to the Purchase Agreement.

●	On September 13, 2023, the Company and Augusta Investments entered into Amendment Number One (the “Amendment”) to the Note. The Amendment amended Section 1 of the Note to change the maturity date of the Note from September 13, 2023 to the earlier of (i) first Business Day occurring 30 days after the Lender has provided written notice to the Company demanding payment on the entire unpaid balance of principal and all accrued and unpaid interest thereon; (ii) the date upon which the Company makes payment in full of the entire unpaid balance of principal and all accrued and unpaid interest; and (iii) December 13, 2023.

●	On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two ( “Amendment 2”) to the Note. Amendment 2 amends Section 1 of the Note to change the maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

●	On March 27, 2024, the Company entered into Amendment Number One (the “Purchase Agreement Amendment”) to its previously issued Purchase Agreement with Augusta Investments, pursuant to which Augusta Investments agreed to purchase the Note in the amount of US$22,232,561.

In connection with entering into the Purchase Agreement Amendment, Augusta Investments loaned the Company an additional $525,000, less a $25,000 loan origination fee, and the Company issued an amended and restated Note to Augusta Investments dated March 27, 2024 (the “Amended and Restated Note”). The Amended and Restated Note amended the Note to provide that the principal amount due and payable thereunder will be set forth on Schedule A thereto, as amended from time to time, by the mutual agreement of the parties. As issued on March 27, 2024, the Amended and Restated Note was for a principal amount of $22,818,853, which includes (i) the original issue amount of the Note on September 13, 2022 of $22,126,000 (along with $106,561 of debt issuance costs), (ii) an extension fee of $33,501 on December 13, 2023, (iii) the $500,000 loan (along with an additional $25,000 of debt issuance costs) on March 27, 2024 and (iv) the extension fee of $27,791 on March 27, 2024. The Amended and Restated Note bears interest at a rate of prime plus 3% and had an outside maturity date of June 30, 2024.

●	On April 26, 2024, the Company amended Schedule A to the Amended and Restated Note. In connection with amending Schedule A, the Purchaser loaned the Company an additional $1,500,000 pursuant to the terms and conditions of the Amended and Restated Note. As amended by the amended Schedule A, the Amended and Restated Note was for a principal amount of $24,318,853.

●	On June 28, 2024, the Company entered into Amendment Number One (the “June 2024 Amendment”) to the Amended and Restated Note.

The June 2024 Amendment amended Section 1 of the Amended and Restated Note to change the outside maturity date of the Amended and Restated Note from June 30, 2024, to September 30, 2024. In consideration for Augusta Investments granting an extension to the maturity date, the Company agreed to pay to Augusta Investments an extension fee of $30,399, which amount is accrued and due on the maturity date.

In connection with the June 2024 Amendment, the Company and Augusta Investments further amended Schedule A to the Amended and Restated Note to add the amount of the Extension Fee to the principal amount of the Amended and Restated Note. As amended by the amended Schedule A, the Amended and Restated Note was for a principal amount of $24,349,251.

●	On September 3, 2024, the Company further amended Schedule A to the Amended and Restated Note.

The amended Schedule A evidenced Augusta Investments loaning the Company an additional $250,000 on August 28, 2024, pursuant to the terms and conditions of the Amended and Restated Note. As amended by the amended Schedule A, the Amended and Restated Note was for a principal amount of $24,599,251.

●	On September 30, 2024, the Company, entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Note.

The Second Amendment amended Section 1 of the Amended and Restated Note to (i) extend the maturity date of the Amended and Restated Note from September 30, 2024 to April 30, 2025, (ii) approve an extension fee to the Lender of $71,748, and (iii) provide that Augusta Investments will loan to the Company $5,479,941, an amount equal to all interest and fees payable on the loan under the Amended and Restated Note through September 30, 2024 (including the amount of the $71,748 extension fee), which the Company immediately repaid to the Lender in full satisfaction of all interest and fees payable through September 30, 2024.

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

Related Party - Augusta Investments	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	2,250,000	0	2,250,000
Additional debt issuance costs	154,937	(154,937)	0
Interest expense	0	2,135,711	2,135,711
As of September 30, 2024	$24,670,999	$5,108,591	$29,779,590

Related Party - Don Taylor	Note Payable	Accrued Interest	Total
As of December 31, 2022
Additional debt issuance costs
Interest expense
As of December 31, 2023	$0	$0	$0
Additional debt issued	250,000	0	250,000
Additional debt issuance costs	12,500	(12,500)	0
Interest expense	0	30,514	30,514
As of September 30, 2024	$262,500	$18,014	$280,514

Related Party - Total	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	2,500,000	0	2,500,000
Additional debt issuance costs	167,437	(167,437)	0
Interest expense	0	2,166,225	2,166,225
As of September 30, 2024	$24,933,499	$5,126,605	$30,060,104

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

The Company was charged for the following with respect to this arrangement for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	9/30/2024	9/30/2023
Salaries and benefits	$151,308	$325,392
Office	68,980	80,213
Operating expenses	73,853	83,828
Total	$294,141	$489,433

The Company was committed to payments for office leases located in Toronto through 2024, however due to staffing changes, the Company no longer has a payment requirement for the office space.

As of September 30, 2024, there were 7,170,002 options issued and outstanding to officers, directors and employees of the Company of which 6,975,002 were to related parties. There was related party share-based compensation expense of $620,167 and $1,000,042 for the nine months ending September 30, 2024 and 2023, respectively.

The Company entered a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman.  ACC invoiced the Company C$275,625 and C$290,332 during the nine months ended September 30, 2024 and 2023, respectively, for consulting services.

The Chief Executive Officer had an amount due from the Company of $708,322 and $520,825 related to accrued payroll costs as of September 30, 2024 and December 31, 2023, respectively.

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

Total
2023	$39,900
2024	$40,400
2025	$25,400
2026	$28,400
2027	$30,900
2028	$32,900
2029	$35,900
2030	$36,400
2031	$34,000
2032	$34,000
2033	$39,500
2034	$9,500
2035	$9,500
2036	$10,000
2037	$10,000
2038	$10,000
Applicable NSRs	3%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims. These leases are out of the scope of ASC 842 Leases, and are expensed when paid.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $153,000 as of September 30, 2024, and makes lease payments on the following schedule:

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

NOTE 7 - SEGMENTED INFORMATION

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the nine months ended September 30, 2024:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$797,668	$709,209	$12,051,346
Reward Project	843,969	406,604	46,154,909
	$1,641,637	$1,115,813	$58,206,255

Expenses and mineral property carrying values by material project for the year ended December 31, 2023:

	Exploration, evaluation and project expense	Reclamation bonds	Mineral properties
Bullfrog Gold Project	$1,677,838	$709,209	$12,464,306
Reward Project	1,008,818	406,604	46,527,980
	$2,686,656	$1,115,813	$58,992,286

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2024, per the Second Amendment with Augusta Investments, the Company received $5,479,941, an amount equal to all interest accrued and all origination and extension fees payable to September 30, 2024. On October 2, 2024, the Company repaid Augusta Investments $5,479,941 per the Second Amendment.

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

Company History and Recent Events

General Corporate Overview

The Company is an exploration stage gold company focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog and Reward gold projects and pursuing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present, our Reward Gold Project has mineral reserves under SK 1300, however, we have not to date made a development decision on the project and have not started preparation of the mineral reserves for extraction. Our other properties are in the exploration stage, we do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

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

Reward Gold Project Feasibility Study

On September 30, 2024, the Company released its feasibility study for its Reward Gold Project in Nye County, Nevada. The report titled “Feasibility Technical Report for the Reward Project Nye County, NV, USA” with an effective date of September 3, 2024 and a signing date of September 30, 2024 (the “Feasibility Study”), was prepared for the Company by Mark Gorman of Kappes, Cassiday & Associates; Thomas Dyer of RESPEC; Mike Dufresne of APEX Geoscience Ltd.; Timothy D. Scott of Kappes, Cassiday & Associates; Mathew Haley of NewFields; James Cremeens of Knight Piésold and Co; and Mark Willow of SRK Consulting (U.S.), Inc., each of whom is a qualified person under S-K 1300 and NI 43-101, and is attached as an exhibit to the Quarterly Report on Form 10-Q.

Mineral Reserve Estimate

Mr. Thomas L. Dyer, P.E. of RESPEC classifies reserves in order of increasing confidence into proven and probable categories to be in accordance with the “CIM Definition Standards – For Mineral Resources and Mineral Reserves” (2014), which are reasonable for US SEC reporting. Thus, Mr. Dyer considers the reported mineral reserves to be both NI 43-101 and S-K 1300 compliant. Mineral reserves for the Reward Gold Project were developed by applying relevant economic criteria to define the economically extractable portions of the resources classified as measured and indicated resources. CIM standards require that modifying factors be used to convert mineral resources to reserves. Definitions for proven and Probable Mineral Reserves along with Modifying Factors are in the CIM Definition Standards (2014).

Mr. Dyer used the block model of measured and indicated resources provided by APEX and referenced in the Company’s prior technical report as the basis to define reserves for the Reward Gold Project. Mineral reserve definition was undertaken by identifying ultimate pit limits using economic parameters and pit optimization techniques. The resulting optimized pit shells were used for guidance in pit design to allow access for equipment and personnel. Mr. Dyer then considered mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, and governmental factors for defining the estimated reserves.

Pit designs are based on geotechnical parameters provided by Knight Piésold. The open pit design was completed using three pit phases. Waste Rock Storage Facility (“WRSF”) designs include north, south, and southwest waste dumps along with some backfill placed in Phase 1 and Phase 2 pits. The waste dumps and backfill areas were designed to contain all the waste material associated with Proven and Probable reserves.

RESPEC used the pit and waste dump designs to develop a production schedule, which was then used in the financial model prepared by KCA. RESPEC reviewed the cash flow model and believes it demonstrates that the deposits generate a positive cash flow and are reasonable with respect to statement of reserves for the Project.

Within the pit designs, Measured Mineral Resources above the cut-off grade were converted to Proven Mineral Reserves and Indicated Mineral Resources above the cut-off grade were converted to Probable Mineral Reserves. All Inferred resources inside of the pit were assumed to be waste with respect to contained gold, recoverable gold and resulting economics. Proven and Probable reserves have been defined for the Project based on a 0.008 oz Au/ton cut-off grade and are summarized in Table 1-3.

Table 1- Proven and Probable Mineral Reserves

	Reward Mineral Reserves
	k tons	Au oz/t	k oz Au
Proven	6,052	0.027	164
Probable	8,999	0.023	205
Proven and Probable	15,052	0.025	370

Notes:

1.	All estimates of Mineral Reserves have been prepared in accordance with National Instrument 43 - 101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and S-K 1300

2.	Thomas L. Dyer, PE, RESPEC of Reno, Nevada, is a Qualified Person as defined in NI 43-101 and S-K 1300, is responsible for reporting Proven and Probable Mineral Reserves for the Reward Project. Mr. Dyer is independent of the Company.

3.	Mineral Reserves are based on prices of $1,850 per ounce Au. The reserves were defined based on pit designs that were created to follow optimized pit shells created in Whittle.

4.	Reserves are reported using a 0.008 Au oz/t cut-off grade

5.	The Mineral Reserves point of reference is the point where is material is fed into the crusher.

6.	The effective date of the Mineral Reserves estimate is September 03, 2024.

7.	Columns may not sum due to rounding.

Mining Methods

The proposed mine plan assumes conventional open pit mining methods and equipment. Mining operations are assumed to be completed using a contractor. Knight Piésold is responsible for the geotechnical evaluations and recommendations for slope design parameters used for the pit. Pit designs include three pit phases to achieve the ultimate pit; the WRSFs are developed as a north, south, and southwest waste dump storage locations as mining progresses.

The proposed production schedule used inputs from the resource block model together with material types, mining locations, WRSF fill locations, stockpiles, crusher target rates, and mining rates. Mining activities have a total duration of 7.6 years, starting with a consistent ramp up during Phase 1 and then transitions into Phase 2. During the transition into Phase 3 mining, the mining rate increases as the stripping demands increase.

Recovery Methods

Testwork results developed by KCA and others have indicated that the Reward Mineral Reserve is amenable to heap leaching for the recovery of gold. Based on a Mineral Reserve of 15.1 Mt and established processing rate of 5,479 tpd of ore, the Project has an estimated mine life of approximately 7.6 years.

Ore will be mined using standard open pit mining methods and delivered to the crushing circuit using haul trucks which will dump into a run-of-mine (ROM) stockpile located near the primary crusher. A front-end loader will feed material to a dump hopper from the ROM stockpile. The ROM ore will be crushed to a final product size of 80% passing ¼” (100% passing ⅜”) using a three-stage closed-circuit crushing plant. The crushing circuit will operate 7 days/week, 24 hours/day with an overall estimated availability of 75%.

The crushed product will be stockpiled using a stacking conveyor and reclaimed by vibrating, electromechanical feeders. Cement or pebble lime will be added to the reclaim material for agglomeration and pH control. Testwork has shown that agglomeration with cement is not required, but as a precautionary measure, cement will be added during the first lift to ensure permeability is not compromised.

Ore will be stacked on the leach pad by retreat stacking uphill from the toe of the heap. Stacked ore will be leached using a drip irrigation system for solution application. After percolating through the ore, the gold bearing pregnant leach solution drains by gravity to a pregnant solution tank where it will be collected and pumped to a set of carbon-in-columns (CICs) where gold will be removed by activated carbon. Loaded carbon will be processed off-site for the first year of operation until the full recovery plant is completed at the start of year 2 of operation.

Barren leach solution leaving the carbon columns will flow to a barren solution tank and will then be pumped to the heap for further leaching. High strength cyanide solution will be injected into the barren solution to maintain the desired cyanide concentration in the leach solutions.

An event pond is included to collect contact solution from storm events. Solution collected will be returned to the process as soon as practical.

Capital Costs

Capital costs for the process and general and administration components were estimated by KCA. Costs for the mining components were provided by RESPEC and heap leach pad and pond costs by NewFields. The estimated costs are considered to have an accuracy of +/-15%.

The total Life of Mine (LOM) capital cost for the Project is US$129.2 million, including US$7.4 million in working capital and initial fills not including reclamation and closure costs which have been estimated at US$9.4 million. Table 2 presents the capital requirements. A total contingency of US$6.9 million or 12.8% of the Total Direct Costs is included in this summary.

Table 2 Capital Cost Summary

Description	Cost (US$M)
Pre-Production Process Capital	$78.9
Mining Capital	$10.8
Subtotal Capital	$89.7
Working Capital & Initial Fills[1]	$7.4
Sustaining Capital – Mine & Process	$32.1

1	Working capital credited in Years 7 and 8

2	Numbers are rounded and may not sum perfectly

3	Costs reflect standalone costs of the Reward project with 100% of capital expensed to Reward, and does not include any potential benefit from development of the Bullfrog project.

Operating Costs

Table 3 presents the LOM operating cost requirements.

Mining costs were provided by RESPEC at US$3.33 per ton mined (LOM US$10.92 per ton of ore) and are based on quotes for contract mining with estimated owner’s mining costs.

Process operating costs have been estimated by KCA from first principles. Labor costs were estimated using project specific staffing, salary and wage and benefit requirements. Unit consumptions of materials, supplies, power, water and delivered supply costs were also estimated.

Table 3 Operating Cost Summary

Description	LOM Cost (US$/ton ore)
Mine	$10.92
Process & Support Services	$8.09
Site G & A	$2.88
Total[1]	$21.88

1	Numbers are rounded and may not sum perfectly

General administrative costs (G&A) have been estimated by KCA with input from Augusta. G&A costs include project specific labor and salary requirements and operating expenses, including social contributions, land access and water rights.

The operating costs presented are based upon the ownership of all process production equipment and site facilities, including the onsite laboratory. The owner will employ and direct all process operations, maintenance and support personnel for site activities.

Economic Analysis

Based on the estimated production parameters, capital costs, and operating costs, a cash flow model was prepared by KCA for the economic analysis. The project economics were evaluated using a discounted cash flow (DCF) method, which measures the Net Present Value (NPV) of future cash flow streams. All of the information used in this evaluation have been taken from work completed by KCA and other consultants working on the project as described in this Report.

The economic model is based on the following assumptions:

●	The cash flow model is based on the mine production schedule from RESPEC.

●	The period of analysis is 12 years including one year of investment and pre-production, 8 years of ore stacking and production and three years of reclamation and closure.

●	Gold price of US$1,975/oz.

●	Processing rate of 5,479 tpd.

●	Gold recoveries as discussed in Section 13.

●	Capital and operating costs as developed in Section 21.

The project economics based on these criteria from the cash flow model are summarized in Table 4.

Table 4 Economic Analysis Summary

Economic Analysis
Internal Rate of Return (IRR), Pre-Tax	19.5%
Internal Rate of Return (IRR), After-Tax	16.6%
Average Annual Cashflow (Pre-Tax)	$18.6 M
NPV @ 5% (Pre-Tax)	$63.4 M
Average Annual Cashflow (After-Tax)	$17.1 M
NPV @ 5% (After-Tax)	$50.6 M
Pay-Back Period (Years based on After-Tax)	5.1 Years

Capital Costs
Initial Capital	$89.7 M
Working Capital & Initial Fills	$7.4 M
LOM Sustaining Capital	$32.1 M
Reclamation & Closure[2]	$9.5 M

Operating Costs (Average LOM)
Mining	$10.92 per ton
Processing & Support	$8.09 per ton
G&A	$2.88 per ton
Total Operating Cost	$21.88 per ton
All-in Sustaining Cost[1]	$1,328 per oz

Production Data
Life of Mine	7.6 Years
Total Tons to Crusher	15.05 M Tons
Grade Au (Avg.)	0.025 oz/t
Contained Au oz	369,692 Ounces
Average Annual Gold Production	38,675 Ounces
Total Gold Produced	292,057 Ounces

1	The “All in Sustaining Costs” include reclamation and closure; All-in Sustaining Cost per ounce is a non-GAAP financial measure. See “Note Regarding Non-GAAP Financial Measures” below for a discussion on non-GAAP financial measures and a reconciliation to U.S. GAAP. The Company believes that these measures provide investors with an improved ability to evaluate the prospects of the Company. As the Project is not in production the prospective non-GAAP financial measures or ratios may not be reconciliated to the nearest comparable measures under U.S. GAAP and the equivalent historical non-GAAP financial measure for each prospective non-GAAP measure or ratio discussed herein is nil$.

2	Includes mercury disposal fee of US$75,000

A sensitivity analysis was performed on the project economics. The results are presented in Table 5.

Table 5 Post-Tax Economic Results

				NPV at Specified Discount Rate
	Variation		IRR	0%		5%		10%
Gold Price, $/oz	$1,725	[1]	5.0%	$26.1	M	$0.0	M	$-17.0	M
	$1,800		8.6%	$45.6	M	$15.2	M	$-4.9	M
	$1,975		16.6%	$90.9	M	$50.6	M	$23.5	M
	$2,200		25.7%	$142.1	M	$91.0	M	$56.0	M
	$2,400		33.4%	$187.9	M	$126.9	M	$84.7	M
	$2,600		41.1%	$234.8	M	$163.5	M	$114.0	M

Capital Costs	$92.2	M	27.9%	$121.3	M	$78.9	M	$49.8	M
	$110.5	M	20.5%	$103.1	M	$61.9	M	$34.0	M
	$122.7	M	16.6%	$90.9	M	$50.6	M	$23.5	M
	$134.8	M	13.4%	$78.7	M	$39.3	M	$12.9	M
	$153.1	M	9.3%	$60.5	M	$22.4	M	$-2.9	M

Operating Costs	$247.0	M	30.4%	$173.3	M	$115.1	M	$75.0	M
	$296.4	M	22.3%	$123.8	M	$76.4	M	$44.1	M
	$329.4	M	16.6%	$90.9	M	$50.6	M	$23.5	M
	$362.3	M	10.8%	$58.0	M	$24.8	M	$2.8	M
	$411.7	M	1.7%	$8.6	M	$-13.8	M	$-28.1	M

1	This value is actually $1,725.423, this was presented to define the estimated “break even” gold value at a 5% discount rate.

QA/QC of Underlying Data

From 2015 to early 2017, CR Reward LLC completed a compilation, audit and update of the drill hole database. Drill hole locations, survey data and readily accessible assay certificates were uploaded into the commercially-available DataShed software package. Assays that did not have assay certificates were retained in an Excel spreadsheet and combined with the DataShed assays for the assay verification. Lithology, alteration, structure, and quartz vein data from selected holes were digitized from geologic paper logs in January 2017. These data were also brought into DataShed. The drill hole database consisting of 348 historical holes was audited, compiled, and verified by CR Reward LLC in 2016 and 2017 based on provided electronic files, for all historical drilling, and assay certificates. CR Reward LLC completed additional drilling in 2017 and 2018 consisting of 3,443 meters in 28 core holes.

The historical gold values at the Project were validated by comparing the historical analytical certificates (and logs) to the digital assay database. All available downhole surveys were digitized and utilized to properly plot analytical data down-hole. Drill hole collar data was verified versus geological logs or survey files with collar elevations checked against a modern lidar survey. Drillholes with questionable data were omitted from the database and were not used to generate the underlying mineral resource estimate. All of the 2017 and 2018 drill hole data provided by CR Reward LLC was verified by the appropriate QPs. The results of the validation program indicate that the sample database is of sufficient accuracy and precision to be used for the generation of the feasibility study results.

Key Risks

Risks associated with the project include:

●	Risk is inherent with respect to mining. In the QP’s opinion, the primary risk factor for the Mineral Reserves will be the ability to mine the steeper portions of the Phase 2 pit design. Should the establishment of the high wall crest be unsuccessful, then a portion of the deeper Mineral Reserves could be at risk. To mitigate this risk the mine operational team must be engaged with the contractor in sound planning and execution of the access to the upper portion of the Phase 2 high-wall.

●	No other major risk factors have been identified other than typical open pit mining risks of cost escalation and operational efficiencies. There are no other known environmental, legal, title, taxation, socioeconomic, marketing, political or other relevant factors known to the QP that would materially affect the estimation of Mineral Reserves that are not discussed in this Report.

●	The project has water rights for Reward. Based on estimated water requirements for the mine, process, and infrastructure, there may be a short fall of water for the project. Augusta has water rights in the same water basin that are transferrable to Reward. The use of chemicals such as Mag Chloride or similar dust suppressant chemicals may be required to minimize water requirements for road dust control.

●	Experienced labor may be difficult to hire for the project and there could be high turnover or inexperienced labor being hired for some critical positions. There may be higher maintenance and operating costs than anticipated to compensate for the inexperienced personnel.

●	If engineering for the permits is delayed or approval times for the permits are longer than anticipated, the stripping and recovery plant construction planned in Year 1 could be delayed.

●	The price of gold used in the Cash Flow is $1,975 per oz, approximately $500 per oz lower than the spot gold price as of the effective Report date. It is possible that the market gold price during operation will be lower than $1975 per oz, resulting in lower economic performance.

Additional Property Information

For additional information regarding the Reward Gold Project see “ITEM 2. PROPERTIES – Reward Gold Project, Nye County, Nevada” in the Company’s Annual Report on Form 10-K as filed with the Commission on March 29, 2024.

Note Regarding Non-GAAP Financial Measures (Reward Gold Project)

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided certain non-U.S. GAAP prospective financial performance measures. Because the non-U.S. GAAP performance measures do not have standardized meanings prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are limitations associated with the use of such non-U.S. GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of potential operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

The non-U.S. GAAP measures associated with All-In sustaining costs (“AISC”), Cash Operating Costs and Cash Costs, as defined below, and the resulting AISC per ounce metric are not, and are not intended to be, presentations in accordance with U.S. GAAP. These metrics represent costs and unit-cost measured related to the Reward Project.

We believe that these metrics help investors understand the economics of the Reward Project. We present the non-U.S. GAAP financial measures for our Reward Project in the tables below. Actual U.S. GAAP results may vary from the amounts disclosed. Other companies may calculate these measures differently.

AISC and Respective Unit Cost Measure

AISC consists of Cash Costs (as described below), plus sustaining capital costs. The sum of these costs is divided by the corresponding payable gold ounces to determine the per ounce metric stated in the table below.

Cash Costs consist of Cash Operating Costs (as described below), plus royalties.

Cash Costs and AISC are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a comparable standard. The Company reports Cash Costs and AISC on a per ounce basis because we believe this metric more completely reflects mining costs over the life of mine. Similar metrics are widely used in the gold mining industry as comparative benchmarks of performance.

Cash Operating Costs is a non-U.S. GAAP metric used by the Company to measure aggregate costs of operations that will generally be within the Company’s direct control. We believe this metric reflects the operating performance potential for the Reward Project for the mining, processing, administration, and sales functions. Contractual obligations for surface land rights (project royalties) are excluded from this metric. Cash Operating Costs consist of Reward Project operating costs and refining costs, and exclude royalties.

Other costs excluded from Cash Operating Costs, Cash Costs, and AISC include depreciation and amortization, income taxes, government royalties, financing charges, costs related to business combinations, asset acquisitions other than sustaining capital, and asset dispositions.

The following tables demonstrate the calculation of Cash Operating Costs, Cash Costs, AISC, and related AISC unit-cost metric as presented in this report:

	Units	Life of Mine
Payable Gold	Koz	291.21
Total Operating Costs	US$ millions	$329.39
Refining & Transportation charge	US$ millions	$0.62
Total Operating Costs & Transportation Charge	US$ millions	$330.01
Royalty Payable	US$ millions	$15.21
Total Operating Costs, Refining & Royalities[1]	US$ millions	$345.22

Cash Cost per ounce[1]	US$/oz	$1,185

Sustaining Capital and Reclamation & Closure	US$ millions	$41.57
All-In-Sustaining Costs	US$ millions	$386.79

AISC per ounce	US$/oz	$1,328

	Units	Life of Mine
Payable Gold	Koz	291.21
Mining Costs	US$ millions	$164.33
Processing Costs	US$ millions	$121.77
Site General and Administrative Costs	US$ millions	$43.29
Total Operating Costs	US$ millions	$329.39
Refining & Transportation Charge	US$ millions	$0.62
Total Operating Costs & Refining & Transportation Charge	US$ millions	$330.01
Royalty Payable	US$ millions	$15.21
Total Operating Costs, Refining & Royalties[1]	US$ millions	$345.22

1.	CashCost = Total Operating Costs & Transportation Charge + Royalty Payable

Results of Operations

Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	9/30/24	9/30/23
Operating expenses
General and administrative	$584,360	$781,598
Lease expense	0	0
Exploration, evaluation and project expense	409,179	534,371
Accretion expense	69,981	27,399
Depreciation expense	11,014	11,014
Total operating expenses	1,074,534	1,354,382

Net operating loss	(1,074,534)	(1,354,382)

Revaluation of warrant liability	105,927	2,883,272
Interest expense	(741,529)	(641,287)
Foreign currency exchange gain (loss)	756	(25,503)
Net income (loss) and comprehensive income (loss)	$(1,709,380)	$862,100

Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	9/30/24	9/30/23
Operating expenses
General and administrative	$1,717,061	$3,293,334
Lease expense	21,000	21,000
Exploration, evaluation and project expense	1,641,637	1,885,067
Accretion expense	171,161	80,221
Depreciation expense	33,043	33,043
Total operating expenses	3,583,902	5,312,665

Net operating loss	(3,583,902)	(5,312,665)

Revaluation of warrant liability	927,919	16,444,241
Interest expense	(2,166,226)	(1,899,081)
Foreign currency exchange gain (loss)	(3,351)	(47,491)
Net income (loss) and comprehensive income (loss)	$(4,825,560)	$9,185,004

For the three months ended September 30, 2024, the Company decreased general and administrative expenses by approximately $198,000. The change was due to the following year over year variances:

Three months ended	9/30/2024	9/30/2023	Variance
Accounting fees	$39,000	$30,000	$9,000
Legal and other professional fees	112,000	206,000	(94,000)
Marketing expense	2,000	8,000	(6,000)
Payroll	107,000	159,000	(52,000)
Corporate expenses & rent	60,000	60,000	0
Share based compensation	222,000	282,000	(60,000)
Insurance	23,000	(7,000)	30,000
Stock exchange fees	7,000	11,000	(4,000)
Other general expenses	12,000	33,000	(21,000)
Total	$584,000	$782,000	$(198,000)

For the nine months ended September 30, 2024, the Company decreased general and administrative expenses by approximately $1,576,000. The change was due to the following year over year variances:

Nine months ending	9/30/2024	9/30/2023	Variance
Accounting fees	$210,000	$491,000	$(281,000)
Legal and other professional fees	217,000	908,000	(691,000)
Marketing expense	8,000	23,000	(15,000)
Payroll	339,000	513,000	(174,000)
Corporate expenses & rent	143,000	164,000	(21,000)
Share based compensation	638,000	1,000,000	(362,000)
Insurance	75,000	56,000	19,000
Stock exchange fees	64,000	86,000	(22,000)
Other general expenses	23,000	52,000	(29,000)
Total	$1,717,000	$3,293,000	$(1,576,000)

●	Accounting fees decrease resulted from increase in audit fees offset by additional consulting fees needed for required regulatory filings and planning/projection activities in 2023.

●	Legal fees and professional fees decreased due to a reduction in corporate activities in 2024.

●	Marketing expenses were lower as 2023 had additional amounts that were used for company and shareholder awareness projects.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share based compensation for that period. Certain stock options were canceled in 2023 and 2024 after termination of an employee resulting in reversal of previous share based compensation expense. The options that were issued in February 2021 were fully vested in February 2024. In addition, the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique. In April 2024, 2,800,000 options were granted that vested based on years of service up to three years. In August 2024, 200,000 options were granted that vested based on years of service up to three years.

For the three months ended September 30, 2024, the Company decreased exploration, evaluation and project expenses by approximately $125,000. The change was due to the following year over year variances:

Three months ending	9/30/2024	9/30/2023	Variance
Consultants/Contractors	$158,000	$169,000	$(11,000)
Supplies and equipment	72,000	69,000	3,000
Overhead and payroll	156,000	269,000	(113,000)
Permits and fees	9,000	9,000	0
Other	14,000	18,000	(4,000)
Total	$409,000	$534,000	$(125,000)

For the nine months ended September 30, 2024, the Company decreased exploration, evaluation and project expenses by approximately $243,000. The change was due to the following year over year variances:

Nine months ending	9/30/2024	9/30/2023	Variance
Drilling	$0	$0	$0
Consultants/Contractors	569,000	534,000	35,000
Supplies and equipment	213,000	217,000	(4,000)
Assay	0	0	0
Water haulage	0	0	0
Overhead and payroll	584,000	888,000	(304,000)
Permits and fees	250,000	219,000	31,000
Other	26,000	27,000	(1,000)
Total	$1,642,000	$1,885,000	$(243,000)

For the nine months ended September 30, 2024, the Company continued with development and compliance activities for the Reward and Bullfrog Projects.  During the quarter, environmental baseline studies, compliance reporting, and preparation of a feasibility level technical report for the CR Reward project were advanced.  Additionally, the authorized extension and realignment of the desert tortoise fence needed for pit development and operations was initiated.

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

Liquidity

As of September 30, 2024, the Company had total liquidity of $232,000 in cash and cash equivalents. The Company had negative working capital of $32,000,000 and an accumulated deficit of $38,000,000. For the nine months ended September 30, 2024, the Company had negative operating cash flows before changes in working capital of $4,900,000 and a net loss of $4,800,000.

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

As of September 30, 2024, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

Total
2023	$39,900
2024	$40,400
2025	$25,400
2026	$28,400
2027	$30,900
2028	$32,900
2029	$35,900
2030	$36,400
2031	$34,000
2032	$34,000
2033	$39,500
2034	$9,500
2035	$9,500
2036	$10,000
2037	$10,000
2038	$10,000
Applicable NSRs	3%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

The Company’s contractual obligations and commitments under the Lunar Lease as of September 30, 2024, and their approximate timing of payment are as follows:

Payment due July	Annual Payment
2025-2026	$21,000
2027-2031	$25,000
2032-2036	$30,000
2037-2041	$40,000
2042-2046	$45,000

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.

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

With respect to the quarterly period ending September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2024, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2024, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

(c) During the quarter ended September 30, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference with Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2023)
4.1	Form of Warrant from October 2020 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2020)
4.2	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
4.3	Form of Warrant Indenture dated January 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.4	Form of Compensation Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.5	Form of Warrant dated February 26, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
10.1	The Amended Schedule A, as amended on September 3, 2024, to its amended and restated secured promissory note issued to Augusta Investments Inc. on September 13, 2022, as amended and restated on March 27, 2024, and as further amended by Amendment Number One dated June 28, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2024)
10.2	Amendment Number Two dated September 30, 2024, to its amended and restated secured promissory note issued to Augusta Investments Inc. on September 13, 2022, as amended and restated on March 27, 2024, as further amended by the Amendment Number One, dated June 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2024)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
96.1	Technical Report Summary – Feasibility Study with an effective date of September 3, 2024 (incorporated by reference to exhibit 99.1 to the Company Current Report on Form 8-K, filed with the SEC on September 30, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	AUGUSTA GOLD CORP.

	By:	/s/ Tyler Minnick
		Name:	Tyler Minnick
		Title:	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)