Form 10-K
period 2024-12-31
AUGUSTA GOLD CORP.
filed 2025-03-18
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $59,291,530.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock par value $0.0001, were outstanding on March 17, 2025.

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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

●	our history of losses;

●	negative cash flow;

●	our limited operating history;

●	increased costs affecting our financial condition;

●	the Bullfrog Gold Project being in the exploration stage;

●	whether the Bullfrog Gold Project and Reward Gold Project are feasible;

●	the Bullfrog Gold Project and Reward Gold Project requiring substantial capital investment;

●	our inability to obtain required permits;

●	our status as a junior mining company;

●	difficulties in managing growth;

●	our potential loss of key persons;

●	risks related to the evolving novel coronavirus (“COVID-19”) pandemic and health crisis and the governmental and regulatory actions taken in response thereto;

●	the risks of mineral exploration;

●	evaluation uncertainty in estimating mineralized material;

●	changes in estimates of mineralized material;

●	our exploration projects not succeeding;

●	price volatility of gold and silver;

●	environmental regulations;

●	challenges to title to our properties;

●	amendments to mining law;

●	supply shortages;

●	inability to maintain infrastructure to conduct exploration activities;

●	new regulation related to climate change;

●	relationships with communities in which we operate;

●	newly adopted mining disclosure regulations;

●	evolving corporate standards;

●	Canadian reporting requirements; and

●	The price of the shares of common stock being volatile.

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

v

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

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “Augusta Gold”, “Augusta Gold Corp.” or the “Company” refer to Augusta Gold Corp., a Nevada corporation, and its subsidiaries.

CURRENCY

References to CAD or C$ refer to Canadian currency and USD or $ to United States currency.

METRIC CONVERSION TABLE

To Convert Metric Measurement Units	To Imperial Measurement Units	Multiply by
Hectares	Acres	2.4710
Meters	Feet	3.2808
Kilometers	Miles	0.6214
Tonnes	Tons (short)	1.1023
Liters	Gallons	0.2642
Grams	Ounces (troy)	0.0322
Grams per tonne	Ounces (troy) per ton (short)	0.0292

PART I

ITEM 1. BUSINESS

General Corporate Overview

The Company is an exploration stage gold company focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog and Reward gold projects and pursuing accretive merger and acquisition opportunities. We are focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present, our Reward Gold Project has mineral reserves under SK 1300 and is a development stage property, however, we have not to date made a development decision on the project and have not started preparation of the mineral reserves for extraction meaning we remain an exploration stage issuer. Our other properties are in the exploration stage, we do not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

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

Nevada

In Nevada, initial stage surface exploration activities that do not disturb the surface, do not require any permits. Notice-level exploration permits (“NOI”) are required (through the BLM) for the Bullfrog Gold Project to perform drilling or other surface disturbing activities with less than five acres extent. More extensive disturbance requires submittal and approval of a “Plan of Operations” and either an “Environmental Assessment” or “Environmental Impact Statement” from the BLM.

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

Employees

As of the date of this filing, the Company has seven employees. We continue to engage various independent contractors and consultants to fulfill additional needs. Additional employees will be hired on an as needed basis.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2019	1,546	1,270	1,393
2020	2,067	1,474	1,770
2021	1,943	1,684	1,797
2022	2,039	1,628	1,800
2023	2,115	1,811	1,943
2024	2,787	1,992	2,389

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

We have an accumulated deficit of approximately $40,000,000 as of December 31, 2024. We expect to continue to incur losses unless and until such time as our Bullfrog or Reward gold projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate cash flows from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our properties. Our Bullfrog gold project is an exploration stage property and we haven’t made a development decisions on the Reward project which is a development stage property. Advancing properties from exploration into the development stage and production stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We will need to obtain additional financing to fund our exploration programs.

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

The Bullfrog has estimated mineral resources, but there has not been a mineral reserve estimation in accordance with S-K 1300. There is no assurance that we can establish the existence of any mineral reserves on the Bullfrog gold projects in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the Bullfrog project and if we do not do so, we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s S-K 1300 standards is extremely remote. In all probability our Bullfrog project does not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our Bullfrog Project, there can be no assurance that it can be developed into a producing mine and that we can extract those minerals. While we do have a mineral reserve at our Reward Project, there can be no assurance that it can be developed into a producing mine and that we can extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

We cannot be assured that the Bullfrog gold project is feasible or that the Reward Project feasibility study will accurately forecast economic results.

The Bullfrog and Reward gold projects are our principal assets. Our future profitability depends largely on the economic feasibility of the projects. We have a feasibility study on our Reward project but to not have a feasibility study on our Bullfrog project. Before arranging financing for development and production at the Bullfrog gold project, we will have to complete a feasibility study. The results of any feasibility study may not be as favorable as the results of our prior studies. There can be no assurance that mining processes and results including potential gold production rates, revenue, capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in such feasibility study, including the Reward project feasibility study. There can be no assurance that the Company will be able to realize the results of its Reward project feasibility study.

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

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of exploration or, if warranted, development of the Bullfrog and Reward gold projects. If we are unable to acquire permits to explore, develop or mine the property, then the projects cannot be developed and operated. In addition, the properties would have no reserves under S-K 1300, which could result in an impairment of the carrying value of the project.

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

The outbreak of another coronavirus or similar pandemic may impact the Company’s plans and activities

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

Estimates of mineral reserves and mineral resources are subject to evaluation uncertainties that could result in project failure.

Unless otherwise indicated, mineral reserve and mineral resource figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and mining engineers. When making determinations about whether to advance any of our projects to development, we must rely upon such estimates as to mineral resources, mineral reserves and grades on our properties.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral reserves and mineral resources using sampling techniques and known mineral reserve and mineral resource estimation methodologies. Estimates of mineral reserves and mineral resources on our properties would be made using samples obtained from drilling programs. There is an inherent variability of assays between paired samples (proximal to each other) that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly defined at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineral reserves and mineral resources.

Any material changes in mineral reserves and mineral resources and grades will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not commenced actual production, mineral reserve and mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our technical reports and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under existing on-site conditions or in production scale.

The mineral reserve and mineral resource estimates contained in this Annual Report have been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold or silver may render portions of our mineral reserves and mineral resources uneconomic and result in reduced reported mineralization or adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineral reserves mineral resources, or of our ability to extract mineral reserves mineral resources, could have a material adverse effect on our share price and the value of our properties.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration.

Our long-term success is in part dependent on our ability to identify mineral deposits on our existing projects and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate equipment, or labor. The success of gold, silver and other commodity exploration is determined in part by the following factors:

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

Board of Director’s Oversight of Risks from Cybersecurity

Cybersecurity risks are included in an overall enterprise risk management assessment which is reviewed each year by the Company’s audit committee. The Company engages third-party specialists on a periodic and rotating basis to review key information technology systems and provide recommendations for system updates and improvements. Results of these reviews are used to update information technology systems within the Company’s information system governance policies. The Company management reviews system and organization control reports (SOC 1, Type 2) for key outsourced information systems to ensure that third-party data processing is subject to appropriate controls and security measures. The Company’s management will also review the Company’s cybersecurity program with the full Board once every year.

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

On September 30, 2024, the Company released its feasibility study for its Reward Gold Project in Nye County, Nevada. The report titled “Feasibility Technical Report for the Reward Project Nye County, NV, USA” with an effective date of September 3, 2024 and a signing date of September 30, 2024, was prepared for the Company by Mark Gorman of Kappes, Cassiday & Associates; Thomas Dyer of RESPEC; Mike Dufresne of APEX Geoscience Ltd.; Timothy D. Scott of Kappes, Cassiday & Associates; Mathew Haley of NewFields; James Cremeens of Knight Piésold and Co.; and Mark Willow of SRK Consulting (U.S.), Inc., each of whom is a qualified person under S-K 1300 (the “Reward Technical Report”).

The description of the Reward Gold Project contained herein is based upon the Reward Technical Report.

Summary of Mineral Properties

Augusta Gold currently has interests in two gold properties located in the state of Nevada, including the Bullfrog Gold Project and the Reward Gold Project. The Bullfrog Gold Project is an exploration stage property with measured, indicated and inferred resources. The Bullfrog Gold Project has no known mineral reserves. The Reward Gold Project is a development stage property and has known mineral reserves, but the Company is not currently engaged in the preparation of the mineral reserves for extraction and therefore the Company remains an the exploration stage issuer. Our primary operations are exploring these properties to move them towards a development decision.

Ownership Interests

●	At our Bullfrog Project, we have four option/lease/purchase agreements in place and, with the additional claims it has located, give it control of 734 unpatented lode mining claims and mill site claims, and 87 patented mining claims. The claims do not have an expiration date, as long as the fees and obligations are maintained. For additional details see “Bullfrog Gold Project, Nye County Nevada – Property Holdings” below.

●	At our Reward Project, the project encompasses 123 unpatented Bureau of Land Management (BLM) placer and lode mining claims and six patented placer mining claims, totalling approximately 2,333 net acres (944 hectares). Only the patented claims have been legally surveyed. Under United States mining law, claims may be renewed annually for an unlimited number of years upon a small payment per claim (currently $200 per claim due to the BLM and $12 per claim plus a $12 document charge due to Nye County) and the same claim status-whether lode or placer-may be used for exploration or exploitation of the lodes or placers.

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

Summary Mineral Resources

Summary Mineral Resources at End of Fiscal Year Ended December 31, 2024 (Exclusive of Mineral Reserves)

	Measured mineral resources		Indicated mineral resources		Measured and indicated mineral resources		Inferred mineral resources
	Amount (koz)	Grades (g/t)	Amount (koz)	Grades (g/t)	Amount (koz)	Grades (g/t)	Amount (koz)	Grades (g/t)
Gold
United States (Nevada)
Bullfrog Project	526.7	0.54	682.6	0.52	1,209.3	0.53	257.9	0.48
Reward Project	7.7	0.32	53.9	0.49	61.6	0.46	27.5	0.69
Total Gold	534.4	0.53	736.5	0.52	1,270.9	0.53	285.4	0.49

Silver
United States (Nevada)
Bullfrog Project	1,309.1	1.35	1557.5	1.18	2,866.6	1.26	515.7	0.96
Total Silver	1,309.1	1.35	1557.5	1.18	2,866.6	1.26	515.7	0.96

Notes:

●	The above table does not include Mineral Reserves

●	Bullfrog oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

●	Bullfrog sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag.

●	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimates with a good correlation.

●	Reward oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,700/oz and a recovery of 80% for Au were utilized.

●	Gold price used in the Reward estimated Mineral Resources were based on a review of commodity prices at the time of the estimate and assumed a price of US$1,700 per oz of gold based upon a 3 year trailing average.

●	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

●	Reward Mineral Resources are reported using a 0.2 g/tonne incremental cut-off grade.

●	Bullfrog mining costs for mineralized material and waste are US$2.25/tonne.

●	Reward mining costs for mineralized material and waste are US$2.20/tonne

●	Bullfrog processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

●	Reward processing and general and administration are US$6.06/tonne and US$0.83/tonne per tonne processed, respectively

●	Bullfrog Estimated Mineral Resources are stated as in situ dry metric tonnes.

●	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues

Summary of Mineral Reserves at End of Fiscal Year Ended December 31, 2024

	Proven mineral reserves		Probable mineral reserves		Total mineral reserves
	Amount (koz.)	Grades (oz./t)	Amount (koz.)	Grades (oz./t)	Amount (koz.)	Grades (oz./t)
Gold
United States (Nevada)
Reward Project	164	0.027	205	0.023	370	0.025
Total Gold	164	0.027	205	0.023	370	0.025

Notes:

1.	All estimates of Mineral Reserves have been prepared in accordance with National Instrument 43 - 101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and Item 1300 of Regulation S-K of the United States Securities Exchange Act of 1934, as amended (“S-K 1300”)

2.	Thomas L. Dyer, PE, RESPEC of Reno, Nevada, is a Qualified Person as defined in NI 43-101 and S-K 1300, is responsible for reporting Proven and Probable Mineral Reserves for the Reward Project. Mr. Dyer is independent of the Company.

3.	Mineral Reserves are based on prices of $1,850 per ounce Au. The reserves were defined based on pit designs that were created to follow optimized pit shells created in Whittle.

4.	Reserves are reported using a 0.008 Au oz/t cut-off grade

5.	The Mineral Reserves point of reference is the point where is material is fed into the crusher.

6.	The effective date of the Mineral Reserves estimate is December 31, 2024.

7.	Columns may not sum due to rounding.

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

Bullfrog Gold Project - Summary of Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2024
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

Bullfrog Gold Project - Bullfrog Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2024
Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bullfrog
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	24.50	0.537	1.28	422.77	1,010.02
	Indicated	36.32	0.515	1.14	602.02	1,332.18
Oxide	Measured and Indicated	60.82	0.524	1.20	1,024.79	2,342.20
	Inferred	14.40	0.460	0.77	213.06	358.49

	Measured	1.30	0.710	1.28	29.77	53.52
	Indicated	1.99	0.625	1.32	39.94	84.47
Sulfide	Measured and Indicated	3.29	0.659	1.30	69.72	137.99
	Inferred	1.05	0.657	1.14	22.14	38.53

	Measured	25.80	0.545	1.28	452.55	1,063.54
	Indicated	38.31	0.521	1.15	641.96	1,416.65
Total - Oxide and Sulfide	Measured and Indicated	64.12	0.531	1.20	1,094.51	2,480.19
	Inferred	15.44	0.474	0.80	235.20	397.02

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag.

3.	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimate with good correlation.

4.	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

5.	Mining costs for mineralized material and waste are US$2.25/tonne.

6.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

7.	Due to rounding, some columns or rows may not compute as shown.

8.	Estimated Mineral Resources are stated as in situ dry metric tonnes.

9.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Montgomery-Shoshone Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2024
Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Montgomery-Shoshone
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	1.97	0.637	3.35	40.35	212.12
	Indicated	1.35	0.555	2.85	24.04	123.66
Oxide	Measured and Indicated	3.32	0.603	3.15	64.38	335.78
	Inferred	1.05	0.586	3.45	19.76	116.41

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Montgomery-Shoshone.

3.	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimate with good correlation.

4.	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

5.	Mining costs for mineralized material and waste are US$2.25/tonne.

6.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

7.	Due to rounding, some columns or rows may not compute as shown.

8.	Estimated Mineral Resources are stated as in situ dry metric tonnes.

9.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues.

Bullfrog Gold Project - Bonanza Area, Gold and Silver Mineral Resources at the End of the Fiscal Year Ended December 31, 2024
Based on $1,550/oz. Gold and $20/oz. Silver

Mineral Resources - Bonanza
Redox	Classification	Tonnes (Mt)	Au grade (g/t)	Ag grade (g/t)	Au Contained (koz)	Ag Contained (koz)
	Measured	2.35	0.446	0.44	33.78	33.48
	Indicated	1.22	0.422	0.44	16.61	17.17
Oxide	Measured and Indicated	3.58	0.438	0.44	50.40	50.65
	Inferred	0.19	0.473	0.37	2.94	2.28

Notes:

1.	Oxide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 82% for Au and silver price of US$20/oz and a recovery of 20% For Ag.

2.	Sulphide estimated Mineral Resources are reported within a pit shell using the Lerch Grossman algorithm, a gold price of US$1,550/oz and a recovery of 50% for Au and silver price of US$20/oz and a recovery of 12% for Ag. No sulphide material was reported for Bonanza.

3.	Gold price and Silver price used in the Bullfrog estimated Mineral Resources were based on a review of commodity prices and compared to a three-year trailing average at the time of the estimate with good correlation.

4.	Bullfrog oxide Mineral Resources are reported using a breakeven cutoff grade of 0.192 g/tonne and sulphide Mineral Resources are reported using a breakeven cutoff grade of 0.315 g/tonne.

5.	Mining costs for mineralized material and waste are US$2.25/tonne.

6.	Processing, general and administration, and refining costs are US$5.00/tonne, US$0.50/tonne, and US$0.05/tonne respectively.

7.	Due to rounding, some columns or rows may not compute as shown.

8.	Estimated Mineral Resources are stated as in situ dry metric tonnes.

9.	The estimate of Mineral Resources may be materially affected by legal, title, taxation, socio-political, marketing, or other relevant issues

In each case above, Estimated Mineral Resources have not changed from December 31, 2021 to December 31, 2024 due to the fact that Bullfrog Gold Project is in the exploration stage and no new resources were added to the project through exploration activities in 2024. The material assumptions underlying mineral resources as previously disclosed at December 31, 2024 remain current in all material respects.

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

Valley Electric Association based in Pahrump, Nevada owns a 138 KV transmission line and a 24.9 KV distribution line that remain on-site and serviced mining at the site previously. The substation connected to the 24.9 KV line remains on-site, but the transformers and switchgear have been removed. Monthly demand and energy rates were estimated at $3.75/kw and $0.12/kw-h, respectively.

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

A total of 69 drill holes, 30 reverse circulation (RC) and 39 core holes have been drilled by Augusta Gold from 2020-2021. The purpose of the drilling was to further define resources and the ultimate limits of the Bullfrog and Montgomery-Shoshone pits and gather data to support advanced geotechnical and metallurgical studies. The 2020 program also fulfilled a final work commitment for the Company to purchase a 100% interest in lands under lease from Barrick by mid-September 2020. Two holes were drilled at the Paradise Ridge target. No holes were drilled by Augusta Gold in 2023 or 2024.

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

Additional minor permits will be required for the project to advance to production and are listed in Table 2.

Table 2: Additional Minor Permits Required

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

Reward Gold Project, Nye County, Nevada

Property Location and Access

The Reward Gold Project (“Reward Project”) is situated about 11.3 km (7 miles) south-southeast of the town of Beatty, NV about 3.2 km (2 miles) east of US Highway 95 in Nye County (Figure 1). The Project can be accessed from Beatty by paved road on Highway 95 followed by traveling two miles east on a gravel road. Several dirt roads diverge into various canyons of the Bare Mountains. The Project area lies within Sections 1, 2, 3, 4, 9, 10, 11 and 16 of Township 13 South, Range 47 East and Sections 33, 34, and 35 of Township 12 South, Range 47 East, all referred to the Mount Diablo Baseline and Meridian. The Project can be accessed from Beatty by paved road on Highway 95 followed by traveling two miles east on a gravel road. Several dirt roads diverge into various canyons of the Bare Mountains.

Project Stage

The Reward Project is a development stage property. While the property has mineral reserves, the Company is not engaged in the preparation of the mineral reserves for extraction at this time.

Mineral Reserve and Resource Estimates

Mineral Reserves

Mr. Thomas L. Dyer, P.E. of RESPEC classifies reserves in order of increasing confidence into Proven and Probable categories to be in accordance with the “CIM Definition Standards – For Mineral Resources and Mineral Reserves” (2014), which are reasonable for US SEC reporting. Thus, the QP considers the reported mineral reserves to be both NI 43-101 and S-K 1300 compliant. Mineral Reserves for the Reward Project were developed by applying relevant economic criteria to define the economically extractable portions of the resources classified as Measured and Indicated. CIM standards require that modifying factors be used to convert Mineral Resources to Reserves. Definitions for Proven and Probable Mineral Reserves along with Modifying Factors are in the CIM Definition Standards (2014).

Mr. Dyer used the block model of Measured and Indicated resources provided by APEX and referenced in the Reward Technical Report in Section 14 as the basis to define reserves for the Reward Project. Mineral Reserve definition was undertaken by identifying ultimate pit limits using economic parameters and pit optimization techniques. The resulting optimized pit shells were used for guidance in pit design to allow access for equipment and personnel. Mr. Dyer then considered mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, and governmental factors for defining the estimated reserves.

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

RESPEC used the pit and waste dump designs to develop a production schedule, which was then used in the financial model prepared by KCA. RESPEC reviewed the cash flow model and believes it demonstrates that the deposits generate a positive cash flow and are reasonable with respect to statement of reserves for the Reward Project.

Within the pit designs, Measured Mineral Resources above the cut-off grade were converted to Proven Mineral Reserves and Indicated Mineral Resources above the cut-off grade were converted to Probable Mineral Reserves. All Inferred resources inside of the pit were assumed to be waste with respect to contained gold, recoverable gold and resulting economics.

Table 3. Reward Project Mineral Reserves Estimate at December 31, 2024 Based on USD$1,850/oz. Au

	Reward Mineral Reserves
	k tons	Au oz/t	k oz Au
Proven	6,052	0.027	164
Probable	8,999	0.023	205
Proven and Probable	15,052	0.025	370

Notes:

1.	All estimates of Mineral Reserves have been prepared in accordance with National Instrument 43 - 101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and Item 1300 of Regulation S-K of the United States Securities Exchange Act of 1934, as amended (“S-K 1300”)

2.	Thomas L. Dyer, PE, RESPEC of Reno, Nevada, is a Qualified Person as defined in NI 43-101 and S-K 1300, is responsible for reporting Proven and Probable Mineral Reserves for the Reward Project. Mr. Dyer is independent of the Company.

3.	Mineral Reserves are based on prices of $1,850 per ounce Au. The reserves were defined based on pit designs that were created to follow optimized pit shells created in Whittle.

4.	Reserves are reported using a 0.008 Au oz/t cut-off grade

5.	The Mineral Reserves point of reference is the point where is material is fed into the crusher.

6.	The effective date of the Mineral Reserves estimate is December 31, 2024.

7.	Columns may not sum due to rounding.

Mineral Resources

Mineral Resources were classified using a combination of assessment of geological confidence, data quality and grade continuity. Reasonable prospects of eventual economic extraction were considered by constraining the estimate within a conceptual pit shell that used the assumptions in Table 4.

Table 4. Reward Conceptual Open Pit Parameters.

Parameter	Unit (Imperial)	Cost (Imperial)	Unit (Metric)	Cost (Metric)
Gold Price	US$/oz	1,950	US$/g	62.7
Gold Metallurgical Recovery	%	80%		80
Pit Wall Angles	°	48-58	°	48-58
Mining Cost	US$/st	2.75	US$/tonne	3.03
Processing Rate	Mst/a	2	Mtonne/a	1.8
Processing Cost	US$/st	$6.50	US$/tonne	$7.17
G & A Cost	US$/st	1.50	US$/tonne	1.65
Cut-off Grade (break even)	oz/t	0.005	g/tonne	0.181
Royalty	%	3%		3

The Mineral Resource Estimate for the Reward Project is presented in Table 5 below.

Table 5 Reward Project Mineral Resource Estimate Exclusive of Reserve December 31, 2024, Based on US$1,950/oz Au

	Reward Mineral Resource Exclusive of Reserve
	k tons	Au oz/t	k oz Au
Measured	830	0.009	7.70
Indicated	3,787	0.014	53.90
M&I Total	4,617	0.013	61.60
Inferred	1,359	0.020	27.50

Note: Columns may not sum due to rounding.

Property Holdings

The Reward Project area lies within Sections 1, 2, 3, 4, 9, 10, 11 and 16 of Township 13 South, Range 47 East and Sections 33, 34, and 35 of Township 12 South, Range 47 East, all referred to the Mount Diablo Baseline and Meridian.

Canyon Resources Corporation (Canyon Resources) holds a 100% interest in the mineral claims that form the Reward Project. In 2008, Canyon Resources assigned all of the patented and unpatented claims comprising the Reward Project to an entity which was subsequently converted into CR Reward.

The Reward Project encompasses 123 unpatented Bureau of Land Management (BLM) placer and lode mining claims and six patented placer mining claims, totaling approximately 2,333 net acres (944 hectares). Only the patented claims have been legally surveyed. Under United States mining law, claims may be renewed annually for an unlimited number of years upon a small payment per claim (currently $200 per claim due to the BLM and and $12 per claim plus a $12 document charge due to Nye County) and the same claim status-whether lode or placer-may be used for exploration or exploitation of the lodes or placers.

Several blocks of unpatented claims are leased by CR Reward from underlying owners, and are referred to as Connolly, Webster, Orser-McFall and Van Meeteren leases.

Connolly Lease

This lease agreement (the Connolly Lease), effective as of September 28, 2004 (as amended August 16, 2024), covers a two-third interest in each of the Sunshine and Reward unpatented lode claims (collectively, the Connolly Claims). The Connolly Lease is for an initial term of 20 years and continues so long thereafter as the Reward Project remains in commercial production. A 3% NSR royalty is payable on any minerals mined from the Connolly Claims but is reduced to 2% due to the fact that CR Reward only owns a two-third interest in the Connolly Claims. Annual advance minimum royalty payments are payable under the Connolly Lease. These annual advance minimum royalty payments shall be applied toward, credited against and fully deductible from earned mineral production royalty payments due from the Connolly Claims. On August 16, 2024, the Connolly lease was extended for a further 10 years.

Webster Lease

This lease agreement (the Webster lease), effective as of November 9, 2004 (as amended on November 9, 2004 and November 8, 2006), covers a one-third interest in each of the Sunshine and Reward unpatented lode claims and a half interest in the Good Hope unpatented lode claim (collectively, the Webster Claims). The Webster Lease is for an initial term of 20 years and continues so long thereafter as the Reward Project remains in commercial production. A 3% NSR royalty is payable on any minerals mined from the Webster Claims, but is (i) reduced to 1% on the Sunshine and Reward claims due to the fact that the lessee only owns a one-third interest, and (ii) reduced to 1.5% on the Good Hope claim due to the fact that CR Reward only owns a half interest in this claim. Annual advance minimum royalty payments are payable under the Webster Lease. The annual advance minimum royalty payments paid in any given year may be applied toward, credited against and fully deductible from any earned mineral production royalty payments due on the Webster Claims during the calendar year in which such annual advance minimum royalty payments are due. On October 5, 2023, the Webster lease was extended for a further 15 years.

Orser-McFall Lease

This lease agreement (the Orser-McFall Lease), effective as of February 5, 2005 (as amended on August 18, 2005, November 14, 2006 and October 23, 2024), applies to 12 unpatented lode and six unpatented placer mining claims (collectively, the Orser-McFall Claims). The Orser-McFall Lease is for an initial term of 20 years and continues so long thereafter as the Reward Project remains in commercial production. The lessors under the Orser-McFall Lease own 100% of the Orser-McFall Claims, except for the Good Hope claim, in which they own a half interest (the other half being owned by the Daniel D. Webster Living Trust and leased to CR Reward pursuant to the Webster Lease). A 3% NSR royalty is payable on minerals mined from the Orser-McFall Claims but is reduced to 1.5% on the Good Hope claim due to the fact that the lessee only owns a half interest in that claim. Annual advance minimum royalty payments are payable under the Orser-McFall Lease. These annual advance minimum royalty payments shall be applied toward, credited against and fully deductible from earned mineral production royalty payments due from the Orser-McFall Claims. On October 23, 2024 the Orser-McFall lease was extended for a further 20 years.

Van Meeteren et al Lease

This lease agreement (the Van Meeteren Lease), effect as of December 1, 2011 (applies to the Double RS and the Durlers Hope unpatented placer claims (the Van Meeteren Claims). The Van Meeteren Lease is for an initial term of 20 years and continues so long thereafter as the Reward Project remains in commercial production or CR Reward is actively conducting exploration, development, reclamation or remediation operations. A 3% NSR royalty is payable on minerals mined from the Van Meeteren Claims. Annual advance minimum royalty payments are payable under the Van Meeteren Lease. These annual advance minimum royal payments are recoupable from earned mineral production royalties. All payments described above have been timely paid by CR Reward and its predecessor and the agreements are all in good standing.

The Reward Project area mainly consists of Federal public domain lands administered by the BLM. There are no State or private tracts within the Reward Project area, except the six patented claims owned by CR Reward, all of which carry surface and mineral rights ownership.

The Reward Project is not subject to any other back-in rights payments, agreements or encumbrances.

CR Reward has the right to use 317.39 ac-ft of water annually under Permit No. 76390 (286.7 ac-ft) and Permit No. 89658 (30.684 ac-ft). Additionally, CR Reward has an option to 100 ac-ft under Permit 14059 (Certificate 5156).

The Amargosa River basin is an enclosed basin, and the water rights are thus not affected by the Colorado River Compact or other agreements.

Infrastructure

The Reward Project is located seven miles by road southeast of Beatty, a town of approximately 1,000 people that serves as a transit hub and service center for travelers between Las Vegas and Reno, and those going to Death Valley. Several motels and restaurants, gas stations, a post office, and several small stores provide basic services.

The Reward Project is currently serviced by an existing 14.4/24.9 kV power line owned and operated by Valley Electric. A water well is currently available to provide water for exploration activities.

Reward Project employees would likely be recruited from the local area, including the communities of Beatty, Amargosa, and Pahrump, located within Nye County, and the regional urban centre of Las Vegas, located within Clark County. There is available nearby accommodation to the Reward Project site in Beatty and other smaller communities

The Reward Project has sufficient land area, with adjacent public-domain lands also potentially available, to allow mine development, including space for the mining operations, waste rock disposal facilities (WRDs), heap leach pads and processing plants.

Geological Setting, Mineralization and Deposit Type

Mineralization in the Good Hope Deposit and Golden Ace Zone can be classified as examples of a structurally controlled, locally disseminated, sediment hosted, mesothermal quartz vein gold deposit.

The Reward Project is hosted within the Bare Mountain Complex which lies within an intricate tectonic setting of the Nevada Basin and Range Province.

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

The Reward Project is located on the southwestern flank of the Bare Mountain Complex and is underlain by moderately-deformed marine clastic and carbonate rocks of Late Proterozoic and Late Cambrian age that have been metamorphosed to greenschist grade. Tertiary and younger alluvium cover the lower slopes and the adjacent Armagosa Valley to the south and west. The east-dipping Gold Ace fault, locally termed the Good Hope fault zone, separates northeast dipping Late Proterozoic to Early Cambrian units in the footwall block from Middle to Late Cambrian units in the hanging wall block.

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

Historical Operations

Historical exploration of the Reward Project was completed by several other companies from 1976 to 2004, including Galli Exploration Associates (Galli Exploration), Teco Inc. (Teco), St. Joe Minerals Corporation (St Joe), Gexa Gold Corp (Gexa), Cloverleaf Gold Inc. (Cloverleaf), Homestake Mining Company (Homestake), Pathfinder Gold Corporation (Pathfinder), Bond Gold Exploration Inc. (Bond Gold), Barrick, US Nevada Gold Search (USNGS), Rayrock Mines, Inc (Rayrock), Glamis Gold, Ltd. (Glamis Gold), and Marigold Mining Company (Marigold Mining). Historical exploration included airborne geophysics, reverse circulation (RC) and core drilling, initial metallurgical testwork, mineral resource estimates and technical studies.

Canyon Resources acquired the Reward Project in 2004, and together with Atna Resources Ltd. (Atna) and CR Reward, have completed data compilation and validation, ground induced polarization/resistivity geophysical surveys, RC and core drilling, mineral resource and mineral reserve estimates, metallurgical testwork, permitting studies, environmental baseline studies, and technical studies. The following permits and authorizations were granted to CR Reward in 2007:

●	Plan of Operations authorized under N-82840.

●	Water Pollution Control Permit (WPCP); WPCP NEV2007101.

●	General construction permit; NVR100000 CSW-17415.

●	Water rights permitted by Nevada Division of Water Resources (NDWR) under Mining, Milling, & Domestic permit 76390 and 89658.

●	Mining reclamation permit granted by the Bureau of Mining Regulation and Reclamation (BMRR) under mine site permit #0300.

●	Nevada Bureau of Air Pollution Control (BAPC) authorized Class II Air Quality permit AP1041-2492.

Drilling and Sampling

A total of 376 drill holes, totaling 43,729.7 m (143,470 ft) have been completed at the Reward Project between 1987 and 2018. Of this total, 35 are core holes totaling 4,094.4 m (13,433 ft) and 341 are RC holes totaling 39,635.3 m (130,037 ft).

For CR Reward’s 2017–2018 drill program, drill hole locations were established using hand-held global positioning system (GPS) instruments and upon completion of the program, the collar locations were re-surveyed by a licensed surveyor. Down-hole surveys were completed at regular intervals, usually 7.6 m (25 ft), using an EZ-Shot system that records the magnetic heading, dip of the hole and magnetic field in the hole. A total of 398 measurements were collected for the 28 holes drilled in 2017–2018. Core recovery during the core drilling was very good, exceeding 95% on average, with losses mainly in highly shattered zones.

There is limited documentation available detailing the sample preparation, analyses and security of historical drill sampling programs conducted from 1987 to 2000 by Homestake, Gexa, Pathfinder, Cloverleaf, USNGS and Barrick. RC drill holes completed in 2006–2007 were sampled on 1.5 m (5 ft) intervals, and cores on 0.9 m (3 ft) intervals. The 2011–2013 RC holes were also sampled at 1.5 m (5 ft) intervals.

Independent assay laboratories were used in the 2006-2007 Canyon Resources, the 2011-2013 Atna and 2017-2018 CR Reward programs, including ALS Chemex Laboratory in Sparks, Nevada (certified to ISO 9001:2000 for selected techniques), Inspectorate America Corporation (Inspectorate) in Sparks, Nevada (certified to ISO 9001:2000 for selected techniques), Florin Analytical Services (FAS) in Reno, Nevada (not certified).

The 2006–2007, 2011-2013 and the CR Reward 2017-2018 drilling programs included the submission of standard and blank materials as part of the Quality Assurance and Quality Control (QA/QC) program. Assay control protocols during these modern periods of drilling included the insertion of certified standards, blanks and duplicates at acceptable insertion rates for all of the data.

The sample collection, security, transportation, preparation, insertion of geochemical standards and blanks, and analytical procedures are within industry norms and best practices. The procedures used by CR Reward personnel are considered adequate to ensure that the results disclosed are accurate within scientific limitations and are not misleading. The procedures and assay control protocols employed by CR Reward in the 2017–2018 drill program are considered reasonable and acceptable for use in Mineral Resource estimation.

Data Verification

CR Reward performed a comprehensive data verification program in 2017 consisting of collar and down-hole survey checks, and evaluation of assay values versus laboratory certificates or geologic logs where certificates were not available. Errors identified were corrected where applicable. For non-analytical drill hole information, CR Reward employed a protocol of continuous data checking to ensure accurate data transcription, including collar and down hole surveys, and geological and geotechnical information. The procedures employed are considered reasonable and are adequate with respect to ensuring data integrity.

Mr. Dufresne reviewed all aspects of the Reward drill hole database and available non-analytical procedures for historical and the CR Reward 2017–2018 drilling programs including the verification program by CR Reward. The drill hole database was validated using Micromine 2018 and was inspected visually in Excel files and on drill section. Mr. Dufresne has reviewed the adequacy of the exploration information and the visual, physical and geological characteristics of the Reward Project and has found no significant issues or inconsistencies that would cause one to question the validity of the data. Mr. Dufresne, the QP, considers the CR Reward drill hole database, including the historical pre-2017 data and the 2017 to 2018 data, well validated and suitable for the preparation of the mineral resource estimate for the Reward Project.

Metallurgical Testing

Metallurgical testwork on the Project includes historical work completed by Rayrock Mines Inc. during 1998 and McClelland in 2007 and 2008 with confirmatory testwork performed by KCA in 2018. Metallurgical testwork completed to date includes 34 bottle roll tests and 21 column tests along together with preliminary agglomeration and compacted permeability testing. Results from these tests show that the mineralization is amenable to cyanide leaching with reasonable reagent consumptions.

Metallurgical samples from historical and recent KCA test programs appear to be spatially representative for the Good Hope Deposit. Results from KCA’s 2018 test program confirmed the results from the 2007–2008 McClelland campaign with an average laboratory gold recovery of 81% for the Good Hope Deposit. The program also included bottle roll and duplicate column leach tests on the Gold Ace Zone. Results for Gold Ace show significantly lower column recoveries compared to the Good Hope Deposit.

Key design parameters from the metallurgical testwork for the Good Hope Deposit include:

●	Crush size P80 of ¼”, 100% passing ⅜”.

●	Estimated field gold recovery of 79% including a 2% field deduction.

●	Design leach cycle of 180 days.

●	Average field sodium cyanide consumption of 0.73 lb/ton ore.

●	Average field lime consumption of 1.53 lb/ton of material based on 100% CaO purity.

●	Cement addition at 6.1 lb/ton for agglomeration will be used in the first lift to ensure there are no percolation issues, this is conservative as testwork does not show cement agglomeration is required.

No deleterious elements are known from the processing perspective.

Mining Methods

The proposed mine plan assumes conventional open pit mining methods and equipment. Mining operations are assumed to be completed using a contractor. Knight Piésold is responsible for the geotechnical evaluations and recommendations for slope design parameters used for pit designs. Pit designs include three pit phases to achieve the ultimate pit; the WRSFs are developed as a north, south, and southwest waste dump storage locations as mining progresses.

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

Heap Leach Pad Design

The Heap Leach Pad (HLP) is designed to store 16 Mt of ore, of which 7 Mt will be placed within the Phase 1 stacking area and an additional 9 Mt once the Phase 2 expansion is completed.

The leach pad will be a single-use, multi-lift type leach pad and has been designed with a lining system approved by the state of Nevada.

The leach pad liner will be composed of the following components from top to bottom:

●	Overliner consisting of two feet of crushed and screened material over a network of solution collection piping;

●	60 mil double sided, textured Linear Low-Density Polyethylene (LLDPE) geomembrane;

●	1-foot Low Hydraulic Conductivity Soil Layer consisting of screened, native soil blended with clay with a minimum permeability of 1x10-6 cm/sec;

●	Leak detection system under the primary solution collection pipes which route solution to a monitoring sump tank;

●	Prepared subgrade.

Permitting

The current Reward Project area includes approximately 716 acres of public and private lands within Nye County, and falls under the jurisdiction and permitting requirements of Nye County, the State of Nevada, and the BLM. The Reward Project, as envisaged, will necessitate an initial round of minor modifications to the existing permits and authorizations in order to address the proposed changes followed by a separate major modification for the proposed future ADR Plant. The mining permits and authorizations that are likely to have a material effect on project timing include:

●	Federal Mine Plan of Operations (N-82840): The proposed minor modifications will require amendment to the Mine Plan of Operations (MPO) which, in turn, will require additional National Environmental Policy Act (NEPA) analysis of the plan changes. It is likely that the BLM will use an EA as the NEPA disclosure document. It is also possible, however, that the proposed minor modifications could be analyzed by the BLM through a Determination of NEPA Adequacy (DNA) given that the proposed actions have previously been reviewed. The future ADR Plant will most certainly require the preparation of a supplemental EA, as this facility/activity was not previously analyzed. An EA and accompanying FONSI and ROD, would likely take three to six months to complete following submittal of the plan amendment, assuming that the agency tiers off of the previous disclosure documents and the ADR Plant is not included. A DNA would likely take three to four months to complete

●	Reclamation Permit (#0300): The BMRR Reclamation Branch are likely to interpret the initial proposed changes as a minor modification to the existing permit pursuant to NAC 519A.043, as the new disturbance will equal 25% or less of the acreage in the approved

●	reclamation plan. While the reclamation permit minor modification should only take six to nine months to complete, the BMRR will likely wait to process the application to coincide with the completion of the federal NEPA review.

●	Water Pollution Control Permit (NEV2007101): Review and processing of WPCP minor modifications and/or engineering design changes is likely to take three to six months from submittal of a complete application. The future inclusion of an ADR Plant would likely be on a nine-to-12-month timeline following approval of the minor modifications and/or EDCs.

●	Air Quality Operating Permit (AP1041-2492): Initial minor modifications of the Class II air quality permit will focus primarily on the crushing and conveyance system, and is likely to require six to nine months to complete. Future permitting for the inclusion of an ADR Plant will occur afterwards. The thermal unit(s) from an ADR will necessitate the issuance of a new Class I permit, in addition to modification of the existing Class II permit to cover the other aspects of the expansion plan. The ADR will also require the issuance of a mercury operating permit to construct (Mercury OPTC) permit by the state. The agency will issue the final Class I, modified Class II, and Mercury OPTC permit within 12 to 16 months of the completeness date. There is a risk that the regulatory deadlines above may be extended by the agencies due to workload or other circumstances.

The initial Amended MPO, excluding the new ADR Plan, would drive the permitting timeline for the minor modifications (i.e., air quality permit and WPCP). Future inclusion of an ADR would necessitate reopening the MPO and a new Class I air quality permit and create an additional timeline of approximately 12-16 months. However, given that the Reward Project has many of the permits in hand, strategic ground clearing and construction will be able to begin under the existing authorizations. The remaining permits required for operations are relatively minor in comparison to the above list and can be easily modified/amended concurrently with the initial principal permit modifications. Major modification of the permits to include an ADR Plant would occur following approval of the initial minor modifications.

No community agreements are currently in place. However, CR Reward has engaged with the Town of Beatty and the County of Nye with respect to the Reward Project.

Closure planning for the Project is required as part of the state and federal permitting processes. A number of plan iterations are required, including tentative, temporary, seasonal, and final plans. A mining facility operator/permittee must submit a Tentative Plan for Permanent Closure (TPPC) as part of any application for a new WPCP or modification of an existing permit. The Reward Mine TPPC is currently in place and approved.

Under the state-granted Reclamation Permit #0300, total surface disturbance is currently limited to 339.7 acres, of which, nearly 95% is on public lands administered by the BLM. Equipment and labor costs were conservatively estimated using state and BLM-approved costs for the 2021 year. The reclamation bond cost estimate for the Reward Project (as currently permitted) is $10.9 M. Closure costs (which are not a regulatory bond cost estimate) were estimated for inclusion in the Technical Report financial model. The closure cost associated with the Reward Project as envisaged in this Report are estimated at $9.4 M.

Capital Costs

Capital costs for the process and general and administration components were estimated by KCA. Costs for the mining components were provided by RESPEC and heap leach pad and pond costs by NewFields. The estimated costs are considered to have an accuracy of +/-15%.

The total Life of Mine (LOM) capital cost for the Reward Project is US$129.2 million, including US$7.4 million in working capital and initial fills not including reclamation and closure costs which have been estimated at US$9.4 million. Table 6 presents the capital requirements. A total contingency of US$6.9 million or 12.8% of the Total Direct Costs is included in this summary.

Table 6 Capital Cost Summary

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

Operating Costs

Table 7 presents the LOM operating cost requirements.

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

Table 7 Operating Cost Summary

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

Economic Analysis

Based on the estimated production parameters, capital costs, and operating costs, a cash flow model was prepared by KCA for the economic analysis. The project economics were evaluated using a discounted cash flow (DCF) method, which measures the Net Present Value (NPV) of future cash flow streams. All of the information used in this evaluation have been taken from work completed by KCA and other consultants working on the project as described in the Technical Report.

The economic model is based on the following assumptions:

●	The cash flow model is based on the mine production schedule from RESPEC.

●	The period of analysis is 12 years including one year of investment and pre-production, 8 years of ore stacking and production and three years of reclamation and closure.

●	Gold price of US$1,975/oz.

●	Processing rate of 5,479 tpd.

●	Gold recoveries as discussed in Section 13.

●	Capital and operating costs as developed in Section 21.

The project economics based on these criteria from the cash flow model are summarized in Table 8.

Table 8 Economic Analysis Summary

Economic Analysis
Internal Rate of Return (IRR), Pre-Tax	19.5%
Internal Rate of Return (IRR), After-Tax	16.6%
Average Annual Cashflow (Pre-Tax)	$18.6 M
NPV @ 5% (Pre-Tax)	$63.4 M
Average Annual Cashflow (After-Tax)	$17.1 M
NPV @ 5% (After-Tax)	$50.6 M
Pay-Back Period (Years based on After-Tax)	5.1 Years

Capital Costs
Initial Capital	$89.7 M
Working Capital & Initial Fills	$7.4 M
LOM Sustaining Capital	$32.1 M
Reclamation & Closure[2]	$9.5 M

Operating Costs (Average LOM)
Mining	$10.92 per ton
Processing & Support	$8.09 per ton
G&A	$2.88 per ton
Total Operating Cost	$21.88 per ton
All-in Sustaining Cost[1]	$1,328 per oz

Production Data
Life of Mine	7.6 Years
Total Tons to Crusher	15.05 M Tons
Grade Au (Avg.)	0.025 oz/t
Contained Au oz	369,692 Ounces
Average Annual Gold Production	38,675 Ounces
Total Gold Produced	292,057 Ounces

1	The “All in Sustaining Costs” include reclamation and closure

2	Includes mercury disposal fee of US$75,000

A sensitivity analysis was performed on the project economics. The results are presented in Table 9.

Table 1-7 Post-Tax Economic Results

				NPV at Specified Discount Rate
	Variation		IRR	0%		5%		10%
Gold Price, $/oz	$1,725	[1]	5.0%	$26.1	M	$0.0	M	$-17.0	M
	$1,800		8.6%	$45.6	M	$15.2	M	$-4.9	M
	$1,975		16.6%	$90.9	M	$50.6	M	$23.5	M
	$2,200		25.7%	$142.1	M	$91.0	M	$56.0	M
	$2,400		33.4%	$187.9	M	$126.9	M	$84.7	M
	$2,600		41.1%	$234.8	M	$163.5	M	$114.0	M

Capital Costs	$92.2	M	27.9%	$121.3	M	$78.9	M	$49.8	M
	$110.5	M	20.5%	$103.1	M	$61.9	M	$34.0	M
	$122.7	M	16.6%	$90.9	M	$50.6	M	$23.5	M
	$134.8	M	13.4%	$78.7	M	$39.3	M	$12.9	M
	$153.1	M	9.3%	$60.5	M	$22.4	M	$-2.9	M

Operating Costs	$247.0	M	30.4%	$173.3	M	$115.1	M	$75.0	M
	$296.4	M	22.3%	$123.8	M	$76.4	M	$44.1	M
	$329.4	M	16.6%	$90.9	M	$50.6	M	$23.5	M
	$362.3	M	10.8%	$58.0	M	$24.8	M	$2.8	M
	$411.7	M	1.7%	$8.6	M	$-13.8	M	$-28.1	M

1	This value is actually $1,725.423, this was presented to define the estimated “break even” gold value at a 5% discount rate.

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

2025 Reward Project Plans

Subject to funding, the Company’s focus in 2025 for exploration at the Reward Project is expanding the resource down-dip, and performing infill drilling where there are gaps in the current resource model.

Note Regarding Non-GAAP Financial Measures (Reward Project)

In this report, the Company has provided information prepared or calculated according to U.S. GAAP, as well as provided certain non-U.S. GAAP prospective financial performance measures. Because the non-U.S. GAAP performance measures do not have standardized meanings prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are limitations associated with the use of such non-U.S. GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of potential operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

The non-U.S. GAAP measures associated with All-In sustaining costs (“AISC”), Cash Operating Costs and Cash Costs, as defined below, and the resulting AISC per ounce metric are not, and are not intended to be, presentations in accordance with U.S. GAAP. These metrics represent costs and unit-cost measured related to the Reward Project.

The Company believes that these metrics help investors understand the economics of the Reward Project. The Company presents the non-U.S. GAAP financial measures for our Reward Project in the tables below. Actual U.S. GAAP results may vary from the amounts disclosed in this news release. Other companies may calculate these measures differently.

AISC and Respective Unit Cost Measure

AISC consists of Cash Costs (as described below), plus sustaining capital costs. The sum of these costs is divided by the corresponding payable gold ounces to determine the per ounce metric stated in this press release above.

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

The following tables demonstrate the calculation of Cash Operating Costs, Cash Costs, AISC, and related AISC unit-cost metric as presented in this report:

	Units	Life of Mine
Payable Gold	koz	291.21
Total Operating Costs	US$ millions	$329.39
Refining & Transportation Charge	US$ millions	$0.62
Total Operating Costs & Refining & Transportation Charge	US$ millions	$330.01
Royalty Payable	US$ millions	$15.21
Total Operating Costs, Refining & Royalties¹	US$ millions	$345.22

Cash Cost per ounce¹	US$/oz	$1,185

Sustaining Capital and Reclamation & Closure	US$ millions	$41.57
All-In-Sustaining Costs	US$ millions	$386.79

AISC per ounce	US$/oz	$1,328

	Units	Life of Mine
Payable Gold	koz	291.21
Mining Costs	US$ millions	$164.33
Processing Costs	US$ millions	$121.77
Site General and Administrative Costs	US$ millions	$43.29
Total Operating Costs	US$ millions	$329.39
Refining & Transportation Charge	US$ millions	$0.62
Total Operating Costs & Refining & Transportation Charge	US$ millions	$330.01
Royalty Payable	US$ millions	$15.21
Total Operating Costs, Refining & Royalties¹	US$ millions	$345.22

1. Cash Cost = Total Operating Costs & Refining & Transportation Charge + Royalty Payable

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

As at March 17, 2025, there were 85,929,753 Common Shares issued and outstanding, and the Company had approximately 85 shareholders of record. On March 17, 2025, the closing price of the shares of common stock as reported by the Toronto Stock Exchange was C$1.01 and as quoted on OTCQB was $0.75.

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

On February 22, 2021, the Company’s Board of Directors approved a new stock option plan (the “Plan”). The aggregate number of shares of common stock of the Company (a “Share”) that may be reserved for issuance pursuant to the Plan shall not exceed 10% of the number of Shares issued and outstanding from time to time. The Company granted 5,825,000 options to officers, directors and employees of the Company in February 2021, 500,000 on August 30, 2021, 350,000 options on June 9, 2022, 100,000 options on August 8, 2022, 2,800,000 options on April 16, 2024 and 200,000 options on August 13, 2024, with 7,170,002 outstanding as of December 31, 2024.

The following table sets forth equity compensation plan information as of December 31, 2024.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (column a)	Weighted- Average Exercise Price of Outstanding Options (column b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	225,002	$0.87	0
Equity compensation plans approved by security holders	6,945,000	$1.13	4,507,502
Total	7,170,002	$1.12	4,507,502

Note: C$ converted to US$ based on an exchange rate of C$1.00/US$0.70.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2024, and 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See section heading “Cautionary Note Regarding Forward-Looking Statements” above.

Results of Operations

Twelve Months Ended December 31, 2024 Compared to December 31, 2023

	Twelve Months Ended
	12/31/24	12/31/23
Operating expenses
General and administrative	$2,131,043	$4,143,352
Lease expense	21,000	21,000
Exploration, evaluation and project expense	1,870,814	2,686,656
Accretion expense	240,688	111,548
Depreciation expense	44,057	44,057
Total operating expenses	4,307,602	7,006,613

Net operating loss	(4,307,602)	(7,006,613)

Revaluation of warrant liability	746,651	16,267,187
Interest expense	(3,024,636)	(2,550,557)
Foreign currency exchange loss	(2,037)	(52,007)
Net income (loss) and comprehensive income (loss)	$(6,587,624)	$6,658,010

For the twelve months ending December 31, 2024, the Company decreased general and administrative expenses by approximately $2,012,000. The change was due to the following year over year variances:

Twelve months ending	12/31/2024	12/31/2023	Variance
Accounting fees	$245,000	$593,000	$(348,000)
Legal and other professional fees	320,000	1,101,000	(781,000)
Marketing expense	10,000	28,000	(18,000)
Payroll	451,000	642,000	(191,000)
Corporate expenses & rent	188,000	210,000	(22,000)
Share based compensation	750,000	1,266,000	(516,000)
Insurance	111,000	139,000	(28,000)
Stock exchange fees	67,000	88,000	(21,000)
Other general expenses	(11,000)	76,000	(87,000)
Total	$2,131,000	$4,143,000	$(2,012,000)

●	Accounting and legal fees decrease resulted from higher costs for review procedures along with additional consulting fees needed for required regulatory filings and tax compliance in 2023. Management believes the decreased costs will continue in future fiscal periods.

●	Marketing expenses were lower as 2023 had additional amounts that were used for company and shareholder awareness projects.

●	The majority of payroll and corporate expenses was from the Company’s agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC Canada. In addition, 2023 is the first year the Company had full time employees located at the project’s site. Employees that resigned in 2024 have not been replaced. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share-based compensation for 2023.

For the twelve months ending December 31, 2024, the Company decreased exploration and evaluations expenses by approximately $816,000. The change was due to the following year over year variances:

Twelve months ending	12/31/2024	12/31/2024	Variance
Drilling	$0	$0	$0
Consultants/Contractors	583,000	952,000	(369,000)
Supplies and equipment	285,000	301,000	(16,000)
Overhead and payroll	722,000	1,179,000	(457,000)
Permits and fees	251,000	221,000	30,000
Other	30,000	34,000	(4,000)
Total	$1,871,000	$2,687,000	$(816,000)

For the twelve months ended December 31, 2024, the Company continued with development and compliance activities for the Reward and Bullfrog Projects. During the year, environmental baseline studies, compliance reporting, and preparation of a feasibility level technical report for the CR Reward project were advanced.  Additionally, the authorized extension and realignment of the desert tortoise fence needed for pit development and operations was completed.

The revaluation of the warrant liability is based on the 3,362,573 warrants issued in January 2023 with an exercise price of C$2.30

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

As compensation in connection to the Offering, the Company paid the Underwriters cash compensation equal to 5.0% of the aggregate gross proceeds of the Offering and issued to the Underwriters 336,257 common stock purchase warrants (the “Compensation Warrants”). Each Compensation Warrant was exercisable for one share of common stock (each, a “Compensation Warrant Share”) for a period of 12 months following the closing of the Offering at a price of C$1.71 per Compensation Warrant Share.

Liquidity

As of December 31, 2024, the Company had total liquidity of $315,000 in cash and cash equivalents. The Company had negative working capital of $34,000,000 and an accumulated deficit of $40,000,000. For the twelve months ended December 31, 2024, the Company had negative operating cash flows before changes in working capital of $6,300,000 and a net loss of $6,600,000.

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

As of December 31, 2024, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of December 31, 2024, and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$88,000	$205,000	$50,000	$600,000	$943,000
Royalty	$60,400	$197,200	$147,300	$791,500	$1,196,400

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

With respect to the fiscal year ending December 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013 and determined that our internal controls over financial reporting are effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Richard Warke	65	Executive Chairman
John Boehner	75	Director
Daniel Earle	44	Director
Lenard Boggio	70	Director
Donald R. Taylor	68	President, Chief Executive Officer, Director
Ty Minnick	54	Interim Chief Financial Officer
Purni Parikh	55	Senior Vice President, Corporate Affairs and Corporate Secretary
Johnny Pappas	65	Vice President, Environmental & Permitting
Tom Ladner	35	General Counsel

Richard Warke (appointed January 7, 2021)

Executive Chairman

Richard Warke is an international business executive with more than 35 years of experience in the international resource sector. In 2005, Mr. Warke founded the Augusta Group of Companies which has an unrivaled track record of value creation in the mining sector.

From 2006 and until 2018 Augusta founded, managed, and funded three world class mineral discoveries. Ventana Gold discovered the La Bodega gold deposit in Colombia, now reported to host over 10Moz of gold, Augusta sold the company for $1.3B in 2011. Augusta Resource advanced the Rosemont copper project in Arizona through drilling, feasibility and permitting to become one of the largest copper deposits in United States, it was sold for $667M in 2014. Arizona Mining discovered the Taylor deposit and grew the Hermosa-Taylor deposit into one of the top five primary zinc deposits globally, largest in United States, prior to its sale for $2.1B in 2018.

Currently, Augusta Group is comprised of private businesses and public companies that currently includes Titan Mining Corporation, Augusta Gold Corp. and Highlander Silver Corp. Titan Mining operates a zinc mine in New York State, Augusta Gold is exploring for a gold mine in a prolific mining district in Nevada, and Highlander Silver which is advancing a portfolio of silver exploration and development assets in the Americas, including the bonanza grade San Luis gold-silver project that is located adjacent to the Pierina mine in Central Peru..

In addition, in 2017 Mr. Warke co-founded Equinox Gold which has now become a mid-tier gold producer and one of the fastest growing gold companies in the Americas growing to over a $3.5B market cap with mines in Canada, US, Mexico and Brazil.

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

Daniel Earle (appointed October 26, 2020)

Director

Daniel Earle has over 20 years of experience in the mining sector and capital markets. Mr. Earle is current the President and CEO of Highlander Silver Corp. Prior to joining Highlander Silver Corp. in 2025, he served as the President and CEO of Solaris Resources where he led an award-winning team credited with revitalizing a dormant copper discovery in Ecuador and launching it into a secular bull market for copper. Solaris delivered rapid socioeconomic development and returns for its shareholders by advancing its flagship project to the development stage and growing it to ten-times its original size. Prior to joining Solaris in 2019, Mr. Earle was a Vice President and Director at TD Securities, covering the mining sector for more than 12 years. Mr. Earle is a graduate and scholar of the Lassonde Mineral Engineering Program at the University of Toronto.

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

Ty Minnick, CPA

Interim CFO

Ty Minnick has been working with Augusta Gold Corp. as a consultant, (formerly, Bullfrog Gold Corp.), and was its Chief Financial Officer from 2011 until October 2020. Mr. Minnick also serves as the Chief Financial Officer of Athena Gold Corp since May 2021 and has 13 years of experience in the mining industry. Since December 2018, Mr. Minnick has acted as a Certified Public Accountant (1993) with Grand Mesa CPAs, LLC.

Purni Parikh

Senior Vice President, Corporate Affairs and Corporate Secretary

Purni Parikh has over 25 years of public company experience in the mining sector including corporate affairs and finance, legal and regulatory administration, and governance. Ms. Parikh joined Augusta Gold in October, 2020. She is President of the Augusta Group of Companies, and Senior Vice President, Corporate Affairs of Highlander Silver Corp. and Titan Mining Corporation. Ms. Parikh was previously Senior Vice President, Corporate Affairs and Corporate Secretary of Solaris Resources Inc., Arizona Mining Inc. and Newcastle Gold Ltd., and Vice President, Corporate Secretary Augusta Resource Corporation and Ventana Gold Corp. prior to their acquisition. Ms. Parikh obtained a Certificate in Business from the University of Toronto and a Gemology degree. She holds the ICD.D designation from the Institute of Corporate Directors, and has worked extensively with boards.

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

Tom Ladner

General Counsel

Tom Ladner is General Counsel for the Augusta Gold Corp. and the Augusta Group of Companies, including Highlander Silver Corp. and Titan Mining Corporation. Mr. Ladner was most recently Vice President Legal at Solaris Resources Inc., where he held that role since 2020. Prior to joining the Augusta Group, Mr. Ladner practiced law in the Securities and Capital Markets group of a major Canadian law firm. Mr. Ladner has advised on multiple M&A transactions valued in excess of C$1B and more than 30 public market financing transactions with an aggregate value of more than C$1B. In 2024, Mr. Ladner was a finalist for both the Western Canada General Counsel Awards and the Canadian General Counsel Awards “Tomorrow’s Leader Award.” Mr. Ladner is also on the strategic advisory board of Eloro Resources Ltd. Mr. Ladner has his Honors in Business Administration (with distinction) from the Richard Ivey School of Business and his Juris Doctor from Western University.

Number and Terms of Office of Officers and Directors

The number of directors is established by the Board of Directors. Our Board currently consists of five directors. Each elected director will serve until the Company’s next annual meeting of shareholders and until a successor is elected and qualified.

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

Mr. Warke is the sole officer and director of Augusta Investments Inc. (“Augusta Investments”), the Company’s largest stockholder. On October 26, 2020, the Company closed a private placement of units with Augusta Investments pursuant to which Augusta Investments gained control of the Company. Upon gaining control Augusta Investments recommended for appointment Daniel Earle and Donald Taylor as directors of the Company and Michael McClelland and Johnny Pappas as officers of the Company. Subsequently, Augusta Investments recommended for appointment directors and also recommended for appointment Purni Parikh and Tom Ladner as officers of the Company and Mr. Warke as the Executive Chairman of the Company. Mr. Warke’s ownership of the Company is set out in Item 12 below.

On March 27, 2024, the Board of Directors appointed Tyler Minnick to act as Interim Chief Financial Officer of the Company effective April 1, 2024.

Family Relationships

None of our directors or executive officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Other Directorships

Other than John Boehner who is a director of SK Growth Opportunities Corporation, Lenard Boggio who is a director of Equinox Gold Corp., none of the directors of Augusta Gold are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

Based solely on a review of the reports received by the SEC, the Company believes that, during the fiscal year ended December 31, 2024, the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that one Form 4 reporting one transaction for Richard Warke was late.

Code of Business Conduct and Ethics

The Company has a code of business conduct and ethics that applies to our directors, officers, employees, consultants, contractors, subcontractors and other agents of the Company. Our code of business conduct and ethics is available at our website which is located at www.augustagold.com. We will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of three directors, Lenard Boggio, Daniel Earle and John Boehner, each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide). Lenard Boggio satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K.

Director Nomination Procedures

The Company has a Nominating and Corporate Governance Committee and approved a charter for the committee. The charter can be found on our website at www.augustagold.com.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers consisting of our Executive Chairman, Chief Executive Officer, Chief Financial Officer, Interim Chief Financial Officer, and VP Environmental Permitting.

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary(2)	Bonus(3)	Awards(1)	Awards(1)	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Warke,	2024	$255,512	--	--	$293,292	--	--	--	$548,804
Executive Chairman	2023	$259,317	--	--	--	--	--	--	$259,317

Donald Taylor,	2024	$250,000		--	$293,292	--	--	--	$543,292
Chief Executive Officer	2023	$250,000	$87,500	--	--	--	--	--	$337,500

Michael McClelland ,	2024	$23,521	--	--	--	--	--	--	$23,521
Chief Financial Officer(4)	2023	$152,812	$26,627	--	--	--	--	--	$179,439

Ty Minnick,	2024	$57,625	--	--	$52,200	--	--	--	$109,825
Interim Chief Financial Officer	2023	--	--	--	--	--	--	--	$0

Johnny Pappas,	2024	$200,000	--	--	$67,680	--	--	--	$267,680
VP Environmental & Permitting	2023	$200,000	--	--	--	--	--	--	$200,000

(1)	Represents the aggregate grant date fair value computed in accordance with FASB 123.

(2)	Messrs Warke and McClelland were paid in C$ and translated into US$ using the average 2024 and 2023 exchange rate per Bank of Canada of 1.3698 and 1.3497, respectively. Payments made by the Company to Mr. Warke were to Augusta Capital Corporation, a private company 100% beneficially held by Mr. Warke.

(3)	2023 bonus paid in the first quarter of 2024, 2024 bonus payable in 2025.

Consulting Agreements

The Company has entered into a consulting agreement with Augusta Capital Corporation, a private company 100% beneficially held by Mr. Warke, Chairman of the Company. Under the terms of the agreement, Augusta Capital Corporation is paid a monthly rate of C$29,167 and is eligible for an annual success fee of C$245,000 at the discretion of the Board. In the event of a change of control, Augusta Capital Corporation shall be paid a success fee of C$1,785,000. The agreement went into effect January 1, 2021 and remains in effect until terminated.

Employment Agreements

Donald Taylor and Johnny Pappas

The Company has entered into an employment or letter agreement with each of Mr. Taylor and Mr. Pappas for an indefinite term. Each agreement provides for a base salary (as may be adjusted annually), a bonus, grant of Options, vacation time and various standard benefits including life, disability, medical, dental and reimbursement of reasonable expenses. Where applicable, the payment of a bonus is tied to corporate, operational and individual performance and the grant of Options are at the discretion of the Board. Bonuses are paid at the discretion of the Compensation Committee and the Board. Refer to the Summary Compensation Table above for compensation paid to, earned by or accrued for each of Mr. Taylor and Mr. Pappas for fiscal year ended December 31, 2024.

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

Outstanding equity awards at year end December 31, 2024

The following table sets forth the stock options granted to our named executive officers as of December 31, 2024. No stock appreciation rights have been awarded.

	Option Awards					Stock Awards
	Number of	Number of				Number of
	Securities	Securities				Shares or
	Underlying	Underlying				Units of
	Unexercised	Unexercised	Option		Name	Stock
	Options:	Options:	Exercise		Option	that Have
	(#)	(#)	Price		Expiration	Not
Name	Exercisable	Unexercisable	($)		Date	Vested (#)
Richard Warke	533,333	266,667	CAD	2.00	2/22/2026	--
Richard Warke	--	650,000	CAD	1.11	4/16/2029	--
Donald Taylor	350,000	--	CAD	2.00	2/22/2026	--
Donald Taylor	333,333	166,667	CAD	2.00	8/30/2026	--
Donald Taylor	--	650,000	CAD	1.11	4/16/2029	--
Johnny Pappas	233,333	116,667	CAD	2.00	2/22/2026	--
Johnny Pappas	--	150,000	CAD	1.11	4/16/2029	--
Ty Minnick	--	200,000	CAD	1.11	8/13/2029	--
Ty Minnick	83,334	--	USD	0.82	11/30/2027	--
Ty Minnick	58,334	--	USD	0.66	1/6/2030	--
Ty Minnick	83,334	--	USD	1.10	8/3/2030	--

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)*	Option Awards ($)		All Other Compensation ($)	Total ($)
John Boehner	--	--	CAD	65,556	--	CAD	65,556
Daniel Earle	--	--	CAD	65,556	--	CAD	65,556
Lenard Boggio	--	--	CAD	65,556	--	CAD	65,556

*	Represents the aggregate grant date fair value computed in accordance with FASB 123.

Compensation of Directors

Directors that were also executive officers received no monetary compensation for serving as a Director. Non-executive directors are granted non-qualified stock options as compensation. Such stock option awards are determined at the sole discretion of the Company’s Compensation Committee.

Insider Trading Policy

The Company has adopted an insider trading policy that is reasonably designed to promote compliance with insider trading laws, rules, regulations and listing standards. The policy governs the purchase, sale and other dispositions of the Company’s securities by the Company’s directors, officers and employees or the Company itself.

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

Executive Officers and Directors

Name and Address	Shares Owned	Percentage
Richard Warke (1) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	26,480,055	30.4%

Don Taylor (2) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	1,573,334	1.8%

John Boehner (3) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	500,000	0.6%

Lenard Boggio (4) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	542,222	0.	6%

Daniel Earle (5) Suite 2915, 181 Bay St Toronto, ON M5J 2T3	1,391,800	1.6%

Ty Minnick (6) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	300,836	0.3%

Purni Parikh (7) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	741,667	0.9%

Johnny Pappas (8) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	460,000	0.5%

Tom Ladner (9) Suite 555 - 999 Canada Place Vancouver, BC V6C 3E1	303,333	0.4%

All executive officers and directors as a group (9 persons)	32,293,247	35.2%

Other 5% or Greater Stockholders (Common Stock)

Name and Address	Shares Owned	Percentage
Barrick Gold Corporation Brookfield Place TD Canada Trust Tower 161 Bay Street, Suite 3700, Toronto, ON M5J 2S1	9,100,000	10.6%

The Beling Family Trust David Beling, Trustee 897 Quail Run Drive Grand Junction, CO 81505	4,693,701	5.5%

(1)	Includes the following: 1,016,667 options that are vested or vesting within 60 days, 25,463,388 shares of Common Stock, of which all of the shares of Common Stock are held by Augusta Investments Inc., a company wholly owned by Mr. Warke.

(2)	Includes the following: 300,000 warrants, 1,066,667 options that are vested or vesting within 60 days and 206,667 shares of Common Stock.

(3)	Includes the following: 500,000 options that are vested or vesting within 60 days .

(4)	Includes the following: 500,000 options that are vested or vesting within 60 days and 42,222 shares of Common Stock.

(5)	Includes the following: 500,000 options that are vested or vesting within 60 days and 891,800 shares of Common Stock, of which 561,800 shares of Common Stock are held by 2210637 Ontario Ltd., a company wholly owned by Mr. Earle.

(6)	Includes the following: 225,002 options that are vested or vesting within 60 days and 75,834 shares of Common Stock.

(7)	Includes the following: 525,000 options that are vested or vesting within 60 days and 216,667 shares of Common Stock, of which 166,667 shares of Common Stock are held by Lions Gate Holdings Inc.

(8)	Includes the following: 400,000 options that are vested or vesting within 60 days and 60,000 shares of Common Stock.

(9)	Includes the following: 233,000 options that are vested or vesting within 60 days and 70,000 shares of Common Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See Note 5 to the financial statements filed herewith for detailed disclosure of the Company’s related party transactions.

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

Director Independence

We currently have five directors serving on our Board of Directors. We are not listed on a national securities exchange, but for purposes of this disclosure we have selected the independence requirements of the NYSE American LLC. Using the definition of independence set forth in the rules of the NYSE American, John Boehner, Lenard Boggio, and Daniel Earle would be considered independent directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2024, the fees billed by Davidson & Company LLP, our principal accountant, to us for totaled $113,972 for services rendered for the review of the financial statements included in the 2024 quarterly reports on Form 10-Q filed with the SEC and for the audit of the 2023 annual financial statements.

Audit-Related Fees

For the fiscal years ended December 31, 2024, and 2023, there were no fees billed to us by our principal accountant for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal year ended December 31, 2024, there were $28,109 tax fees billed to us by our principal accountant for the 2023 tax return. For the fiscal year ended December 31, 2023, there were $34,315 tax fees billed to us by our principal accountant for the 2022 tax return.

All Other Fees

For the fiscal year ended December 31, 2024, there were no additional fees billed to us by our principal accountant for services other than services described above, and $3,543 for the year ended December 31, 2023.

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

Date: March 17, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Tyler Minnick
		Name:	Tyler Minnick
		Title:	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

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

SIGNATURE	TITLE	DATE

/s/ Donald R. Taylor	President and Chief Executive Officer	March 17, 2025
Donald R. Taylor	(Principal Executive Officer)

/s/ Tyler Minnick	Interim Chief Financial Officer	March 17, 2025
Tyler Minnick	(Interim Principal Financial and Accounting Officer)

/s/ Richard Warke	Executive Chairman	March 17, 2025
Richard Warke

/s/ John Boehner	Director	March 17, 2025
John Boehner

/s/ Daniel Earle	Director	March 17, 2025
Daniel Earle

/s/ Donald R. Taylor	Director	March 17, 2025
Donald R. Taylor

/s/ Lenard Boggio	Director	March 17, 2025
Lenard Boggio

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated as of September 30, 2011, by and among Bullfrog Gold Corp., Standard Gold Corp. and Bullfrog Gold Acquisition Corp.
2.2(1)	Certificate of Merger, dated September 30, 2011 merging Bullfrog Gold Acquisition Corp. with and into Standard Gold Corp.
2.3(23)	Agreement and Plan of Merger dated as of September 6, 2023, by and between the Company and Augusta Gold Corp., a Delaware corporation
2.4(24)	Certificate of Ownership and Merger filed October 10, 2023
2.5(24)	Articles of Merger filed October 10, 2023
3.1(24)	Articles of Incorporation
3.2(24)	Bylaws
4.1(33)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3(10)	Form of Warrant
4.4(14)	Form of Warrant
4.5(17)	Form of Warrant
4.6(22)	Form of Warrant Indenture
4.7(22)	Form of Compensation Warrant
4.8(25)	Form of Warrant
10.1(3)	Form of Directors and Officers Indemnification Agreement
10.2(3)	Bullfrog Gold Corp. 2011 Equity Incentive Plan
10.3(3)	Form of 2011 Incentive Stock Option Agreement
10.4(3)	Form of 2011 Non-Qualified Stock Option Agreement
10.5(1)	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp and Aurum National Holdings Ltd
10.6(1)	Amended and Restated Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Standard Gold Corp, Bullfrog Holdings, Inc. and NPX Metals, Inc.
10.7(1)	Option to Purchase and Royalty Agreement between Standard Gold Corp. and Southwest Exploration, Inc.
10.8(1)	Employment Agreement between the Company and Mr. David Beling***
10.9(5)	Option Agreement dated March 23, 2015
10.10(8)	Form of Warrant
10.11(9)	2017 Equity Incentive Plan***
10.12(11)	2021 Stock Option Plan***
10.13(12)	Term Sheet
10.14(12)	Letter Agreement Mineral Lease and Option to Purchase
10.15(13)	Amendment to Letter Agreement
10.16(13)	Second Amendment to Letter Agreement
10.17(14)	Membership Interest Purchase Agreement
10.18(15)	Form of Indemnity Agreement
10.19(15)	Form of Royalty Deed
10.20(15)	Form of Investor Rights Agreement
10.21(18)	Stock Option Plan***
10.22(19)	Membership Interest Purchase Agreement dated April 21, 2022
10.23(20)	Deed of Trust
10.24(21)	Secured Promissory Note Purchase Agreement
10.25(21)	Secured Promissory Note
10.26(21)	Security Agreement
10.27(26)	Amendment Number One to Secured Promissory Noted dated September 13, 2023
10.28(27)	Amendment Number Two to Secured Promissory Note dated December 13, 2023
10.29(25)	Unsecured Promissory Note Purchase Agreement dated February 26, 2024
10.30(25)	Unsecured Promissory Note dated February 26, 2024
10.31(31)	Amendment Number One, dated December 27, 2024, to the Unsecured Promissory Note dated February 26, 2024
10.32(28)	Amendment Number One to Secured Promissory Note Purchase Agreement dated March 27, 2024
10.33(28)	Amended and Restated Promissory Note dated March 27, 2024
10.34(29)	Amendment Number One dated June 28, 2024, to the Amended and Restated Note dated March 27, 2024
10.35(30)	Amendment Number Two, dated September 30, 2024, to the Amended and Restated Note dated March 27, 2024

10.36(31)	Amendment Number Three, dated December 27, 2024,to the Amended and Restated Note dated March 27, 2024
10.37(28)	Amended and Restated Guarantee and Security Agreement dated March 27, 2024
10.38(28)	Form of Deed of Trust
19*	Insider Trading Policy
21(3)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1(32)**	Technical Report Summary - Feasibility Study with an effective date of September 3, 2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith.

***	Indicates management contract or compensatory arrangement.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 18, 2012.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2011

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2011.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2012.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2015.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2017.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2017.

(10)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC January 21, 2020.

(11)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC February 26, 2021.

(12)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC September 11, 2020.

(13)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 9, 2020.

(14)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 15, 2020.

(15)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC October 29, 2020.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2023

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023

(28)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 28, 2024

(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on August 5, 2024

(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2024

(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 31, 2024

(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on September 20, 2024

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024

AUGUSTA GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Augusta Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Augusta Gold Corp. (the “Company”), as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Augusta Gold Corp. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net working capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assessment of Impairment Indicators of Mineral Properties

As described in Note 2 to the financial statements, the carrying amount of the Company’s Mineral Properties was $58,468,673 as of December 31, 2024. As more fully described in Note 1 to the financial statements, management assesses Mineral Properties for indicators of impairment at each reporting period.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

●	Evaluating management’s assessment of impairment indicators.

●	Evaluating the intent for the Mineral Properties through discussion and communication with management.

●	Evaluating the mining stage to determine the accounting treatment and whether an impairment test is required.

●	Reviewing the Company’s recent expenditure activity and its ability to fund future exploration and development;

●	Obtaining, on a test basis through government websites, confirmation of title to ensure mineral rights underlying the Mineral Properties are in good standing.

Asset Retirement Obligation (“ARO”)

As described in Note 1 to the consolidated financial statements, the carrying amount of the Company’s ARO was $2,721,138 as of December 31, 2024.

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

March 17, 2025

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND DECEMBER 31, 2023

(Expressed in US dollars)

Assets	12/31/24	12/31/23

Current assets
Cash	$315,001	$300,734
Prepaid	38,946	55,999
Deposits	0	7,028
Total current assets	353,947	363,761

Other assets
Equipment, net	1,000,335	1,044,392
Reclamation bonds	1,115,813	1,115,813
Mineral properties, net	58,468,673	58,992,286
Total other assets	60,584,821	61,152,491

Total assets	$60,938,768	$61,516,252

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$1,754,491	$1,411,439
Note payable and accrued interest - related party	31,418,516	25,393,879
Warrant liability	0	692,949
Asset retirement obligation	1,117,000	110,700
Total current liabilities	34,290,007	27,608,967

Long term liabilities
Asset retirement obligation, net of current	1,604,138	2,971,097
Warrant liability, net of current	364,056	417,758
Total long term liabilities	1,968,194	3,388,855

Total liabilities	36,258,201	30,997,822

Stockholders’ equity
Preferred stock,250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 12/31/24 and 12/31/23	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 12/31/24 and 12/31/23	0	0
Common stock, 750,000,000 shares authorized, $0.0001 par value; 85,929,753 shares issued and outstanding as of 12/31/24 and 12/31/23	8,593	8,593
Additional paid in capital	64,495,341	63,745,580
Accumulated deficit	(39,823,367)	(33,235,743)

Total stockholders’ equity	24,680,567	30,518,430

Total liabilities and stockholders’ equity	$60,938,768	$61,516,252

Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in US dollars)

	Twelve Months Ended
	12/31/24	12/31/23
Operating expenses
General and administrative	$2,131,043	$4,143,352
Lease expense	21,000	21,000
Exploration, evaluation and project expense	1,870,814	2,686,656
Accretion expense	240,688	111,548
Depreciation expense	44,057	44,057
Total operating expenses	4,307,602	7,006,613

Net operating loss	(4,307,602)	(7,006,613)

Revaluation of warrant liability	746,651	16,267,187
Interest expense	(3,024,636)	(2,550,557)
Foreign currency exchange loss	(2,037)	(52,007)
Net income (loss) and comprehensive income (loss)	$(6,587,624)	$6,658,010

Weighted average common shares outstanding – basic	85,929,753	85,561,252
Weighted average common shares outstanding – diluted	85,929,753	85,682,086

Earnings (loss) per common share – basic	$(0.08)	$0.08
Earnings (loss) per common share – diluted	$(0.08)	$0.08

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in US dollars)

	Common				Total
	Stock		Additional		Stockholders’
	Shares	Common	Paid In	Accumulated	Equity
	Issued	Stock	Capital	Deficit	(Deficit)

December 31, 2022	79,204,606	$7,920	$56,375,344	($39,893,753)	$16,489,511
Stock based compensation	0	0	1,265,971	0	1,265,971
Placement - January	6,725,147	673	7,866,753	0	7,867,426
Warrant liability	0	0	(1,762,488)	0	(1,762,488)
Net income	0	0	0	6,658,010	6,658,010
December 31, 2023	85,929,753	$8,593	$63,745,580	($33,235,743)	$30,518,430

Stock based compensation	0	0	749,761	0	749,761
Net loss	0	0	0	(6,587,624)	(6,587,624)
December 31, 2024	85,929,753	8,593	64,495,341	(39,823,367)	24,680,567

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in US dollars)

	Twelve Months Ended
	12/31/24	12/31/23

Cash flows from operating activities
Net income (loss)	$(6,587,624)	$6,658,010
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	240,688	111,548
Depreciation expense	44,057	44,057
Revaluation of warrant liability	(746,651)	(16,267,187)
Share based compensation	749,761	1,265,971
Change in operating assets and liabilities:
Prepaid expenses	17,053	100,960
Deferred stock issuance costs	0	121,424
Debt issuance costs	167,437	53,152
Deposits	7,028	0
Accounts payable	343,052	(1,285,926)
Accrued interest	2,857,200	2,497,404
Asset retirement obligation	(77,734)	155,814

Net cash used in operating activities	(2,985,733)	(6,544,773)

Cash flows from investing activity
Acquisition of mineral properties	0	(238,919)

Net cash used in investing activities	0	(238,919)

Cash flows from financing activities
Proceeds from private placement of stock	0	8,568,651
Proceeds from note payable - related party	3,000,000	0
Share issuance costs	0	(701,225)
Increase in surety bond collateral	0	(1,115,813)

Net cash provided by financing activities	3,000,000	6,751,613

Net increase (decrease) in cash	14,267	(32,079)

Cash, beginning of period	300,734	332,813

Cash, end of period	$315,001	$300,734
	0
Noncash investing and financing activities
Interest and taxes paid	$5,479,941	$15,446
Change in ARO estimate	$523,613	$215,098
Warrant liability from units placement	$0	$1,762,488

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Augusta Gold Corp. (the “Company”) is an exploration stage issuer engaged in the acquisition and exploration of properties that may contain gold, silver, and other metals in the United States. The Company’s target properties are those that have been the subject of historical exploration. The Company owns, controls or has acquired mineral rights on patented claims and federal unpatented claims in the state of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company plans to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

Going Concern and Management’s Plans

As at December 31, 2024, the Company has a working capital deficiency of approximately $34,000,000. The Company expects to continue to obtain necessary funds primarily through additional debt, the issuance of common shares, or a strategic alternative. While the Company has been successful in securing financing to date, there can be no assurances that additional debt, future equity financing, or strategic alternatives will be available on acceptable terms to the Company or at all. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On December 31, 2024, the Company’s cash balance was approximately $315,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in income for the period.

Leases

The Company has adopted Financial Accounting Standards Board (FASB) ASU 2016-02, Leases (Topic 842), for reporting leases. For leases of 12 months or less, the Company has elected to apply the short-term lease exemption permitted by ASC 842. For leases with a lease term greater than one year, the Company recognizes a lease asset for its right to use the underlying leased asset and a lease liability for the corresponding lease obligation

Mineral Property Acquisition and Exploration Costs

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,908,470 at the Bullfrog Project and $812,668 at the Reward Project. During the period ended December 31, 2024, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

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

Period end	12/31/2024	12/31/2023
Balance, beginning of period	$3,081,797	$2,814,435
Accretion	240,688	111,548
Costs applied to ARO balance	(77,734)	(59,285)
Change in estimates	(523,613)	215,099
Balance, end of period (current)	$1,117,000	$110,700
Balance, end of period (long term)	$1,604,138	$2,971,097
Life of mine - Bullfrog Project	2031	2031
Life of mine - Reward Project	2029	2029
Discount rate	11.5%	3.9%
Inflation rate (average)	2.1%	2.2%

At December 31, 2024, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 11.5% and a total undiscounted amount for the estimated future cash flows is $2,246,820 at the Bullfrog Project and $1,256,067 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,286,611 and $1,161,725 respectively.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2024, and December 31, 2023. The tax returns are generally open for IRS examination for three years from the date the return was filed or the due date of the return, whichever is later.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Twelve Months Ended
	12/31/2024	12/31/2023
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(6,587,624)	$6,658,010
Basic weighted average shares outstanding	85,929,753	85,561,252
Assumed conversion of dilutive shares	0	120,835
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	85,682,086
Basic earnings (loss) per common share	$(0.08)	$0.08
Diluted earnings (loss) per common share	$(0.08)	$0.08

Certain options and warrants were excluded in the diluted weighted average shares calculation because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares as of December 31, 2023:

December 31, 2023	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	58,334	4,951,668	5,010,002
Warrants	0	34,701,615	34,701,615
Total	58,334	39,653,283	39,711,617

All “in-the-money” options and warrants were excluded in the diluted weighted average shares calculation because there was a net loss for the year ended December 31, 2024.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company adopted ASU 2023-07 effective as of December 31, 2024, and the segment disclosures in Note 8 are reflective of that adoption.

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improve the transparency of disclosures related to the income tax rate reconciliation and income taxes paid. The amendments are effective for the Company in fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the guidance and its impact to the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires all public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments are effective for the Company in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 27, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the guidance and its impact to the financial statements.

NOTE 2 - MINERAL PROPERTIES

	Mineral properties	Equipment	Land improvements	Total
Cost
As of December 31, 2022	$58,962,286	$161,326	$1,015,869	$60,139,481
Additions	30,000	0	0	30,000
As of December 31, 2023	58,992,286	161,326	1,015,869	60,169,481
Change in ARO estimate	(523,613)	0	0	(523,613)
Additions	0	0	0	0
As of December 31, 2024	$58,468,673	$161,326	$1,015,869	$59,645,868

Accumulated depreciation
As of December 31, 2022	$0	$65,162	$23,584	$88,746
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2023	0	97,427	35,376	132,803
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2024	$0	$129,692	$47,168	$176,860

Net book value on December 31, 2024	$58,468,673	$31,634	$968,701	$59,469,008

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

The Company did not issue common shares for the twelve months ended December 31, 2024.

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

As of December 31, 2024 and 2023, there were no Preferred Stock shares outstanding.

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

The Company recognized share-based compensation expense related to stock options of $749,761 and $1,265,971 for the twelve months ended December 31, 2024, and 2023, respectively. The options are vested based on years of service, with options vesting between immediately and three years.

The Black Scholes option pricing model was used to estimate the aggregate fair value of the options with the following inputs:

Options	Exercise Price		Expected Life	Volatility	Risk Free Interest Rate
2,800,000	C$	1.11	3.3 years	75.9%	4.8%
200,000	C$	1.11	3.5 years	72.4%	3.8%

Stock Option Activity

A summary of the stock options as of December 31, 2024, and 2023, and changes during the years ended are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2022	5,200,002		$1.56	3.45	$57,468
Exercised	0		0	0	0
Issued	0		0	0	0
Canceled	(190,000)	C$	2.02	0	0
Balance at December 31, 2023	5,010,002		$1.48	2.43	0
Exercised	0		0	0	0
Issued	3,000,000	C$	1.11	0	0
Canceled	(840,000)	C$	1.93	0	0
Balance at December 31, 2024	7,170,002		$1.12	2.58	$366,342
Options exercisable at December 31, 2024	4,545,002		$1.89	1.57	$55,149

Warrant Activity

Total outstanding warrants of 3,662,573 as of December 31, 2024, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	27,433,335	3,777,784	3,362,573	336,257	300,000	35,209,949
Issued date	10/26/2020	3/4/2021	1/20/2023	1/20/2023	2/26/2024
Expiration date	10/26/2024	3/4/2024	1/20/2026	1/20/2024	2/26/2029
Exercise price (Canadian $)	$1.80	$2.80	$2.30	$1.71	$0.62

Balance at December 31, 2022	27,225,001	3,777,784	0	0	0	31,002,785
Exercised	0	0	0	0	0	0
Issued	0	0	3,362,573	336,257	0	3,698,830
Expired	0	0	0	0	0	0
Balance at December 31, 2023	27,225,001	3,777,784	3,362,573	336,257	0	34,701,615
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	300,000	300,000
Expired	(27,225,001)	(3,777,784)	0	(336,257)	0	(31,339,042)
Balance at December 31, 2024	0	0	3,362,573	0	300,000	3,662,573

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The October 2020 Warrants, March 2021 Warrants, and January 2023 Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the October 2020 Warrants of $11,439,156 has been calculated on the date of issuance of October 26, 2020, using Black-Scholes valuation technique. The warrant liability expired as of December 31, 2024 and was valued at $691,782 for the year ending December 31, 2023 with the following assumptions:

	10/26/20	12/31/23	12/31/24
Fair market value of common stock	$1.26	$0.63	$0.00
Exercise price	$1.38	$1.36	$0.00
Term	4 years	0.8 years	0.00
Volatility range	68.4%	72.7%	0.0%
Risk-free rate	0.2%	4.8%	0.0%

The value of the March 2021 Warrants of $3,306,758 has been calculated on the date of issuance of March 4, 2021, using Black-Scholes valuation technique. The warrant liability expired as of December 31, 2024 and was valued at $1,167 for the year ending December 31, 2023 with the following assumptions:

	3/4/21	12/31/23	12/31/24
Fair market value of common stock	$1.97	$0.63	$0.00
Exercise price	$2.21	$2.12	$0.00
Term	3 years	0.2 years	0.00
Volatility range	72.7%	101.2%	0.0%
Risk-free rate	0.3%	5.4%	0.0%

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. The warrant liability was valued at $364,056 and $417,758 for the year ending December 31, 2024, and 2023, respectively with the following assumptions:

	1/20/23	12/31/23	12/31/24
Fair market value of common stock	$1.13	$0.63	$0.81
Exercise price	$1.71	$1.74	$1.60
Term	3 years	2 years	1.1 years
Volatility range	84.1%	80.1%	79.2%
Risk-free rate	3.8%	4.2%	4.2%

NOTE 5 - RELATED PARTY

Augusta Investments Inc.

●	On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which shares a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

●	On September 13, 2023, the Company and Augusta Investments entered into Amendment Number One (the “Amendment”) to the Note. The Amendment amended Section 1 of the Note to change the maturity date of the Note from September 13, 2023 to the earlier of (i) first Business Day occurring 30 days after the Lender has provided written notice to the Company demanding payment on the entire unpaid balance of principal and all accrued and unpaid interest thereon; (ii) the date upon which the Company makes payment in full of the entire unpaid balance of principal and all accrued and unpaid interest; and (iii) December 13, 2023.

●	On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two (“Amendment 2”) to the Note. Amendment 2 amends Section 1 of the Note to change the maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

●	On March 27, 2024, the Company entered into Amendment Number One (the “Purchase Agreement Amendment”) to its previously issued Purchase Agreement with Augusta Investments, pursuant to which Augusta Investments agreed to purchase the Note in the amount of US$22,232,561.

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

The June 2024 Amendment amended Section 1 of the Amended and Restated Note to change the outside maturity date of the Amended and Restated Note from June 30, 2024, to September 30, 2024. In consideration for Augusta Investments granting an extension to the maturity date, the Company agreed to pay Augusta Investments an extension fee of $30,399, which amount is accrued and due on the maturity date.

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

●	On November 5, 2024, the Company executed an amended Schedule A to its amended and restated secured promissory note. The Amended Schedule A evidenced Augusta Investments Inc. loaning the Company an additional $250,000.00 on October 30, 2024.

●	On December 27, 2024, the Company, executed Amendment Number Three (“Amendment Number Three”) to its amended and restated secured promissory note. Amendment Number Three evidenced Augusta Investments Inc. loaning the Company an additional $250,000.00 on December 19, 2024.

On February 26, 2024, the Company entered into an unsecured note purchase agreement with Donald Taylor to offer and sell an unsecured promissory note of the Company in exchange for the Lender loaning the Company $250,000 (along with an additional $12,500 of debt issuance fees). The note bears interest at a rate of 14% and originally matured on December 31, 2024. In connection with the loan, the Company issued 300,000 warrants (the “Warrants”) to Mr. Taylor. Each Warrant is exercisable for one share of the Company’s common stock for a period of five years at an exercise price of C$0.62. The value of the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique.

On December 27, 2024, the Company and Mr. Taylor entered into Amendment Number One to the unsecured promissory note to extend the maturity date to June 30, 2025.

Related Party - Augusta Investments	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	2,750,000		2,750,000
Additional debt issuance costs	154,937	(154,937)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	2,980,924	2,980,924
As of December 31, 2024	$30,351,338	$773,465	$31,124,803

Related Party - Don Taylor	Note Payable	Accrued Interest	Total
As of December 31, 2023	$0	$0	$0
Additional debt issued	250,000	0	250,000
Additional debt issuance costs	12,500	(12,500)	0
Interest expense	0	43,712	43,712
As of December 31, 2024	$262,500	$31,212	$293,712

Related Party - Total	Note Payable	Accrued Interest	Total
As of December 31, 2022	$22,232,561	$610,761	$22,843,322
Additional debt issuance costs	33,501	(33,501)	0
Interest expense	0	2,550,557	2,550,557
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	3,000,000	0	3,000,000
Additional debt issuance costs	167,437	(167,437)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	3,024,636	3,024,636
As of December 31, 2024	$30,613,838	$804,677	$31,418,515

On October 26, 2020, the Company entered into an arrangement to share office space, equipment, personnel, consultants and various administrative services with other companies related by virtue of certain directors and management in common. These services have been provided through a management company equally owned by each company party to the arrangement. Costs incurred by the management company are allocated and funded by the shareholders of the management company based on time incurred and use of services. If the Company’s participation in the arrangement is terminated, the Company will be obligated to pay its share of the rent payments for the remaining term of the office space rental agreement. The Company is committed to payments for office leases premises through November 2027 in the total amount of approximately $200,000 based on the Company’s current share of rent paid. The Company is jointly liable for rent payments. The Company does not have the ability to control the asset. The lease agreement falls outside of lease accounting. As a result, the Company does not recognize a Right-of-Use (ROU) asset or lease liability for this office space.

The Company was charged for the following with respect to this arrangement for the years ended December 31, 2024, and 2023:

	Twelve Months Ended
	12/31/2024	12/31/2023
Salaries and benefits	$200,634	$391,643
Office	91,287	119,447
Operating expenses	96,713	102,505
Total	$388,634	$613,595

As of December 31, 2024, there were 7,170,002 options issued and outstanding to officers, directors and employees of the Company of which 6,975,002 were to related parties. There was related party share-based compensation expense of $727,124 and $1,217,713 for the years ending December 31 2024 and 2023, respectively.

The Company entered into a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman.  ACC invoiced the Company C$367,500 and C$380,000 during the years ended December 31, 2024 and 2023 for consulting services, respectively.

The Chief Executive Officer had an amount due from the Company of $770,825 and $520,825 related to accrued payroll costs as of December 31, 2024 and 2023, respectively. The Chief Financial Officer received $57,625 in fees and 200,000 options valued at $52,200 as of December 31, 2024.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four mineral leases underlying the Reward property which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed off as exploration expenses. In the twelve months ended December 31, 2024, two of the four mineral leases were renewed resulting in an updated table of payments. Once in production, each agreement attracts payment of net smelter royalties as per the following table.

Total
2025	$60,400
2026	63,400
2027	65,900
2028	67,900
2029	70,900
2030	76,400
2031	74,000
2032	74,000
2033	79,500
2034	49,500
2035	54,500
2036	55,000
2037	55,000
2038	55,000
2039	45,000
2040	50,000
2041	50,000
2042	50,000
2043	50,000
2044	50,000
Applicable NSRs	3%

(1)	All amounts of annual advance minimum royalties paid during a calendar year shall be applied toward all amounts of earned mineral production royalties payable during that calendar year.

On July 1, 2017, RMM entered a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims. This lease is out of the scope of ASC 842 Leases, and any payment is expensed off as lease expense.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $153,000 as of December 31, 2024, and makes lease payments on the following schedule:

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

NOTE 7 - INCOME TAXES

The effective income tax rate for the years ended December 31, 2024, and 2023 consisted of the following:

	2024	2023
Federal statutory income tax rate on net income/loss	21.0%	21.0%
State statutory income tax rate on net income/loss	3.9%	3.9%
Change in valuation allowance	-24.9%	-24.9%
Tax rate change	-3.9%	-3.9%
Effective tax rate	0.0%	0.0%

	2024	2023

Earnings (loss) for the year	$(6,587,624)	$6,658,010
Expected income tax (recovery)	(1,638,342)	1,655,847
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(278,409)	266,733
Change in unrecognized deductible temporary differences	1,916,751	(1,922,580)
Total income tax expense (recovery)	0	0

The components of the deferred tax assets and liabilities as of December 31, 2024, and 2023 are as follows:

	2024	2023
Deferred tax assets:
Federal and state net operating loss carryovers	$9,109,698	$9,026,354
Accrued liabilities and other	1,803,260	(45,597)
Mineral property	707,491	723,714
Warrant revaluation	1,682,761	1,496,296
Stock compensation	164,032	349,724
Total deferred tax asset	$13,467,242	$11,550,491
Less: valuation allowance	$(13,467,242)	$(11,550,491)
Deferred tax asset	$0	$0

The Company has approximately a $36,629,000 and $33,000,000 net operating loss carryover as of December 31, 2024, and December 31, 2023, respectively. The net operating loss may offset against taxable income, with $6,589,000 of the net operating loss carryover begins expiring in 2030 and $30,040,000 with no expiry date may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance that eliminates the deferred tax asset as of December 31, 2024, and 2023, as the likelihood of the realization of the tax benefits cannot be determined.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the state of Colorado. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

NOTE 8 - SEGMENTED INFORMATION

The Company is managed as one reportable segment: United States. The United States segment conducts exploration and evaluation activities at the Company’s principal assets, the Bullfrog Mines and CR Reward projects. This segment does not presently report any revenues from operations. Through this segment, the Company seeks to position its projects as development opportunities within the gold, silver, and other metals sectors.

The Company’s Chief Operating Decision Maker is the Chief Executive Officer (“CODM”). The CODM uses the consolidated statement of operations and comprehensive income (loss) as the measure of segment profit and loss to assess performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheets as “Total assets” and the measure of segment capital expenditures is reported on the consolidated statements of cash flows as “Acquisition of mineral properties.”

The Company reported no revenues during the years ended December 31, 2024, or 2023. The geographic location of all long lived assets is the United States.

Twelve months ending	12/31/2024	12/31/2023
Exploration, evaluation and project expense:
Consultants/Contractors	583,035	952,000
Supplies and equipment	284,654	301,000
Overhead and payroll	722,000	1,179,000
Permits and fees	251,000	221,000
Other	30,125	33,656
Sub-Total	$1,870,814	$2,686,656

General and administrative:
Accounting fees	$244,675	$592,667
Legal and other professional fees	319,622	1,100,668
Marketing expense	9,921	27,989
Payroll	450,630	641,639
Corporate expenses & rent	188,001	209,852
Share based compensation	749,761	1,265,971
Insurance	111,451	138,896
Stock exchange fees	66,870	87,860
Other general expenses	(9,888)	77,810
Sub-Total	$2,131,043	$4,143,351

Other:
Lease expense	$21,000	$21,000
Accretion expense	240,688	111,548
Depreciation expense	44,057	44,057
Revaluation of warrant liability	(746,651)	(16,267,187)
Interest expense	3,024,636	2,550,557
Foreign currency exchange loss	2,037	52,007
Sub-Total	$2,585,767	($13,488,018)

Net income (loss) and comprehensive income (loss)	6,587,624	(6,658,011)

NOTE 9 - SUBSEQUENT EVENTS

In February 2025 the Company received $100,000 from the CEO. The Company has not yet agreed to terms of the loan.