Form 10-Q
period 2025-03-31
AUGUSTA GOLD CORP.
filed 2025-05-12
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock, par value $0.0001, were outstanding on May 12, 2025.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

(Expressed in US dollars)

	3/31/25	12/31/24
Assets
Current assets
Cash	$201,986	$315,001
Prepaid	162,751	38,946
Total current assets	364,737	353,947

Other assets
Equipment and land improvements, net	989,479	1,000,335
Reclamation bonds	1,115,813	1,115,813
Mineral properties, net	58,228,717	58,468,673
Total other assets	60,334,009	60,584,821

Total assets	$60,698,746	$60,938,768

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$890,973	$623,808
Accrued liabilities – related party	1,258,326	1,130,683
Note payable and accrued interest - related party	32,605,492	31,418,516
Asset retirement obligation	1,082,200	1,117,000
Total current liabilities	35,836,991	34,290,007

Long term liabilities
Asset retirement obligation, net of current	1,477,037	1,604,138
Warrant liability	236,280	364,056
Total long term liabilities	1,713,317	1,968,194

Total liabilities	37,550,308	36,258,201

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 3/31/25 and 12/31/24	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 3/31/25 and 12/31/24	0	0
Common stock, 750,000,000 shares authorized, $0.0001 par value; 85,929,753 shares issued and outstanding as of 3/31/25 and 12/31/24	8,593	8,593
Additional paid in capital	64,607,000	64,495,341
Accumulated deficit	(41,467,155)	(39,823,367)

Total stockholders’ equity	23,148,438	24,680,567

Total liabilities and stockholders’ equity	$60,698,746	$60,938,768

Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in US dollars)

	Three Months Ended
	3/31/25	3/31/24
Operating expenses
General and administrative	$571,063	$698,435
Exploration, evaluation and project expense	275,831	396,258
Accretion expense	78,228	29,894
Depreciation expense	10,856	11,014
Total operating expenses	935,978	1,135,601

Net operating loss	(935,978)	(1,135,601)

Revaluation of warrant liability	127,776	(764,059)
Interest expense	(836,976)	(673,475)
Foreign currency exchange gain (loss)	1,390	(4,108)
Net loss and comprehensive loss	$(1,643,788)	$(2,577,243)

Weighted average common shares outstanding – basic and diluted	85,929,753	85,929,753

Loss per common share – basic and diluted	$(0.02)	$(0.03)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in US dollars)

	Common
	Stock		Additional		Total
	Shares	Common	Paid In	Accumulated	Stockholders’
	Issued	Stock	Capital	Deficit	Equity

December 31, 2023	85,929,753	$8,593	$63,745,580	$(33,235,743)	$30,518,430
Stock based compensation	0	0	275,037	0	275,037
Net loss	0	0	0	(2,577,243)	(2,577,243)
March 31, 2024	85,929,753	$8,593	$64,020,617	$(35,812,986)	$28,216,224

December 31, 2024	85,929,753	8,593	64,495,341	(39,823,367)	24,680,567
Stock based compensation	0	0	111,659	0	111,659
Net loss	0	0	0	(1,643,788)	(1,643,788)
March 31, 2025	85,929,753	$8,593	$64,607,000	$(41,467,155)	$23,148,438

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in US dollars)

	Three Months Ended
	3/31/25	3/31/24

Cash flows from operating activities
Net loss	$(1,643,788)	$(2,577,243)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense	78,228	29,894
Depreciation expense	10,856	11,014
Revaluation of warrant liability	(127,776)	764,059
Share based compensation	111,659	275,037
Change in operating assets and liabilities:
Prepaid expenses	(123,805)	(44,678)
Debt issuance costs	50,520	30,680
Accounts payable	394,808	258,225
Accrued interest	786,456	642,795
Asset retirement obligation	(173)	0

Net cash used in operating activities	(463,015)	(610,217)

Cash flows from financing activities
Proceeds from note payable - related party	350,000	750,000

Net cash provided by financing activities	350,000	750,000

Net increase (decrease) in cash	(113,015)	139,783

Cash, beginning of period	315,001	300,734

Cash, end of period	$201,986	$440,517

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Change in ARO estimate	$40,875	$632,163

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

Basis of Presentation and Statement of Compliance

The unaudited condensed interim consolidated financial statements (the “consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2024. These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Going Concern and Management’s Plans

As at March 31, 2025, the Company has a working capital deficiency of approximately $35,500,000. The Company expects to continue to obtain necessary funds primarily through additional debt, the issuance of common shares, or a strategic alternative. While the Company has been successful in securing financing to date, there can be no assurances that additional debt, future equity financing, or strategic alternatives will be available on acceptable terms to the Company or at all. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On March 31, 2025, the Company’s cash balance was approximately $200,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,721,686 at the Bullfrog Project and $837,551 at the Reward Project. During the period ended March 31, 2025, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

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

Period end	3/31/2025	12/31/2024
Balance, beginning of period	$2,721,138	$3,081,797
Accretion	78,228	240,688
Costs applied to ARO balance	(173)	(77,734)
Change in estimates	(239,956)	(523,613)
Balance, end of period (current)	$1,082,200	$1,117,000
Balance, end of period (long term)	$1,477,037	$1,604,138

Life of mine - Bullfrog Project	2031	2031
Life of mine - Reward Project	2029	2029
Discount rate	10.5%	11.5%
Inflation rate (average)	2.0%	2.1%

At March 31, 2025, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 10.5% and a total undiscounted amount for the estimated future cash flows is $1,969,382 at the Bullfrog Project and $1,248,715 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,289,209 and $1,161,725 respectively.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of loss and comprehensive loss. No liability has been recorded for uncertain income tax positions, or related interest or penalties. The tax returns are generally open for IRS examination for three years from the date the return was filed or the due date of the return, whichever is later.

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

Preferred Stock

The Company accounts for its preferred stock under the provisions of the ASC 480 on Distinguishing Liabilities from Equity, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires an issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. The Company has determined that its preferred stock does not meet the criteria requiring liability classification as its obligation to redeem these instruments is not based on an event certain to occur. Future changes in the certainty of the Company’s obligation to redeem these instruments could result in a change in classification.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended
	3/31/2025	3/31/2024
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(1,643,788)	$(2,577,243)
Basic weighted average shares outstanding	85,929,753	85,929,753
Assumed conversion of dilutive shares	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	85,929,753
Basic earnings (loss) per common share	$(0.02)	$(0.03)
Diluted earnings (loss) per common share	$(0.02)	$(0.03)

In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. All options and warrants were excluded in the diluted weighted average shares calculation because of the net loss for the three months ended March 31, 2025 and 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company adopted ASU 2023-07 effective as of December 31, 2024, and the segment disclosures in Note 7 are reflective of that adoption.

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improve the transparency of disclosures related to the income tax rate reconciliation and income taxes paid. The amendments are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company evaluated the guidance and its impact is immaterial to the financial statements.

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

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Equipment	Land improvements	Total
Cost
As of December 31, 2023	$58,992,286	$161,326	$1,015,869	$60,169,481
Change in ARO estimate	(523,613)	0	0	(523,613)
Additions	0	0	0	0
As of December 31, 2024	58,468,673	161,326	1,015,869	59,645,868
Change in ARO estimate	(239,956)	0	0	(239,956)
Additions	0	0	0	0
As of March 31, 2025	$58,228,717	$161,326	$1,015,869	$59,405,912

Accumulated depreciation
As of December 31, 2023	$0	$97,427	$35,376	$132,803
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2024	0	129,692	47,168	176,860
Depreciation expense	0	7,908	2,948	10,856
As of March 31, 2025	$0	$137,600	$50,116	$187,716

Net book value on March 31, 2025	$58,228,717	$23,726	$965,753	$59,218,196

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

NOTE 3 - STOCKHOLDER’S EQUITY

The Company did not issue common shares for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025 and 2024, there was no Preferred Stock outstanding.

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

The Company recognized share-based compensation expense related to stock options of $111,659 and $135,522 for the three months ended March 31, 2025 and 2024, respectively. The options are vested based on years of service, with options vesting between immediately and three years.

The Black Scholes option pricing model was used to estimate the aggregate fair value of the options with the following inputs:

Options	Exercise Price		Expected Life	Volatility	Risk Free Interest Rate
2,800,000	C$	1.11	3.3 years	75.9%	4.8%
200,000	C$	1.11	3.5 years	72.4%	3.8%

Stock Option Activity

A summary of the stock options as of March 31, 2025, and changes during the periods are presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
	Number of	Exercise		Life	Intrinsic
	Options	Price		(Years)	Value
Balance at December 31, 2023	5,010,002		$1.48	2.43	$0
Exercised	0		0	0	0
Issued	3,000,000	C$	1.11	0	0
Canceled	(840,000)	C$	1.93	0	0
Balance at December 31, 2024	7,170,002		$1.12	2.58	0
Exercised	0		0	0	0
Issued	0		0	0	0
Canceled	0		0	0	0
Balance at March 31, 2025	7,170,002		$1.12	2.33	$149,727
Options exercisable at March 31, 2025	4,545,002	C$	1.89	1.33	$24,032

Warrant Activity

Total outstanding warrants of 3,662,573 as of March 31, 2025, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	27,433,335	3,777,784	3,362,573	336,257	300,000	35,209,949
Issued date	10/26/2020	3/4/2021	1/20/2023	1/20/2023	2/26/2024
Expiration date	10/26/2024	3/4/2024	1/20/2026	1/20/2024	2/26/2029
Exercise price (Canadian $)	$1.80	$2.80	$2.30	$1.71	$0.62

Balance at December 31, 2023	27,225,001	3,777,784	3,362,573	336,257	0	34,701,615
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	300,000	300,000
Expired	(27,225,001)	(3,777,784)	0	(336,257)	0	(31,339,042)
Balance at December 31, 2024	0	0	3,362,573	0	300,000	3,662,573
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	0	0
Expired	0	0	0	0	0	0
Balance at March 31, 2025	0	0	3,362,573	0	300,000	3,662,573

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. The warrant liability was valued at $236,280 and $364,056 for the three months ended March 31, 2025 and the year ending December 31, 2024, respectively with the following assumptions:

	1/20/23	12/31/24	3/31/25
Fair market value of common stock	$1.13	$0.81	$0.80
Exercise price	$1.71	$1.60	$1.60
Term	3 years	1.1 years	0.8 years
Volatility range	84.1%	79.2%	78.2%
Risk-free rate	3.8%	4.2%	4.0%

NOTE 5 - RELATED PARTY

Augusta Investments Inc.

●	On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which shares a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

●	On September 13, 2023, the Company and Augusta Investments entered into Amendment Number One (the “Amendment”) to the Note. The Amendment amended Section 1 of the Note to change the maturity date of the Note from September 13, 2023 to the earlier of (i) first Business Day occurring 30 days after the Lender has provided written notice to the Company demanding payment on the entire unpaid balance of principal and all accrued and unpaid interest thereon; (ii) the date upon which the Company makes payment in full of the entire unpaid balance of principal and all accrued and unpaid interest; and (iii) December 13, 2023.

●	On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two (“Amendment 2”) to the Note. Amendment 2 amended Section 1 of the Note to change the maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

●	On March 27, 2024, the Company entered into Amendment Number One (the “Purchase Agreement Amendment”) to its previously issued Purchase Agreement with Augusta Investments, pursuant to which Augusta Investments agreed to purchase the Note in the amount of US$22,232,561.

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

●	On November 5, 2024, the Company executed an amended Schedule A to its amended and restated secured promissory note. The Amended Schedule A evidenced Augusta Investments loaning the Company an additional $250,000 on October 30, 2024.

●	On December 27, 2024, the Company executed Amendment Number Three (“Amendment Number Three”) to its amended and restated secured promissory note. Amendment Number Three evidenced Augusta Investments loaning the Company an additional $250,000 on December 19, 2024.

●	On March 27, 2025, the Company executed an amended Schedule A to its amended and restated secured promissory note. The Amended Schedule A evidenced Augusta Investments loaning the Company an additional $250,000 on March 20, 2025.

On February 26, 2024, the Company entered into an unsecured note purchase agreement (the “DT Purchase Agreement”) with Donald Taylor to offer and sell an unsecured promissory note (the “DT Note”) of the Company in exchange for Donald Taylor loaning the Company $250,000 (along with an additional $12,500 of debt issuance fees). The DT Note bears interest at a rate of 14% and originally matured on December 31, 2024. In connection with the DT Note, the Company issued 300,000 warrants (the “Warrants”) to the Lender. Each Warrant is exercisable for one share of the Company’s common stock for a period of five years at an exercise price of C$0.62. The value of the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique.

On December 27, 2024, the Company and Mr. Taylor amended the DT Note to extend the maturity date of the DT Note to June 30, 2025.

On March 27, 2025, the Company and Mr. Taylor amended the DT Purchase Agreement (the “DT Amendment”). The DT Amendment amended the DT Purchase Agreement to: (i) amend the terms of the DT Purchase Agreement such that all amounts loaned to the Company under the DT Purchase Agreement are set forth on Schedule A to the DT Note, as amended and restated, from time to time; (ii) amend the DT Purchase Agreement to provide for multiple closings to occur at mutually agreed upon dates as necessary; and (iii) amend the deliverable documents for each closing. In connection with the DT Amendment, Mr. Taylor loaned the Company an additional US$100,000, and the Company issued an amended and restated DT Note to Mr. Taylor dated March 27, 2025 (the “Amended and Restated DT Note”).

Related Party - Augusta Investments	Note Payable	Accrued Interest	Total
As of December 31, 2023	$22,266,062	$3,127,817	$25,393,879
Additional debt issued	2,750,000	0	2,750,000
Additional debt issuance costs	154,937	(154,937)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	2,980,925	2,980,925
As of December 31, 2024	$30,351,338	$773,466	$31,124,804
Additional debt issued	250,000		250,000
Interest expense	0	827,454	827,454
As of March 31, 2025	$30,601,338	$1,600,920	$32,202,258

Related Party - Don Taylor	Note Payable	Accrued Interest	Total
As of December 31, 2023	$0	$0	$0
Additional debt issued	250,000	0	250,000
Additional debt issuance costs	12,500	(12,500)	0
Accured interest converted to debt
Interest expense	0	43,712	43,712
As of December 31, 2024	$262,500	$31,212	$293,712
Additional debt issued	100,000	0	100,000
Interest expense	0	9,522	9,522
As of March 31, 2025	$362,500	$40,734	$403,234

Related Party - Total	Note Payable	Accrued Interest	Total
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	3,000,000	0	3,000,000
Additional debt issuance costs	167,437	(167,437)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	3,024,637	3,024,637
As of December 31, 2024	$30,613,838	$804,678	$31,418,516
Additional debt issued	350,000	0	350,000
Interest expense	0	836,976	836,976
As of December 31, 2024	$30,963,838	$1,641,654	$32,605,492

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

The Company was charged for the following with respect to this arrangement for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	3/31/2025	3/31/2024
Salaries and benefits	$19,620	$74,556
Office	11,714	23,240
Operating expenses	22,888	27,374
Total	$54,222	$125,170

As of March 31, 2025, there were 7,170,002 options issued and outstanding to officers, directors and employees of the Company of which 6,975,002 were to related parties. There was related party share-based compensation expense of $106,958 and $273,426 for the three months ending March 31, 2025 and 2024, respectively.

The Company entered a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman.  ACC invoiced the Company C$91,876 during the three months ended March 31, 2025 and 2024 for consulting services.

The Chief Executive Officer had an amount due from the Company of $833,320 and $770,825 related to accrued payroll costs as of March 31, 2025 and December 31, 2024, respectively. The Chief Financial Officer received $20,627 and $22,860 in fees for the three months ending March 31, 2025 and 2024, respectively.

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

Total
2025	$25,400
2026	63,400
2027	65,900
2028	67,900
2029	70,900
2030	76,400
2031	74,000
2032	74,000
2033	79,500
2034	49,500
2035	54,500
2036	55,000
2037	55,000
2038	55,000
2039	45,000
2040	50,000
2041	50,000
2042	50,000
2043	50,000
2044	50,000
Applicable NSRs	3%

On July 1, 2017, RMM entered into a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims. This lease is out of the scope of ASC 842 Leases, and any payment is expensed off as lease expense.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within fifteen (15) days of receiving the notice of default or fails to remedy or commence to remedy any other default within thirty (30) days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $153,000 as of March 31, 2025, and makes lease payments on the following schedule:

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

The Company’s Chief Operating Decision Maker is the Chief Executive Officer (“CODM”). The CODM uses the consolidated statement of operations and comprehensive loss as the measure of segment profit and loss to assess performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheets as “Total assets” and the measure of segment capital expenditures is reported on the consolidated statements of cash flows as “Acquisition of mineral properties.”

The Company reported no revenues during the three months ended March 31, 2025 and 2024. The geographic location of all long lived assets is the United States.

Three months ending	3/31/2025	3/31/2024
Exploration, evaluation and project expense
Consultants/Contractors	$74,057	$61,000
Supplies and equipment	72,140	75,000
Overhead and payroll	101,000	235,000
Permits and fees	23,000	20,000
Other	5,634	5,258
Sub-Total	$275,831	$396,258

General and administrative
Accounting fees	$124,242	$137,290
Legal and other professional fees	114,274	31,758
Marketing expense	1,636	2,545
Payroll	82,119	137,055
Corporate expenses & rent	34,602	50,614
Share based compensation	111,659	275,037
Insurance	44,014	22,500
Stock exchange fees	38,180	36,004
Other general expenses	20,337	5,631
Sub-Total	$571,063	$698,435

Other	796,894	1,482,550
Net loss and comprehensive loss	$1,643,788	$2,577,243

NOTE 8 - SUBSEQUENT EVENTS

On April 30, 2025, the Company executed Amendment Number Four (“Amendment Number Four”) to its amended and restated secured promissory note issued to Augusta Investments. Amendment Number Four evidenced Augusta Investments loaning the Company an additional $500,000 on April 25, 2025 and extending the maturity date of the amended and restated secured promissory note to November 30, 2025.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 18, 2025.

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

Company History and Recent Events

General Corporate Overview

The Company is an exploration stage gold company focused on building a long-term business that delivers stakeholder value through developing the Company’s Bullfrog and Reward gold projects and pursuing accretive merger and acquisition opportunities. The Company is focused on exploration and advancement of gold exploration and potential development projects, which may lead to gold production or strategic transactions such as joint venture arrangements with other mining companies or sales of assets for cash and/or other consideration. At present, the Company’s Reward Gold Project has mineral reserves under SK 1300 and is a development stage property, however, the Company has not to date made a development decision on the project and has not started preparation of the mineral reserves for extraction meaning the Company remains an exploration stage issuer. The Company’s Bullfrog Project is in the exploration stage. The Company does not mine, produce or sell any mineral products and we do not currently generate cash flows from mining operations.

The Bullfrog Gold Project is located approximately 120 miles north-west of Las Vegas, Nevada and 4 miles west of Beatty, Nevada. The Reward Gold Project is located seven miles from the Bullfrog Gold Project. The Company owns, controls or has acquired mineral rights on federal patented and unpatented mining claims in the State of Nevada for the purpose of exploration and potential development of gold, silver, and other metals. The Company regularly reviews opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

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

Reward Gold Project Feasibility Study

On September 30, 2024, the Company released its feasibility study for its Reward Gold Project in Nye County, Nevada. The report titled “Feasibility Technical Report for the Reward Project Nye County, NV, USA” with an effective date of September 3, 2024 and a signing date of September 30, 2024 (the “Feasibility Study”), was prepared for the Company by Mark Gorman of Kappes, Cassiday & Associates; Thomas Dyer of RESPEC; Mike Dufresne of APEX Geoscience Ltd.; Timothy D. Scott of Kappes, Cassiday & Associates; Mathew Haley of NewFields; James Cremeens of Knight Piésold and Co; and Mark Willow of SRK Consulting (U.S.), Inc., each of whom is a qualified person under S-K 1300 and NI 43-101, and is attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	3/31/25	3/31/24
Operating expenses
General and administrative	$571,063	$698,435
Lease expense	0	0
Exploration, evaluation and project expense	275,831	396,258
Accretion expense	78,228	29,894
Depreciation expense	10,856	11,014
Total operating expenses	935,978	1,135,601

Net operating loss	(935,978)	(1,135,601)

Revaluation of warrant liability	127,776	(764,059)
Interest expense	(836,976)	(673,475)
Foreign currency exchange loss	1,390	(4,108)
Net loss and comprehensive loss	$(1,643,788)	$(2,577,243)

For the three months ended March 31, 2025, the Company decreased general and administrative expenses by approximately $127,000. The change was due to the following year over year variances:

Three months ending	3/31/2025	3/31/2024	Variance
Accounting fees	$124,000	$137,000	$(13,000)
Legal and other professional fees	114,000	32,000	82,000
Marketing expense	2,000	3,000	(1,000)
Payroll	82,000	137,000	(55,000)
Corporate expenses & rent	35,000	51,000	(16,000)
Share based compensation	112,000	275,000	(163,000)
Insurance	44,000	23,000	21,000
Stock exchange fees	38,000	36,000	2,000
Other general expenses	20,000	4,000	16,000
Total	$571,000	$698,000	$(127,000)

●	Accounting fees decreased in 2025 as a result of an increase in audit fees offset by additional consulting fees needed for required regulatory filings and planning/projection activities performed in 2024.

●	Legal fees and professional fees increased due to additional corporate activities in 2025.

●	Marketing expenses were consistent year over year.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	The Company granted options to officers, directors and employees of the Company pursuant to the terms of the Company’s Stock Option Plan. In September 2022 the options were repriced resulting in an increase in share based compensation for that period. Certain stock options were canceled in 2023 and 2024 after termination of an employee resulting in reversal of previous share based compensation expense. The options that were issued in February 2021 were fully vested in February 2024. In addition, the February 2024 Warrants of $97,370 has been calculated on the date of issuance of February 26, 2024, using Black-Scholes valuation technique. In April 2024, 2,800,000 options were granted that vested based on years of service up to three years. In August 2024, 200,000 options were granted that vested based on years of service up to three years.

For the three months ended March 31, 2025, the Company decreased exploration, evaluation and project expenses by approximately $120,000. The change was due to the following year over year variances:

Three months ending	3/31/2025	3/31/2024	Variance
Consultants/Contractors	$74,000	$61,000	$13,000
Supplies and equipment	72,000	65,000	7,000
Overhead and payroll	101,000	235,000	(134,000)
Permits and fees	23,000	1,000	22,000
Other	6,000	34,000	(28,000)
Total	$276,000	$396,000	$(120,000)

For the three months ended March 31, 2025, the Company continued with development and compliance activities for the Reward and Bullfrog Projects.

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

Liquidity

As of March 31, 2025, the Company had total liquidity of $202,000 in cash and cash equivalents. The Company had negative working capital of $35,500,000 and an accumulated deficit of $41,000,000. For the three months ended March 31, 2025, the Company had negative operating cash flows before changes in working capital of $1,600,000 and a net loss of $1,600,000.

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

As of March 31, 2025, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of March 31, 2025, and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$88,000	$205,000	$50,000	$600,000	$943,000
Royalty	$60,400	$197,200	$147,300	$791,500	$1,196,400

Off Balance Sheet Arrangements

The Company does not engage in any activities involving variable interest entities or off-balance sheet arrangements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.

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

With respect to the quarterly period ending March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending March 31, 2025, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2025, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

(c) During the quarter ended March 31, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference with Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2023)
4.1	Form of Warrant from October 2020 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2020)
4.2	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
4.3	Form of Warrant Indenture dated January 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.4	Form of Compensation Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.5	Form of Warrant dated February 26, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
10.1	The Amended Schedule A, as amended on March 27, 2025, to its amended and restated secured promissory note issued to Augusta Investments Inc. on September 13, 2022, as amended and restated on March 27, 2024, and as amended by Amendment Number One dated June 28, 2024, Amendment Number Two on September 20, 2024, and Amendment Number 3 on December 27, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2025)
10.2	Amendment Number One dated March 27, 2025, to its purchase agreement with Donald Taylor dated February 26, 2024(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on Mach 28, 2025)
10.3	Amended and Restated Note with Donald Taylor dated March 27, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on Mach 28, 2025)
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
96.1	Technical Report Summary – Feasibility Study with an effective date of September 3, 2024 (incorporated by reference to exhibit 99.1 to the Company Current Report on Form 8-K, filed with the SEC on September 30, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Tyler Minnick
		Name:	Tyler Minnick
		Title:	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)