Form 10-Q
period 2025-06-30
AUGUSTA GOLD CORP.
filed 2025-08-13
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock, par value $0.0001, were outstanding on August 12, 2025.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND DECEMBER 31, 2024

(Expressed in US dollars)

	6/30/25	12/31/24
Assets
Current assets
Cash	$1,019,745	$315,001
Prepaid	109,124	38,946
Total current assets	1,128,869	353,947

Other assets
Equipment and land improvements, net	978,623	1,000,335
Reclamation bonds	1,115,813	1,115,813
Mineral properties, net	58,161,659	58,468,673
Total other assets	60,256,095	60,584,821
Total assets	$61,384,964	$60,938,768

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$972,317	$623,808
Accrued liabilities - related party	1,388,069	1,130,683
Note payable and accrued interest - related party	34,980,678	31,418,516
Warrant liability	122,588	0
Asset retirement obligation	1,082,200	1,117,000
Total current liabilities	38,545,852	34,290,007

Long term liabilities
Asset retirement obligation, net of current	1,477,037	1,604,138
Warrant liability	0	364,056
Total long term liabilities	1,477,037	1,968,194

Total liabilities	40,022,889	36,258,201

Stockholders’ equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value; zero issued and outstanding as of 6/30/25 and 12/31/24	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 6/30/25 and 12/31/24	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 6/30/25 and 12/31/24	0	0
Common stock, 750,000,000 shares authorized, $0.0001 par value; 85,929,753 shares issued and outstanding as of 6/30/25 and 12/31/24	8,593	8,593
Additional paid in capital	64,698,172	64,495,341
Accumulated deficit	(43,344,690)	(39,823,367)

Total stockholders’ equity	21,362,075	24,680,567
Total liabilities and stockholders’ equity	$61,384,964	$60,938,768

Commitments and contingencies (Note 6)

Subsequent events (Note 8)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in US dollars)

	Three Months Ended		Six Months Ended
	6/30/25	6/30/24	6/30/25	6/30/24
Operating expenses
General and administrative	$455,687	$434,266	$1,026,750	$1,132,701
Lease expense	21,000	21,000	21,000	21,000
Exploration, evaluation and project expense	563,351	836,200	839,182	1,232,458
Accretion expense	67,180	71,286	145,408	101,180
Depreciation expense	10,856	11,015	21,712	22,029
Total operating expenses	1,118,074	1,373,767	2,054,052	2,509,368

Net operating loss	(1,118,074)	(1,373,767)	(2,054,052)	(2,509,368)

Revaluation of warrant liability	113,692	1,586,051	241,468	821,992
Interest expense	(875,186)	(751,222)	(1,712,162)	(1,424,697)
Foreign currency exchange loss (gain)	2,033	1	3,423	(4,107)
Net loss and comprehensive loss	$(1,877,535)	$(538,937)	$(3,521,323)	$(3,116,180)

Weighted average common shares outstanding – basic and diluted	85,929,753	85,929,753	85,929,753	85,929,753

Loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in US dollars)

	Common Stock		Additional		Total
	Shares	Common	Paid In	Accumulated	Stockholders’
	Issued	Stock	Capital	Deficit	Equity

December 31, 2023	85,929,753	$8,593	$63,745,580	$(33,235,743)	$30,518,430
Stock based compensation	0	0	275,037	0	275,037
Net loss	0	0	0	(2,577,243)	(2,577,243)
March 31, 2024	85,929,753	$8,593	$64,020,617	$(35,812,986)	$28,216,224

Stock based compensation	0	0	141,445	0	141,445
Net loss	0	0	0	(538,937)	(538,937)
June 30, 2024	85,929,753	$8,593	$64,162,062	$(36,351,923)	$27,818,732

December 31, 2024	85,929,753	8,593	64,495,341	(39,823,367)	24,680,567
Stock based compensation	0	0	111,659	0	111,659
Net loss	0	0	0	(1,643,788)	(1,643,788)
March 31, 2025	$85,929,753	$8,593	$64,607,000	$(41,467,155)	$23,148,438

Stock based compensation	0	0	91,172	0	91,172
Net loss	0	0	0	(1,877,535)	(1,877,535)
June 30, 2025	85,929,753	$8,593	$64,698,172	$(43,344,690)	$21,362,075

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in US dollars)

	Six Months Ended
	6/30/25	6/30/24

Cash flows from operating activities
Net loss	$(3,521,323)	$(3,116,180)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense	145,408	101,180
Depreciation expense	21,712	22,029
Revaluation of warrant liability	(241,468)	(821,992)
Share based compensation	202,831	416,482
Change in operating assets and liabilities:
Prepaid expenses	(70,177)	(56,341)
Debt issuance costs	90,998	84,282
Deposits	0	7,028
Accounts payable	605,895	129,053
Accrued interest	1,621,163	1,340,416
Asset retirement obligation	(295)	(43,887)
Net cash used in operating activities	(1,145,256)	(1,937,930)

Cash flows from financing activities
Proceeds from note payable - related party	1,850,000	2,250,000

Net cash provided by financing activities	1,850,000	2,250,000

Net increase in cash	704,744	312,070

Cash, beginning of period	315,001	300,734

Cash, end of period	$1,019,745	$612,804

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Change in ARO estimate	$307,014	$704,969

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

Going Concern and Management’s Plans

As at June 30, 2025, the Company has a working capital deficiency of approximately $37,000,000. The Company expects to continue to obtain necessary funds primarily through additional debt, the issuance of common shares, or a strategic alternative. While the Company has been successful in securing financing to date, there can be no assurances that additional debt, future equity financing, or strategic alternatives will be available on acceptable terms to the Company or at all. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. See Subsequent Events Note 8 for additional information regarding the Company’s merger with AngloGold.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On June 30, 2025, the Company’s cash balance was approximately $1,000,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,721,680 at the Bullfrog Project and $837,557 at the Reward Project. During the period ended June 30, 2025, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

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

Period end	6/30/2025	12/31/2024
Balance, beginning of period	$2,721,138	$3,081,797
Accretion	145,408	240,688
Costs applied to ARO balance	(295)	(77,734)
Change in estimates	(307,014)	(523,613)
Balance, end of period (current)	$1,082,200	$1,117,000
Balance, end of period (long term)	$1,477,037	$1,604,138

Life of mine - Bullfrog Project	2031	2031
Life of mine - Reward Project	2029	2029
Discount rate	10.5%	11.5%
Inflation rate (average)	2.0%	2.1%

At June 30, 2025, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 10.5% and a total undiscounted amount for the estimated future cash flows is $1,969,382 at the Bullfrog Project and $1,248,715 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,289,209 and $1,161,725 respectively.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Basic and diluted loss per common share
Loss	$(1,877,535)	$(538,937)	$(3,521,323)	$(3,116,180)
Basic weighted average shares outstanding	85,929,753	85,929,753	85,929,753	85,929,753
Assumed conversion of dilutive shares	0	0	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	85,929,753	85,929,753	85,929,753
Basic loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.04)
Diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.04)

In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. All options and warrants were excluded in the diluted weighted average shares calculation because of the net loss for the three and six months ended June 30, 2025 and 2024.

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

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Equipment	Land improvements	Total
Cost
As of December 31, 2023	$58,992,286	$161,326	$1,015,869	$60,169,481
Change in ARO estimate	(523,613)	0	0	(523,613)
Additions	0	0	0	0
As of December 31, 2024	58,468,673	161,326	1,015,869	59,645,868
Change in ARO estimate	(307,014)	0	0	(307,014)
Additions	0	0	0	0
As of June 30, 2025	$58,161,659	$161,326	$1,015,869	$59,338,854

Accumulated depreciation
As of December 31, 2023	$0	$97,427	$35,376	$132,803
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2024	0	129,692	47,168	176,860
Depreciation expense	0	15,816	5,896	21,712
As of June 30, 2025	$0	$145,508	$53,064	$198,572

Net book value on June 30, 2025	$58,161,659	$15,818	$962,805	$59,140,282

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

NOTE 3 - STOCKHOLDER’S EQUITY

The Company did not issue common shares for the six months ended June 30, 2025 and year ended December 31, 2024.

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

As of June 30, 2025 and 2024, there was no Preferred Stock outstanding.

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

The Company recognized share-based compensation expense related to stock options of $202,831 and $416,482 for the six months ended June 30, 2025 and 2024, respectively. The options are vested based on years of service, with options vesting between immediately and three years.

The Black Scholes option pricing model was used to estimate the aggregate fair value of the options with the following inputs:

Options	Exercise Price		Expected Life	Volatility	Risk Free Interest Rate
2,800,000	C$	1.11	3.3 years	75.9%	4.8%
200,000	C$	1.11	3.5 years	72.4%	3.8%

Stock Option Activity

A summary of the stock options as of June 30, 2025, and changes during the periods are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2023	5,010,002	$1.48	2.43	$0
Exercised	0	0	0	0
Issued	3,000,000	C$1.11	0	0
Canceled	(840,000)	C$1.93	0	0
Balance at December 31, 2024	7,170,002	$1.12	2.58	0
Exercised	0	0	0	0
Issued	0	0	0	0
Canceled	0	0	0	0
Balance at June 30, 2025	7,170,002	$1.18	2.08	$426,966
Options exercisable at June 30, 2025	5,503,335	$1.29	1.55	$199,683

Warrant Activity

Total outstanding warrants of 3,662,573 as of June 30, 2025, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	27,433,335	3,777,784	3,362,573	336,257	300,000
Issued date	10/26/2020	3/4/2021	1/20/2023	1/20/2023	2/26/2024
Expiration date	10/26/2024	3/4/2024	1/20/2026	1/20/2024	2/26/2029
Exercise price (Canadian $)	$1.80	$2.80	$2.30	$1.71	$0.62

Balance at December 31, 2023	27,225,001	3,777,784	3,362,573	336,257	0	34,701,615
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	300,000	300,000
Expired	(27,225,001)	(3,777,784)	0	(336,257)	0	(31,339,042)
Balance at December 31, 2024	0	0	3,362,573	0	300,000	3,662,573
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	0	0
Expired	0	0	0	0	0	0
Balance at June 30, 2025	0	0	3,362,573	0	300,000	3,662,573

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. The warrant liability was valued at $122,588 and $364,056 as of June 30, 2025 and December 31, 2024, respectively with the following assumptions:

	1/20/23	12/31/24	6/30/25
Fair market value of common stock	$1.13	$0.81	$0.95
Exercise price	$1.71	$1.60	$1.69
Term	3 years	1.1 years	0.6 years
Volatility range	84.1%	79.2%	63.7%
Risk-free rate	3.8%	4.2%	4.3%

NOTE 5 - RELATED PARTY

Augusta Investments Inc.

●	On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which shares a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

●	On November 5, 2024, the Company executed an amended Schedule A to the Amended and Restated Note. The Amended Schedule A evidenced Augusta Investments loaning the Company an additional $250,000 on October 30, 2024.

●	On December 27, 2024, the Company executed Amendment Number Three (“Amendment Number Three”) to the Amended and Restated Note. Amendment Number Three evidenced Augusta Investments loaning the Company an additional $250,000 on December 19, 2024.

●	On March 27, 2025, the Company executed an amended Schedule A to the Amended and Restated Note. The Amended Schedule A evidenced Augusta Investments loaning the Company an additional $250,000 on March 20, 2025.

●	On April 30, 2025, the Company executed Amendment Number Four (“Amendment Number Four”) to the Amended and Restated Note. Amendment Number Four evidenced Augusta Investments loaning the Company an additional $500,000 on April 25, 2025 and extending the maturity date of the amended and restated secured promissory note to November 30, 2025.

●	On June 25, 2025, Augusta Investments advanced $1,000,000 to the Company. As at June 30, 2025, the Company and Augusta Investments had not executed definitive documentation providing for the terms of this advance. Refer to “Note 8 – Subsequent Events” below for additional information.

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

On December 27, 2024, the Company and Mr. Taylor amended the DT Note to extend the maturity date of the DT Note to June 30, 2025.

On March 27, 2025, the Company and Mr. Taylor amended the DT Purchase Agreement (the “DT Amendment”). The DT Amendment amended the DT Purchase Agreement to: (i) amend the terms of the DT Purchase Agreement such that all amounts loaned to the Company under the DT Purchase Agreement are set forth on Schedule A to the DT Note, as amended and restated, from time to time; (ii) amend the DT Purchase Agreement to provide for multiple closings to occur at mutually agreed upon dates as necessary; and (iii) amend the deliverable documents for each closing. In connection with the DT Amendment, Mr. Taylor loaned the Company an additional $100,000, and the Company issued an amended and restated DT Note to Mr. Taylor dated March 27, 2025 (the “Amended and Restated DT Note”).

On June 30, 2025, the Company executed Amendment Number One (“DT Amendment Number One”) to its amended and restated unsecured promissory note issued to Donald Taylor dated March 27, 2025 (the “Amended and Restated DT Note”). DT Amendment Number One extends the outside maturity date of the Amended and Restated DT Note to October 31, 2025.

Related Party - Augusta Investments	Note Payable	Accrued Interest	Total
As of December 31, 2023	$22,266,062	$3,127,817	$25,393,879
Additional debt issued	2,750,000	0	2,750,000
Additional debt issuance costs	154,937	(154,937)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	2,980,925	2,980,925
As of December 31, 2024	$30,351,338	$773,466	$31,124,804
Additional debt issued	1,750,000	0	1,750,000
Additional debt issuance costs	50,000	(50,000)	0
Interest expense	0	1,689,987	1,689,987
As of June 30, 2025	$32,151,338	$2,413,453	$34,564,791

Related Party - Don Taylor	Note Payable	Accrued Interest	Total
As of December 31, 2023	$0	$0	$0
Additional debt issued	250,000	0	250,000
Additional debt issuance costs	12,500	(12,500)	0
Interest expense	0	43,712	43,712
As of December 31, 2024	$262,500	$31,212	$293,712
Additional debt issued	100,000	0	100,000
Interest expense	0	22,175	22,175
As of June 30, 2025	$362,500	$53,387	$415,887

Related Party - Total	Note Payable	Accrued Interest	Total
As of December 31, 2023	$22,266,062	$3,127,817	$25,393,879
Additional debt issued	3,000,000	0	3,000,000
Additional debt issuance costs	167,437	(167,437)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	3,024,637	3,024,637
As of December 31, 2024	$30,613,838	$804,678	$31,418,516
Additional debt issued	1,850,000	0	1,850,000
Additional debt issuance costs	50,000	(50,000)	0
Interest expense	0	1,712,162	1,712,162
As of June 30, 2025	$32,513,838	$2,466,840	$34,980,678

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

The Company was charged for the following with respect to this arrangement for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	6/30/2025	6/30/2024
Salaries and benefits	$55,453	$106,365
Office	27,948	44,193
Operating expenses	43,431	38,989
Total	$126,832	$189,547

As of June 30, 2025, there were 7,170,002 options issued and outstanding to officers, directors and employees of the Company of which 6,975,002 were to related parties. There was related party share-based compensation expense of $193,429 and $403,247 for the six months ending June 30, 2025 and 2024, respectively.

The Company entered a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman. ACC invoiced the Company C$183,752 during the six months ended June 30, 2025 and 2024 for consulting services.

The Chief Executive Officer had an amount due from the Company of $895,859 and $770,825 related to accrued payroll costs as of June 30, 2025 and December 31, 2024, respectively. The Chief Financial Officer received $43,500 and $43,560 in fees for the six months ending June 30, 2025 and 2024, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has four mineral leases underlying the Reward property which require annual advance royalty payments according to the following schedules. These leases are out of the scope of ASC 842 Leases, and any advance royalty paid is expensed as exploration expenses. In the twelve months ended December 31, 2024, two of the four mineral leases were renewed resulting in an updated table of payments. Once in production, each agreement attracts payment of net smelter royalties as per the following table.

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

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within 15 days of receiving the notice of default or fails to remedy or commence to remedy any other default within 30 days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $174,000 as of June 30, 2025, and makes lease payments on the following schedule:

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

The Company reported no revenues during the six months ended June 30, 2025 and 2024. The geographic location of all long lived assets is the United States.

Six months ending	6/30/2025	6/30/2024
Exploration, evaluation and project expense
Consultants/Contractors	$171,383	$411,575
Supplies and equipment	155,829	141,217
Overhead and payroll	240,498	427,320
Permits and fees	261,782	230,845
Other	9,690	21,501
Sub-Total	$839,182	$1,232,458

General and administrative
Accounting fees	$179,353	$170,161
Legal and other professional fees	214,014	105,893
Marketing expense	5,834	5,736
Payroll	180,451	231,363
Corporate expenses & rent	71,379	83,183
Share based compensation	202,831	416,482
Insurance	79,687	52,028
Stock exchange fees	40,707	56,704
Other general expenses	52,494	11,151
Sub-Total	$1,026,750	$1,132,701

Other	1,655,391	751,021
Net loss and comprehensive loss	$3,521,323	$3,116,180

NOTE 8 - SUBSEQUENT EVENTS

On July 15, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AngloGold Ashanti (U.S.A.) Holdings Inc., a Delaware corporation (“Parent”); Exploration Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”); and joined by AngloGold Ashanti Holdings plc, a public limited company existing under the laws of the Isle of Man (“HoldCo”), for the limited purposes specified in the Merger Agreement. The Parent and Merger Sub are indirect wholly-owned subsidiaries of AngloGold Ashanti plc (“AngloGold Ashanti”) and HoldCo is a direct wholly-owned subsidiary of AngloGold Ashanti. Upon consummation of the Merger, Merger Sub will cease to exist as a separate entity, and the Company will become a wholly-owned subsidiary of Parent.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of the Company (other than shares owned by the Parent, Merger Sub or any of their respective subsidiaries (which shares shall be cancelled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under the Nevada Revised Statutes), will automatically be converted into the right to receive C$1.70 in cash, without interest. Following the Effective Time, the Company’s securities will be delisted from the Toronto Stock Exchange, will cease to be quoted on the OTCQB Venture Market, and will be deregistered under the Securities Exchange Act of 1934. This transaction was disclosed in a Current Report on Form 8-K filed with the SEC on July 17, 2025.

On July 31, 2025, the Company executed an amended Schedule A to the Amended and Restated Note (the “Amended Schedule A”). The Amended Schedule A evidenced Augusta Investments loaning the Company: (i) an additional $1,050,000, comprised of $1,000,000 in principal advanced from Augusta Investments to the Company plus an earned origination fee of $50,000, effective as of June 25, 2025; and (ii) an additional $3,150,000, comprised of $3,000,000 in principal advanced from Augusta Investments to the Company plus an earned origination fee of $150,000, effective as of July 31, 2025. Pursuant to the terms agreed to in the Amended Schedule A, in the event that the Merger is terminated and does not close, the origination fees for these advances will be credited toward interest due under the Amended and Restated Note.

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

Recent Development of the Business

On July 16, 2025, the Company announced that it has entered into a definitive merger agreement (the “Merger Agreement”) with AngloGold Ashanti plc (“AngloGold Ashanti”) and certain of its affiliates, pursuant to which AngloGold Ashanti will acquire all of the Company’s issued and outstanding shares of common stock at a price of C$1.70 per share of common stock (the “Price” or the “Merger Consideration”) in cash (the “Transaction” or the “Merger”). The Price implies an enterprise value of approximately C$197 million, comprised of a fully-diluted equity value for the Company of approximately C$152 million and repayment of certain stockholder loans that amounted to approximately C$45 million at March 31, 2025.

The Transaction is expected to close in the fourth quarter of 2025, subject to the satisfaction of customary closing conditions, including the approval of the holders of a majority of the outstanding shares of the Company’s common stock, as well as a majority of the votes cast by holders of outstanding shares of the Company’s common stock, excluding certain related parties required to be excluded in accordance with Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (the “Related Parties”), at a stockholder meeting expected to be held in the fourth quarter of 2025. Pursuant to the Transaction, the Company will become an indirect wholly-owned subsidiary of AngloGold Ashanti and Augusta Gold’s shares of common stock will no longer be publicly traded on any market.

The above information is being made in respect of the Transaction involving the Company and AngloGold Ashanti. In connection with the Transaction, the Company intends to file relevant materials with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulators, including a proxy statement/information circular on Schedule 14A. Promptly after filing its definitive proxy statement/information circular with the SEC and Canadian securities regulators, the Company will mail the definitive proxy statement/information circular, related materials and a proxy card to each stockholder of the Company entitled to vote at the stockholder meeting of the Company relating to the Transaction.

Full details of the Transaction and the Agreement will be included in the Company’s proxy statement/information circular, which will be mailed to the Company’s stockholders and made available on SEDAR+ and EDGAR under the issuer profile of the Company.

Additional Information About the Proposed Transaction and Where to Find it

This communication is not a substitute for the proxy statement/information circular or any other document that the Company may file with the SEC or Canadian securities regulators or send to the stockholders in connection with the Transaction. The materials to be filed by the Company will be made available to the Company’s investors and stockholders at no expense to them and copies may be obtained free of charge on the Company’s website at www.augustagold.com. In addition, all of those materials will be available at no charge on the SEC’s website at www.sec.gov and on SEDAR+ at www.sedarplus.ca. INVESTORS AND STOCKHOLDERS ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY THE PROXY STATEMENT/INFORMATION CIRCULAR AND OTHER MATERIALS FILED WITH THE SEC OR CANADIAN SECURITIES REGULATORS, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, WHEN THEY BECOME AVAILABLE BEFORE MAKING ANY VOTING OR INVESTMENT DECISION WITH RESPECT TO THE TRANSACTION, AS THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT AUGUSTA GOLD, THE TRANSACTION, AND RELATED MATTERS.

Participants in the Solicitation

The Company and its directors, executive officers, other members of its management and employees may be deemed to be participants in the solicitation of proxies of the Company’s stockholders in connection with the Transaction under SEC rules. Investors and stockholders may obtain more detailed information regarding the names, affiliations and interests of the Company’s executive officers and directors in the solicitation by reading the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 18, 2025, with the SEC and Canadian securities regulators, and the proxy statement/information circular and other relevant materials that will be filed with the SEC and Canadian securities regulators in connection with the Transaction when they become available. To the extent holdings of the Company’s securities by their respective directors or executive officers have changed since the amounts set forth in such Form 10-K for the fiscal year ended December 31, 2024, such changes have been or will be reflected on Initial Statements of Beneficial Ownership on Form 3 or Statements of Change in Ownership on Form 4 filed with the SEC, including the Form 4 filed by Richard Warke on March 13, 2025. Information concerning the interests of the Company’s participants in the solicitation, which may, in some cases, be different than those of the Company’s stockholders generally, will be set forth in the proxy statement/information circular relating to the proposed Transaction when it becomes available.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024

	Three Months Ended
	6/30/25	6/30/24
Operating expenses
General and administrative	$455,687	$434,266
Lease expense	21,000	21,000
Exploration, evaluation and project expense	563,351	836,200
Accretion expense	67,180	71,286
Depreciation expense	10,856	11,015
Total operating expenses	1,118,074	1,373,767

Net operating loss	(1,118,074)	(1,373,767)

Revaluation of warrant liability	113,692	1,586,051
Interest expense	(875,186)	(751,222)
Foreign currency exchange loss	2,033	1
Net loss and comprehensive loss	$(1,877,535)	$(538,937)

Six Months Ended June 30, 2025 and 2024

	Six Months Ended
	6/30/25	6/30/24
Operating expenses
General and administrative	$1,026,750	$1,132,701
Lease expense	21,000	21,000
Exploration, evaluation and project expense	839,182	1,232,458
Accretion expense	145,408	101,180
Depreciation expense	21,712	22,029
Total operating expenses	2,054,052	2,509,368

Net operating loss	(2,054,052)	(2,509,368)

Revaluation of warrant liability	241,468	821,992
Interest expense	(1,712,162)	(1,424,697)
Foreign currency exchange loss	3,423	(4,107)
Net loss and comprehensive loss	$(3,521,323)	$(3,116,180)

For the three months ended June 30, 2025, the Company increased general and administrative expenses by approximately $22,000. The change was due to the following year over year variances:

Three months ended	6/30/2025	6/30/2024	Variance
Accounting fees	$54,000	$32,000	$22,000
Legal and other professional fees	100,000	74,000	26,000
Marketing expense	4,000	3,000	1,000
Payroll	98,000	94,000	4,000
Corporate expenses & rent	37,000	33,000	4,000
Share based compensation	91,000	141,000	(50,000)
Insurance	36,000	30,000	6,000
Stock exchange fees	3,000	21,000	(18,000)
Other general expenses	33,000	6,000	27,000
Total	$456,000	$434,000	$22,000

For the six months ended June 30, 2025, the Company decreased general and administrative expenses by approximately $106,000. The change was due to the following year over year variances:

Six months ending	6/30/2025	6/30/2024	Variance
Accounting fees	$179,000	$170,000	$9,000
Legal and other professional fees	214,000	106,000	108,000
Marketing expense	6,000	6,000	0
Payroll	180,000	231,000	(51,000)
Corporate expenses & rent	71,000	83,000	(12,000)
Share based compensation	203,000	416,000	(213,000)
Insurance	80,000	52,000	28,000
Stock exchange fees	41,000	57,000	(16,000)
Other general expenses	53,000	12,000	41,000
Total	$1,027,000	$1,133,000	$(106,000)

●	Legal fees and professional fees increased due to additional corporate activities in 2025.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	Share-based compensation decreased to $203,000 from $416,000 primarily due to vesting of a large grant of stock options in April 2024.

For the three months ended June 30, 2025, the Company decreased exploration, evaluation and project expenses by approximately $273,000. The change was due to the following year over year variances:

Three months ending	6/30/2025	6/30/2024	Variance
Consultants/Contractors	$97,000	$350,000	$(253,000)
Supplies and equipment	84,000	66,000	18,000
Overhead and payroll	139,000	192,000	(53,000)
Permits and fees	239,000	211,000	28,000
Other	4,000	17,000	(13,000)
Total	$563,000	$836,000	$(273,000)

For the six months ended June 30, 2025, the Company decreased exploration, evaluation and project expenses by approximately $393,000. The change was due to the following year over year variances:

Six months ending	6/30/2025	6/30/2024	Variance
Consultants/Contractors	$171,000	$412,000	$(241,000)
Supplies and equipment	156,000	141,000	15,000
Overhead and payroll	240,000	427,000	(187,000)
Permits and fees	262,000	212,000	50,000
Other	10,000	40,000	(30,000)
Total	$839,000	$1,232,000	$(393,000)

For the six months ended June 30, 2025, the Company continued with development and compliance activities for the Reward and Bullfrog Projects.

The revaluation of the warrant liability is based on the 3,362,573 warrants issued in January 2023 with an exercise price of C$2.30.

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

Liquidity

As of June 30, 2025, the Company had total liquidity of $1,020,000 in cash and cash equivalents. The Company had negative working capital of $37,000,000 and an accumulated deficit of $43,300,000. For the six months ended June 30, 2025, the Company had negative operating cash flows before changes in working capital of $3,400,000 and a net loss of $3,500,000.

As of June 30, 2024, the Company had total liquidity of $613,000 in cash and cash equivalents. The Company had negative working capital of $30,000,000 and an accumulated deficit of $36,000,000. For the six months ended June 30, 2024, the Company had negative operating cash flows before changes in working capital of $3,400,000 and a net loss of $3,100,000.

The Company does not expect that it will be required to raise additional funds through public or private equity financings prior to closing of the Merger.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of June 30, 2025, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of June 30, 2025, and their approximate timing of payment are as follows:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.

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

With respect to the quarterly period ending June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending June 30, 2025, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A - RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

There is no assurance when or if the Merger will be completed.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others (i) approval of the Merger and the Merger Agreement by the stockholders of the Company as required under the Merger Agreement, (ii) obtaining certain regulatory and governmental approvals, and (iii) the absence of legal restraints prohibiting the completion of the Merger. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to close the Merger. A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in any government or regulatory approvals could have an adverse effect on the business or financial condition of the Company. In addition, if for any reason the conditions to the Merger are not satisfied or waived or if the Merger is not completed for any reason, the Company’s ongoing business and financial results may be adversely affected, the market price of the Company’s shares of common stock may be adversely affected.

Failure to complete the Merger could negatively impact the market price of the Company’s shares of common stock and the Company’s future business and financial results.

If the Merger is not completed for any reason, the Company’s ongoing business and financial results may be adversely affected. In addition, if the Merger is not completed, the Company will be subject to a number of additional risks, including the following:

●	Under the terms of the Merger Agreement, in certain circumstances, if the Merger is not completed by reason of certain circumstances attributable to the Company, the Company will be required to pay a termination fee of US$3.6 million to Parent;

●	The price of the Company’s shares of common stock may decline to the extent that the current market price of the Company’s shares of common stock reflects a market assumption that the Merger will be completed and that the related benefits will be realized, or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in the Company’s business or financial condition;

●	The Company will continue to be liable to repay the amount outstanding under the secured loan with Augusta Investments Inc. and unsecured loan with Donald Taylor. There can be no certainty that the Company will have the financial capacity to repay the amounts under such loans when due, or at all.

●	Whether or not the Merger is completed, the pending Merger could adversely affect the Company’s operations because matters relating to the Merger require substantial commitments of time and resources by the Company’s management and employees which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

The Company cannot guarantee when, or whether, the Merger will be completed, that there will not be a delay in the completion of the Merger or that all or any of the anticipated benefits of the Merger will be obtained. If the Merger is not completed or is delayed, the Company may experience the risks discussed above which may adversely affect the Company’s business, financial results and share price.

The application of interim operating covenants may restrict the Company’s ability to pursue certain opportunities.

Pursuant to the Merger Agreement, the Company has agreed to certain interim operating covenants intended to ensure that the Company carries on business in the ordinary course consistent with past practice, except as required or expressly authorized by the Merger Agreement or any applicable law, or unless the prior written consent of AngloGold Ashanti is obtained. These operating covenants cover a broad range of activities and business practices. Consequently, it is possible that a business opportunity will arise that is out of the ordinary course or is not consistent with past practices, and that the Company will not be able to pursue or undertake the opportunity due to its covenants in the Merger Agreement unless the prior written consent of AngloGold Ashanti is obtained (such consent not to be unreasonably withheld, conditioned or delayed).

The voting agreement entered into by directors and officers of the Company with AngloGold Ashanti may prevent certain directors and officers of the Company from supporting a third-party transaction.

The directors and officers of the Company that own shares of the Company’s common stock have agreed not to support any third-party transaction during the term of the voting agreement they have signed with AngloGold Ashanti. Because these stockholders own or control approximately 31.5% of the issued and outstanding shares of the Company’s common stock, it may not be possible for a competing purchaser to acquire the Company until the voting agreement is terminated. Directors of the Company are permitted under the voting agreement to undertake any actions necessary to the fulfilment of their fiduciary duties in their capacity as directors of the Company, which would include making a change in their recommendation regarding the Merger, but this would not extend to their support of a third-party transaction in their capacity as a stockholder of the Company. The voting agreement does terminate upon termination of the Merger Agreement, so in the case where the Merger Agreement is terminated, for example, upon acceptance of a superior proposal to acquire the Company from a third-party, the voting agreement would terminate and these restrictions would no longer apply.

The fairness opinion obtained by the Company’s board of directors from its independent financial advisor will not reflect subsequent changes.

In connection with the proposed Merger, National Bank Financial delivered to the Company’s board of directors an opinion dated July 15, 2025 to the effect that as of that date, and based upon and subject to the various considerations set forth in the opinion, the Merger Consideration was fair, from a financial point of view, to the Company’s stockholders, excluding Augusta Investments Inc., Mr. Warke and Mr. Taylor (the “Related Parties”). The opinion does not reflect changes that may occur or that have occurred after the date of the opinion, including changes to the operations and prospects of the Company, fluctuations in the price of gold and silver, changes in the market prices of the Company’s shares of common stock, changes in general market or economic conditions or regulatory or other factors. Any such changes, or changes of other factors on which the opinion is based, may materially alter or affect the fairness of the Merger Consideration and the value of the Merger.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger, including if the Merger is not completed.

The Merger Agreement contains provisions that restrict Augusta Gold from selling its business to a party other than the AngloGold Ashanti and restrict it from pursuing other strategic alternatives. These provisions include a general prohibition on soliciting any acquisition proposal or offer for a competing transaction and the requirement that the Company pay a termination fee if the Merger Agreement is terminated in specified circumstances. The Company’s board of directors is also limited in its ability to make an adverse change in their recommendation to stockholders of the Company to approve the Merger. While the Company believes these provisions are reasonable, these provisions may discourage a third party that may have an interest in acquiring the Company from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable. In addition, these provisions may prevent or delay the Company from having adequate time to avoid liquidity problems and continue as a going concern, which will be necessary if the Merger is terminated.

Certain of the Company’s directors and executive officers have interests in the Merger that are different from the interests of the Company’s stockholders.

The Company’s board of directors approved the Merger Agreement and the Merger, and determined that the Merger Consideration is fair to the Company’s stockholders, excluding the Related Parties, and in the best interests of the Company’s stockholders should be aware that the directors and executive officers of the Company may have financial interests in the Merger that are different from, or in addition to, the interests of stockholders. The directors and executive officers hold options in the Company that will accelerate and vest by reason of the Merger and cerain out-of-the money options will be cancelled in return for the payment of the Black-Scholes value of the options. In addition, certain officers of the Compnay are entitled to certain change of control, success fees and other payments as a result of the Transactions contemplated by the Merger Agreement. Certain directors and executive officers will also have the debt they are owed by the Company repaid at the effective time pursuant to the Merger. These interests may cause certain of directors and executive officers to view the Merger more favorably than other stockholders. Stockholders should carefully review the information in the definitive proxy statement to be sent to stockholders of the Company regarding these interests of directors and officers of the Company prior to voting on the matters at the special meeting of stockholders to be held for approval of the Merger.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2025, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated July 15, 2025 by and among Augusta Gold Corp., AngloGold Ashanti (U.S.A.) Holdings Inc., Exploration Inc., and AngloGold Ashanti Holdings plc (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)(**)(***)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2023)
4.1	Form of Warrant from October 2020 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2020)
4.2	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
4.3	Form of Warrant Indenture dated January 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.4	Form of Compensation Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.5	Form of Warrant dated February 26, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
4.6	Voting Agreement, dated July 15, 2025, by and among certain stockholders of Augusta Gold Corp., AngloGold Ashanti (U.S.A.) Holdings Inc. and Exploration Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)***
10.1	Amendment Number Four, dated April 30, 2025, to the Amended and Restated Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2025)
10.2	Amendment Number One dated June 30, 2025, to its Amended and Restated Note with Donald Taylor dated March 27, 2025 (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2025)
10.3	Warrant Cancellation Agreement dated July 15, 2205 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)***
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
96.1	Technical Report Summary – Feasibility Study with an effective date of September 3, 2024 (incorporated by reference to exhibit 99.1 to the Company Current Report on Form 8-K, filed with the SEC on September 30, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but a copy will be furnished supplementally to the SEC upon request.
***	Certain personal information has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Tyler Minnick
		Name:	Tyler Minnick
		Title:	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)