Form 10-Q
period 2025-09-30
AUGUSTA GOLD CORP.
filed 2025-10-17
CIK 1448597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,929,753 shares of common stock, par value $0.0001, were outstanding on October 16, 2025.

AUGUSTA GOLD CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUSTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Expressed in US dollars)

	9/30/25	12/31/24
Assets

Current assets
Cash	$2,714,810	$315,001
Prepaid	70,905	38,946
Total current assets	2,785,715	353,947

Other assets
Equipment and land improvements, net	967,767	1,000,335
Reclamation bonds	1,115,813	1,115,813
Mineral properties, net	57,907,982	58,468,673
Total other assets	59,991,562	60,584,821

Total assets	$62,777,277	$60,938,768

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$517,704	$623,808
Accrued liabilities - related party	1,518,680	1,130,683
Note payable and accrued interest - related party	39,043,523	31,418,516
Warrant liability	113,726	0
Asset retirement obligation	1,109,200	1,117,000
Total current liabilities	42,302,833	34,290,007

Long term liabilities
Asset retirement obligation, net of current	1,263,540	1,604,138
Warrant liability	0	364,056
Total long term liabilities	1,263,540	1,968,194

Total liabilities	43,566,373	36,258,201

Stockholders' equity
Preferred stock, 250,000,000 shares authorized, $0.0001 par value	0	0
Preferred stock series A, 5,000,000 shares designated and authorized, $0.0001 par value; zero issued and outstanding as of 9/30/25 and 12/31/24	0	0
Preferred stock series B, 45,000,000 shares designated and authorized, $0.0001 par value; issued and outstanding preferred stock series B shares convertible into zero shares of common stock as of 9/30/25 and 12/31/24	0	0
Common stock, 750,000,000 shares authorized, $0.0001 par value; 85,929,753 shares issued and outstanding as of 9/30/25 and 12/31/24	8,593	8,593
Additional paid in capital	64,785,247	64,495,341
Accumulated deficit	(45,582,936)	(39,823,367)

Total stockholders' equity	19,210,904	24,680,567

Total liabilities and stockholders' equity	$62,777,277	$60,938,768

Commitments and contingencies (Note 6)

Subsequent events (Note 8)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in US dollars)

	Three Months Ended		Nine Months Ended
	9/30/25	9/30/24	9/30/25	9/30/24
Operating expenses
General and administrative	$818,833	$584,360	$1,845,583	$1,717,061
Lease expense	0	0	21,000	21,000
Exploration, evaluation and project expense	295,851	409,179	1,135,033	1,641,637
Accretion expense	67,180	69,981	212,588	171,161
Depreciation expense	10,856	11,014	32,568	33,043
Total operating expenses	1,192,720	1,074,534	3,246,772	3,583,902

Net operating loss	(1,192,720)	(1,074,534)	(3,246,772)	(3,583,902)

Revaluation of warrant liability	8,862	105,927	250,330	927,919
Interest expense	(1,062,845)	(741,529)	(2,775,007)	(2,166,226)
Foreign currency exchange loss	8,457	756	11,880	(3,351)
Net loss and comprehensive loss	$(2,238,246)	$(1,709,380)	$(5,759,569)	$(4,825,560)

Weighted average common shares outstanding – basic and diluted	85,929,753	85,929,753	85,929,753	85,929,753

Loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.06)

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in US dollars)

	Common
	Stock		Additional		Total
	Shares	Common	Paid In	Accumulated	Stockholders'
	Issued	Stock	Capital	Deficit	Equity

December 31, 2023	85,929,753	$8,593	$63,745,580	$(33,235,743)	$30,518,430
Stock based compensation	0	0	275,037	0	275,037
Net loss	0	0	0	(2,577,243)	(2,577,243)
March 31, 2024	85,929,753	$8,593	$64,020,617	$(35,812,986)	$28,216,224

Stock based compensation	0	0	141,445	0	141,445
Net loss	0	0	0	(538,937)	(538,937)
June 30, 2024	85,929,753	$8,593	$64,162,062	$(36,351,923)	$27,818,732

Stock based compensation	0	0	221,620	0	221,620
Net loss	0	0	0	(1,709,380)	(1,709,380)
September 30, 2024	85,929,753	$8,593	$64,383,682	$(38,061,303)	$26,330,972

December 31, 2024	85,929,753	8,593	64,495,341	(39,823,367)	24,680,567
Stock based compensation	0	0	111,659	0	111,659
Net loss	0	0	0	(1,643,788)	(1,643,788)
March 31, 2025	$85,929,753	$8,593	$64,607,000	$(41,467,155)	$23,148,438

Stock based compensation	0	0	91,172	0	91,172
Net loss	0	0	0	(1,877,535)	(1,877,535)
June 30, 2025	85,929,753	$8,593	$64,698,172	$(43,344,690)	$21,362,075

Stock based compensation	0	0	87,075	0	87,075
Net loss	0	0	0	(2,238,246)	(2,238,246)
September 30, 2025	85,929,753	$8,593	$64,785,247	$(45,582,936)	$19,210,904

See accompanying notes to consolidated financial statements

AUGUSTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in US dollars)

	Nine Months Ended
	9/30/25	9/30/24

Cash flows from operating activities
Net loss	$(5,759,569)	$(4,825,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accretion expense	212,588	171,161
Depreciation expense	32,568	33,043
Revaluation of warrant liability	(250,330)	(927,919)
Share based compensation	289,906	638,102
Change in operating assets and liabilities:
Prepaid expenses	(31,958)	(16,031)
Debt issuance costs	240,998	118,420
Deposits	0	7,028
Accounts payable	281,893	234,224
Accrued interest	2,534,008	2,047,806
Asset retirement obligation	(295)	(48,595)

Net cash used in operating activities	(2,450,191)	(2,568,321)

Cash flows from financing activities
Proceeds from note payable - related party	4,850,000	2,500,000

Net cash provided by financing activities	4,850,000	2,500,000

Net increase (decrease) in cash	2,399,809	(68,321)

Cash, beginning of period	315,001	300,734

Cash, end of period	$2,714,810	$232,413
	0
Noncash investing and financing activities
Interest and taxes paid	$0	$0
Change in ARO estimate	$560,691	$786,031

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

Going Concern and Management’s Plans

As at September 30, 2025, the Company has a working capital deficiency of approximately $39,500,000. The Company expects to continue to obtain necessary funds primarily through additional debt, the issuance of common shares, or a strategic alternative. While the Company has been successful in securing financing to date, there can be no assurances that additional debt, future equity financing, or strategic alternatives will be available on acceptable terms to the Company or at all. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On September 30, 2025, the Company’s cash balance was approximately $2,700,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

The Company is required to reclaim the property at the Bullfrog Project and Reward Project at the end of their useful lives. In accordance with FASB ASC 410-20, Asset Retirement and Environmental Obligations, the Company recognized the fair value of a liability for an ARO in the amount of $1,527,560 at the Bullfrog Project and $845,180 at the Reward Project. During the period ended September 30, 2025, the Company incurred certain costs related to the ARO estimate that had an effect on the accretion and estimated costs.

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

Period end	9/30/2025	12/31/2024
Balance, beginning of period	$2,721,138	$3,081,797
Accretion	212,588	240,688
Costs applied to ARO balance	(295)	(77,734)
Change in estimates	(560,691)	(523,613)
Balance, end of period (current)	$1,109,200	$1,117,000
Balance, end of period (long term)	$1,263,540	$1,604,138

Life of mine - Bullfrog Project	2031	2031
Life of mine - Reward Project	2029	2029
Discount rate	10.3%	11.5%
Inflation rate (average)	2.0%	2.1%

At September 30, 2025, the estimated future cash flows have been determined using real cash flows and discounted using a rate of 10.25% and a total undiscounted amount for the estimated future cash flows is $1,863,486 at the Bullfrog Project and $1,248,715 at the Reward Project. The Bullfrog and CR Reward projects have surety bonding in place with the Bureau of Land Management for $2,289,209 and $1,161,725 respectively.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(2,238,246)	$(1,709,380)	$(5,759,569)	$(4,825,560)
Basic weighted average shares outstanding	85,929,753	85,929,753	85,929,753	85,929,753
Assumed conversion of dilutive shares	0	0	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	85,929,753	85,929,753	85,929,753	85,929,753
Basic earnings (loss) per common share	$(0.03)	$(0.02)	$(0.07)	$(0.06)
Diluted earnings (loss) per common share	$(0.03)	$(0.02)	$(0.07)	$(0.06)

In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. All options and warrants were excluded in the diluted weighted average shares calculation because of the net loss for the three and nine months ended September 30, 2025 and 2024.

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

NOTE 2 - MINERAL PROPERTIES AND EQUIPMENT

	Mineral properties	Equipment	Land improvements	Total
Cost
As of December 31, 2023	$58,992,286	$161,326	$1,015,869	$60,169,481
Change in ARO estimate	(523,613)	0	0	(523,613)
Additions	0	0	0	0
As of December 31, 2024	58,468,673	161,326	1,015,869	59,645,868
Change in ARO estimate	(560,691)	0	0	(560,691)
Additions	0	0	0	0
As of September 30, 2025	$57,907,982	$161,326	$1,015,869	$59,085,177

Accumulated depreciation
As of December 31, 2023	$0	$97,427	$35,376	$132,803
Depreciation expense	0	32,265	11,792	44,057
As of December 31, 2024	0	129,692	47,168	176,860
Depreciation expense	0	23,724	8,844	32,568
As of September 30, 2025	$0	$153,416	$56,012	$209,428

Net book value on September 30, 2025	$57,907,982	$7,910	$959,857	$58,875,749

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

NOTE 3 - STOCKHOLDER’S EQUITY

The Company did not issue common shares for the nine months ended September 30, 2025 and year ended December 31, 2024.

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

As of September 30, 2025 and 2024, there was no Preferred Stock outstanding.

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

The Company recognized share-based compensation expense related to stock options of $289,906 and $638,102 for the nine months ended September 30, 2025 and 2024, respectively. The options are vested based on years of service, with options vesting between immediately and three years.

The Black Scholes option pricing model was used to estimate the aggregate fair value of the options with the following inputs:

Options	Exercise Price		Expected Life	Volatility	Risk Free Interest Rate
2,800,000	C$	1.11	3.3 years	75.9%	4.8%
200,000	C$	1.11	3.5 years	72.4%	3.8%

Stock Option Activity

A summary of the stock options as of September 30, 2025, and changes during the periods are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2023	5,010,002	$1.48	2.43	$0
Exercised	0	0	0	0
Issued	3,000,000	C$1.11	0	0
Canceled	(840,000)	C$1.93	0	0
Balance at December 31, 2024	7,170,002	$1.12	2.58	0
Exercised	0	0	0	0
Issued	0	0	0	0
Canceled	0	0	0	0
Balance at September 30, 2025	7,170,002	$1.16	1.83	$1,251,360
Options exercisable at September 30, 2025	5,570,002	$1.29	1.33	$607,061

Warrant Activity

Total outstanding warrants of 3,662,573 as of September 30, 2025, were as follows:

	Warrants Issued					Total
Warrants issued (includes expired warrants)	27,433,335	3,777,784	3,362,573	336,257	300,000
Issued date	10/26/2020	3/4/2021	1/20/2023	1/20/2023	2/26/2024
Expiration date	10/26/2024	3/4/2024	1/20/2026	1/20/2024	2/26/2029
Exercise price (Canadian $)	$1.80	$2.80	$2.30	$1.71	$0.62

Balance at December 31, 2023	27,225,001	3,777,784	3,362,573	336,257	0	34,701,615
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	300,000	300,000
Expired	(27,225,001)	(3,777,784)	0	(336,257)	0	(31,339,042)
Balance at December 31, 2024	0	0	3,362,573	0	300,000	3,662,573
Exercised	0	0	0	0	0	0
Issued	0	0	0	0	0	0
Expired	0	0	0	0	0	0
Balance at September 30, 2025	0	0	3,362,573	0	300,000	3,662,573

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the Warrants have a derivative liability value.

The value of the January 2023 Warrants of $1,762,488 has been calculated on the date of issuance of January 20, 2023, using Black-Scholes valuation technique. The warrant liability was valued at $113,726 and $364,056 as of September 30, 2025 and December 31, 2024, respectively with the following assumptions:

	1/20/23	12/31/24	9/30/25
Fair market value of common stock	$1.13	$0.81	$1.21
Exercise price	$1.71	$1.60	$1.65
Term	3 years	1.1 years	0.3 years
Volatility range	84.1%	79.2%	53.1%
Risk-free rate	3.8%	4.2%	4.0%

NOTE 5 - RELATED PARTY

Augusta Investments Inc.

●	On September 13, 2022, the Company entered into a secured note purchase agreement (the “Purchase Agreement”) with Augusta Investments Inc. (“Augusta Investments”), which shares a common director of Augusta Gold, to offer and sell a secured promissory note of the Company (the “Note”) in exchange for Augusta Investments loaning the Company $22,232,561 (the “Loan”). The Loan and the issuance of the Note occurred on September 13, 2022. The Company used the Loan to make the second payment and deferred payment to Waterton Nevada Splitter LLC (“Waterton”) on September 13, 2022, in connection with the Company’s acquisition of its Reward gold project that closed on June 13, 2022.

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

●	On September 13, 2023, the Company and Augusta Investments entered into Amendment Number One (the “Amendment”) to the Note. The Amendment amended Section 1 of the Note to change the maturity date of the Note from September 13, 2023 to the earlier of (i) first Business Day occurring 30 days after the Lender has provided written notice to the Company demanding payment on the entire unpaid balance of principal and all accrued and unpaid interest thereon; (ii) the date upon which the Company makes payment in full of the entire unpaid balance of principal and all accrued and unpaid interest; and (iii) December 13, 2023.

●	On December 13, 2023, the Company and Augusta Investments entered into Amendment Number Two (“Amendment 2”) to the Note. Amendment 2 amended Section 1 of the Note to change the maturity date of the Note from December 13, 2023, to March 31, 2024. In consideration for the Lender granting an extension to the maturity date, the Company has agreed to pay to the Lender an extension fee of $33,501, which is accrued and due on the maturity date.

●	On March 27, 2024, the Company entered into Amendment Number One (the “Purchase Agreement Amendment”) to its previously issued Purchase Agreement with Augusta Investments, pursuant to which Augusta Investments agreed to purchase the Note in the amount of $22,232,561.

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

●	On November 5, 2024, the Company executed an amended Schedule A to the Amended and Restated Note. The Amended Schedule A evidenced Augusta Investments loaning the Company an additional $250,000 on October 30, 2024.

●	On December 27, 2024, the Company executed Amendment Number Three (“Amendment Number Three”) to the Amended and Restated Note. Amendment Number Three evidenced Augusta Investments loaning the Company an additional $250,000 on December 19, 2024.

●	On March 27, 2025, the Company executed an amended Schedule A to the Amended and Restated Note. The Amended Schedule A evidenced Augusta Investments loaning the Company an additional $250,000 on March 20, 2025.

●	On April 30, 2025, the Company executed Amendment Number Four (“Amendment Number Four”) to the Amended and Restated Note. Amendment Number Four evidenced Augusta Investments loaning the Company an additional $500,000 on April 25, 2025 and extending the maturity date of the amended and restated secured promissory note to November 30, 2025.

●	On July 31, 2025, the Company executed an amended Schedule A to the Amended and Restated Note. The Amended Schedule A evidenced Augusta Investments loaning the Company: (i) an additional $1,050,000, comprised of $1,000,000 in principal advanced from Augusta Investments to the Company plus an earned origination fee of $50,000, on June 25, 2025; and (ii) an additional $3,150,000, comprised of $3,000,000 in principal advanced from Augusta Investments to the Company plus an earned origination fee of $150,000, effective as of July 31, 2025.

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

Related Party - Augusta Investments	Note Payable	Accrued Interest	Total
As of December 31, 2023	$22,266,062	$3,127,817	$25,393,879
Additional debt issued	2,750,000	0	2,750,000
Additional debt issuance costs	154,937	(154,937)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	2,980,925	2,980,925
As of December 31, 2024	$30,351,338	$773,466	$31,124,804
Additional debt issued	4,750,000	0	4,750,000
Additional debt issuance costs	200,000	(200,000)	0
Interest expense	0	2,740,040	2,740,040
As of September 30, 2025	$35,301,338	$3,313,506	$38,614,844

Related Party - Don Taylor	Note Payable	Accrued Interest	Total
As of December 31, 2023	$0	$0	$0
Additional debt issued	250,000	0	250,000
Additional debt issuance costs	12,500	(12,500)	0
Interest expense	0	43,712	43,712
As of December 31, 2024	$262,500	$31,212	$293,712
Additional debt issued	100,000	0	100,000
Interest expense	0	34,967	34,967
As of September 30, 2025	$362,500	$66,179	$428,679

Related Party - Total	Note Payable	Accrued Interest	Total
As of December 31, 2023	22,266,062	3,127,817	25,393,879
Additional debt issued	3,000,000	0	3,000,000
Additional debt issuance costs	167,437	(167,437)	0
Accrued interest converted to debt	5,180,339	(5,180,339)	0
Interest expense	0	3,024,637	3,024,637
As of December 31, 2024	$30,613,838	$804,678	$31,418,516
Additional debt issued	4,850,000	0	4,850,000
Additional debt issuance costs	200,000	(200,000)	0
Interest expense	0	2,775,007	2,775,007
As of September 30, 2025	$35,663,838	$3,379,685	$39,043,523

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

The Company was charged for the following with respect to this arrangement for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	9/30/2025	9/30/2024
Salaries and benefits	$120,764	$151,308
Office	54,930	68,980
Operating expenses	59,522	73,853
Total	$235,216	$294,141

As of September 30, 2025, there were 7,170,002 options issued and outstanding to officers, directors and employees of the Company of which 6,975,002 were to related parties. There was related party share-based compensation expense of $275,803 and $620,167 for the nine months ending September 30, 2025 and 2024, respectively.

The Company entered a consulting arrangement with Augusta Capital Corporation (“ACC”), a private company 100% beneficially held by the Company’s Executive Chairman. ACC invoiced the Company C$275,625 during the nine months ended September 30, 2025 and 2024 for consulting services.

The Chief Executive Officer had an amount due from the Company of $958,358 and $770,825 related to accrued payroll costs as of September 30, 2025 and December 31, 2024, respectively. The Chief Financial Officer received $67,250 and $62,735 in fees for the nine months ending September 30, 2025 and 2024, respectively.

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

Total
2025	$10,400
2026	63,400
2027	65,900
2028	67,900
2029	70,900
2030	76,400
2031	74,000
2032	74,000
2033	79,500
2034	49,500
2035	54,500
2036	55,000
2037	55,000
2038	55,000
2039	45,000
2040	50,000
2041	50,000
2042	50,000
2043	50,000
2044	50,000
Applicable NSRs	3%

On July 1, 2017, RMM entered into a 30-year Mineral Lease (the “Lunar Lease”) with Lunar Landing, LLC (“Lunar”) involving 24 patented mining claims underlying part of the Bullfrog property. Lunar owns a 100% undivided interest in the mining claims. This lease is out of the scope of ASC 842 Leases, and any payment is expensed off as lease expense.

Under the Lunar Lease, RMM shall expend as minimum work commitments of $50,000 per year starting in 2017 until a cumulative of $500,000 of expense has been incurred. If RMM fails to perform its obligations under the Lunar Lease, and in particular fails to make any payment due to Lunar thereunder, Lunar may declare RMM in default by giving RMM written notice of default which specifies the obligation(s) which RMM has failed to perform. If RMM fails to remedy a default in payment within 15 days of receiving the notice of default or fails to remedy or commence to remedy any other default within 30 days of receiving notice, Lunar may terminate the Lunar Lease and RMM shall peaceably surrender possession of the properties to Lunar. Notice of default or of termination shall be in writing and served in accordance with the Lunar Lease. RMM has made all required payments and has paid Lunar $174,000 as of September 30, 2025, and makes lease payments on the following schedule:

Payment due July	Annual Payment
2026	$21,000
2027-2031	$25,000
2032-2036	$30,000
2037-2041	$40,000
2042-2046	$45,000

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

The Company reported no revenues during the nine months ended September 30, 2025 and 2024. The geographic location of all long lived assets is the United States.

Nine months ending	9/30/2025	9/30/2024
Exploration, evaluation and project expense
Consultants/Contractors	$205,668	$569,469
Supplies and equipment	245,092	212,823
Overhead and payroll	382,214	583,633
Permits and fees	286,566	250,123
Other	15,493	25,589
Sub-Total	$1,135,033	1,641,637

General and administrative	1,845,583	1,717,061

Other	2,778,953	1,466,862

Net loss and comprehensive loss	$5,759,569	$4,825,560

NOTE 8 - SUBSEQUENT EVENTS

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

The above information is being made in respect of the Transaction involving the Company and AngloGold Ashanti. In connection with the Transaction, the Company has filed relevant materials with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulators, including a definitive proxy statement/information circular on Schedule 14A. The Company mailed the definitive proxy statement/information circular, related materials and a proxy card to each stockholder of the Company entitled to vote at the stockholder meeting of the Company relating to the Transaction.

Full details of the Transaction and the Agreement are included in the Company’s definitive proxy statement/information circular, which was mailed to the Company’s stockholders on or about September 24, 2025, and made available on SEDAR+ and EDGAR under the issuer profile of the Company.

Additional Information About the Proposed Transaction and Where to Find it

This communication is not a substitute for the definitive proxy statement/information circular or any other document that the Company may file with the SEC or Canadian securities regulators or send to the stockholders in connection with the Transaction. The materials filed or to be filed by the Company are or will be available to the Company’s investors and stockholders at no expense to them and copies may be obtained free of charge on the Company’s website at www.augustagold.com. In addition, all of those materials are or will be available at no charge on the SEC’s website at www.sec.gov and on SEDAR+ at www.sedarplus.ca. INVESTORS AND STOCKHOLDERS ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY THE DEFINITIVE PROXY STATEMENT/INFORMATION CIRCULAR AND OTHER MATERIALS FILED WITH THE SEC OR CANADIAN SECURITIES REGULATORS, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, WHEN THEY BECOME AVAILABLE BEFORE MAKING ANY VOTING OR INVESTMENT DECISION WITH RESPECT TO THE TRANSACTION, AS THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT AUGUSTA GOLD, THE TRANSACTION, AND RELATED MATTERS.

Participants in the Solicitation

The Company and its directors, executive officers, other members of its management and employees may be deemed to be participants in the solicitation of proxies of the Company’s stockholders in connection with the Transaction under SEC rules. Investors and stockholders may obtain more detailed information regarding the names, affiliations and interests of the Company’s executive officers and directors in the solicitation by reading the definitive proxy statement/information circular and other relevant materials that have been filed with the SEC and Canadian securities regulators in connection with the proposed transaction on September 18, 2025. To the extent holdings of the Company’s securities by their respective directors or executive officers have changed since the definitive proxy statement/information statement, such changes have been or will be reflected on Initial Statements of Beneficial Ownership on Form 3 or Statements of Change in Ownership on Form 4 filed with the SEC. Information concerning the interests of the Company’s participants in the solicitation, which may, in some cases, be different than those of the Company’s stockholders generally, have been set forth in the definitive proxy statement/information circular relating to the proposed Transaction that has been filed with the SEC and Canadian securities regulators on September 18, 2025.

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

Results of Operations

Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	9/30/25	9/30/24
Operating expenses
General and administrative	$818,833	$584,360
Exploration, evaluation and project expense	295,851	409,179
Accretion expense	67,180	69,981
Depreciation expense	10,856	11,014
Total operating expenses	1,192,720	1,074,534

Net operating loss	(1,192,720)	(1,074,534)

Revaluation of warrant liability	8,862	105,927
Interest expense	(1,062,845)	(741,529)
Foreign currency exchange loss	8,457	756
Net loss and comprehensive loss	$(2,238,246)	$(1,709,380)

Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	9/30/25	9/30/24
Operating expenses
General and administrative	$1,845,583	$1,717,061
Lease expense	21,000	21,000
Exploration, evaluation and project expense	1,135,033	1,641,637
Accretion expense	212,588	171,161
Depreciation expense	32,568	33,043
Total operating expenses	3,246,772	3,583,902

Net operating loss	(3,246,772)	(3,583,902)

Revaluation of warrant liability	250,330	927,919
Interest expense	(2,775,007)	(2,166,226)
Foreign currency exchange loss	11,880	(3,351)
Net loss and comprehensive loss	$(5,759,569)	$(4,825,560)

For the three months ended September 30, 2025, the Company increased general and administrative expenses by approximately $235,000. The change was due to the following year over year variances:

Three months ended	9/30/2025	9/30/2024	Variance
Accounting fees	$36,000	$39,000	$(3,000)
Legal and other professional fees	462,000	112,000	350,000
Marketing expense	3,000	2,000	1,000
Payroll	128,000	107,000	21,000
Corporate expenses & rent	43,000	60,000	(17,000)
Share based compensation	87,000	222,000	(135,000)
Insurance	36,000	23,000	13,000
Stock exchange fees	21,000	7,000	14,000
Other general expenses	3,000	12,000	(9,000)
Total	$819,000	$584,000	$235,000

For the nine months ended September 30, 2025, the Company increased general and administrative expenses by approximately $129,000. The change was due to the following year over year variances:

Nine months ending	9/30/2025	9/30/2024	Variance
Accounting fees	$215,000	$210,000	$5,000
Legal and other professional fees	686,000	217,000	469,000
Marketing expense	9,000	8,000	1,000
Payroll	308,000	339,000	(31,000)
Corporate expenses & rent	114,000	143,000	(29,000)
Share based compensation	290,000	638,000	(348,000)
Insurance	115,000	75,000	40,000
Stock exchange fees	62,000	64,000	(2,000)
Other general expenses	47,000	23,000	24,000
Total	$1,846,000	$1,717,000	$129,000

●	Legal fees and professional fees increased due to additional corporate activities in 2025 including transaction costs related to the due diligence for the Company’s merger with AngloGold Ashanti.

●	The payroll and corporate expenses result from the Company having an agreement to share office space, equipment, personnel, consultants and various administrative services for the Company’s head office located in Vancouver, BC, Canada. Management expects payroll costs to fluctuate based on the personnel and consultants used during the period.

●	Share-based compensation decreased to $290,000 from $638,000 primarily due to vesting of a large grant of stock options in April 2024.

For the three months ended September 30, 2025, the Company decreased exploration, evaluation and project expenses by approximately $113,000. The change was due to the following year over year variances:

Three months ending	9/30/2025	9/30/2024	Variance
Consultants/Contractors	$34,000	$158,000	$(124,000)
Supplies and equipment	89,000	72,000	17,000
Overhead and payroll	142,000	156,000	(14,000)
Permits and fees	10,000	9,000	1,000
Other	21,000	14,000	7,000
Total	$296,000	$409,000	$(113,000)

For the nine months ended September 30, 2025, the Company decreased exploration, evaluation and project expenses by approximately $507,000. The change was due to the following year over year variances:

Nine months ending	9/30/2025	9/30/2024	Variance
Consultants/Contractors	$206,000	$569,000	$(363,000)
Supplies and equipment	245,000	213,000	32,000
Overhead and payroll	382,000	584,000	(202,000)
Permits and fees	287,000	250,000	37,000
Other	15,000	26,000	(11,000)
Total	$1,135,000	$1,642,000	$(507,000)

For the nine months ended September 30, 2025, the Company continued with development and compliance activities for the Reward and Bullfrog Projects.

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

Liquidity

As of September 30, 2025, the Company had total liquidity of $2,700,000 in cash and cash equivalents. The Company had negative working capital of $40,000,000 and an accumulated deficit of $45,600,000. For the nine months ended September 30, 2025, the Company had negative operating cash flows before changes in working capital of $5,500,000 and a net loss of $5,800,000.

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

As of September 30, 2025, the capital structure of the Company consists of 85,929,753 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Contractual obligations and commitments

The Company’s contractual obligations and commitments as of September 30, 2025, and their approximate timing of payment are as follows:

	<1 year	1 - 3 years	4 - 5 years	>5 years	Total
Leases	$99,000	$231,000	$50,000	$575,000	$955,000
Royalty	$45,400	$162,200	$147,300	$791,500	$1,146,400

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

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

With respect to the quarterly period ending September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the quarterly period ending September 30, 2025, our management, including our chief executive officer and chief financial officer, has concluded that its disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

If the Merger is not completed for any reason, the Company’s ongoing business and financial results may be adversely affected. In addition, if the Merger is not completed, the Company will be subject to a number of additional risks, including the following:

●	Under the terms of the Merger Agreement, in certain circumstances, if the Merger is not completed by reason of certain circumstances attributable to the Company, the Company will be required to pay a termination fee of $3.6 million to Parent;

●	The price of the Company’s shares of common stock may decline to the extent that the current market price of the Company’s shares of common stock reflects a market assumption that the Merger will be completed and that the related benefits will be realized, or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in the Company’s business or financial condition;

●	The Company will continue to be liable to repay the amount outstanding under the secured loan with Augusta Investments Inc. and unsecured loan with Donald Taylor. There can be no certainty that the Company will have the financial capacity to repay the amounts under such loans when due, or at all.

●	Whether or not the Merger is completed, the pending Merger could adversely affect the Company’s operations because matters relating to the Merger require substantial commitments of time and resources by the Company’s management and employees which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

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

The Company’s board of directors approved the Merger Agreement and the Merger, and determined that the Merger Consideration is fair to the Company’s stockholders, excluding the Related Parties, and in the best interests of the Company’s stockholders should be aware that the directors and executive officers of the Company may have financial interests in the Merger that are different from, or in addition to, the interests of stockholders. The directors and executive officers hold options in the Company that will accelerate and vest by reason of the Merger and certain out-of-the money options will be cancelled in return for the payment of the Black-Scholes value of the options. In addition, certain officers of the Company are entitled to certain change of control, success fees and other payments as a result of the Transactions contemplated by the Merger Agreement. Certain directors and executive officers will also have the debt they are owed by the Company repaid at the effective time pursuant to the Merger. These interests may cause certain of directors and executive officers to view the Merger more favorably than other stockholders. Stockholders should carefully review the information in the definitive proxy statement to be sent to stockholders of the Company regarding these interests of directors and officers of the Company prior to voting on the matters at the special meeting of stockholders to be held for approval of the Merger.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2025, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated July 15, 2025 by and among Augusta Gold Corp., AngloGold Ashanti (U.S.A.) Holdings Inc., Exploration Inc., and AngloGold Ashanti Holdings plc (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)(**)(***)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2023)
4.1	Form of Warrant from October 2020 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2020)
4.2	Form of Warrant from March 2021 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2021)
4.3	Form of Warrant Indenture dated January 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.4	Form of Compensation Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023)
4.5	Form of Warrant dated February 26, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2024)
4.6	Voting Agreement, dated July 15, 2025, by and among certain stockholders of Augusta Gold Corp., AngloGold Ashanti (U.S.A.) Holdings Inc. and Exploration Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)***
10.1	Amended Schedule A, dated July 31, 2025, to the Amended and Restated Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 6, 2025)
10.3	Warrant Cancellation Agreement dated July 15, 2205 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025)***
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
96.1	Technical Report Summary – Feasibility Study with an effective date of September 3, 2024 (incorporated by reference to exhibit 99.1 to the Company Current Report on Form 8-K, filed with the SEC on September 30, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but a copy will be furnished supplementally to the SEC upon request.

***	Certain personal information has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Donald R. Taylor
		Name:	Donald R. Taylor
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: October 16, 2025	AUGUSTA GOLD CORP.

	By:	/s/ Tyler Minnick
		Name:	Tyler Minnick
		Title:	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)